Form 10-Q
period 2023-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2024-02-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 5, 2024
Class A Voting Common Shares, no par value per share	83,564,574 shares
Class B Non-Voting Common Shares, no par value per share	151,635,665 shares

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: changes in our business strategy including the potential spin-off our studio business; possible delays in closing, or the inability to close the proposed business combination with Screaming Eagle Acquisition Corp. pursuant to the terms of the Business Combination Agreement entered into on December 22, 2023; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and future bank failures; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Form 10-K, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$283.0	$272.1
Accounts receivable, net	810.2	582.1
Other current assets	432.4	264.2
Total current assets	1,525.6	1,118.4
Investment in films and television programs and program rights, net	2,772.7	2,947.9
Property and equipment, net	95.1	89.5
Investments	71.5	64.7
Intangible assets, net	1,028.5	1,300.1
Goodwill	801.4	1,289.5
Other assets	859.9	616.1
Total assets	$7,154.7	$7,426.2
LIABILITIES
Accounts payable	$306.7	$368.1
Content related payables	282.2	184.1
Other accrued liabilities	324.8	273.4
Participations and residuals	622.7	549.3
Film related obligations	1,318.6	1,007.2
Debt - short term portion	50.3	41.4
Deferred revenue	266.5	147.2
Total current liabilities	3,171.8	2,570.7
Debt	2,238.2	1,978.2
Participations and residuals	472.0	329.6
Film related obligations	554.4	1,016.4
Other liabilities	532.9	317.9
Deferred revenue	81.5	52.0
Deferred tax liabilities	18.5	31.8
Total liabilities	7,069.3	6,296.6
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	409.1	343.6

EQUITY (DEFICIT)
Class A voting common shares, no par value, 500.0 shares authorized, 83.6 shares issued (March 31, 2023 - 83.5 shares issued)	673.4	672.3
Class B non-voting common shares, no par value, 500.0 shares authorized, 151.5 shares issued (March 31, 2023 - 145.9 shares issued)	2,459.3	2,430.9
Accumulated deficit	(3,574.6)	(2,439.6)
Accumulated other comprehensive income	116.4	120.9
Total Lions Gate Entertainment Corp. shareholders' equity (deficit)	(325.5)	784.5
Noncontrolling interests	1.8	1.5
Total equity (deficit)	(323.7)	786.0
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$7,154.7	$7,426.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions, except per share amounts)
Revenues	$975.1	$1,000.1	$2,899.1	$2,769.1
Expenses
Direct operating	510.8	584.7	1,549.1	1,744.7
Distribution and marketing	220.0	171.0	686.0	567.1
General and administration	121.0	115.0	368.1	340.0
Depreciation and amortization	49.9	46.3	138.9	133.9
Restructuring and other	116.9	75.3	371.0	316.5
Goodwill and intangible asset impairment	—	—	663.9	1,475.0
Total expenses	1,018.6	992.3	3,777.0	4,577.2
Operating income (loss)	(43.5)	7.8	(877.9)	(1,808.1)
Interest expense	(67.1)	(59.6)	(192.9)	(163.0)
Interest and other income	1.8	1.7	6.5	4.8
Other expense	(2.5)	(10.7)	(19.6)	(21.1)
Gain on extinguishment of debt	—	38.2	21.2	40.3
Gain on investments, net	4.4	43.4	2.7	42.1
Equity interests income	4.2	—	5.7	0.8
Income (loss) before income taxes	(102.7)	20.8	(1,054.3)	(1,904.2)
Income tax provision	(4.7)	(5.6)	(12.5)	(16.6)
Net income (loss)	(107.4)	15.2	(1,066.8)	(1,920.8)
Less: Net loss attributable to noncontrolling interests	0.8	1.4	3.3	7.3
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(106.6)	$16.6	$(1,063.5)	$(1,913.5)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net income (loss) per common share	$(0.45)	$0.07	$(4.56)	$(8.41)
Diluted net income (loss) per common share	$(0.45)	$0.07	$(4.56)	$(8.41)

Weighted average number of common shares outstanding:
Basic	235.1	228.8	233.1	227.4
Diluted	235.1	230.1	233.1	227.4
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Net income (loss)	$(107.4)	$15.2	$(1,066.8)	$(1,920.8)
Foreign currency translation adjustments, net of tax	3.0	3.7	1.6	(3.4)
Net unrealized gain on cash flow hedges, net of tax	(23.0)	8.4	(6.1)	108.5
Comprehensive income (loss)	(127.4)	27.3	(1,071.3)	(1,815.7)
Less: Comprehensive loss attributable to noncontrolling interests	0.8	1.4	3.3	7.3
Comprehensive income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(126.6)	$28.7	$(1,068.0)	$(1,808.4)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Three Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Lions Gate Entertainment Corp. Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at September 30, 2023	83.5	$673.0	151.4	$2,437.0	$(3,467.5)	$136.4	$(221.1)	$2.3	$(218.8)
Exercise of stock options	—	—	—	0.2	—	—	0.2	—	0.2
Share-based compensation, net of share cancellations for taxes	—	0.2	0.1	21.9	—	—	22.1	—	22.1
Issuance of common shares	0.1	0.2	—	0.2	—	—	0.4	—	0.4
Noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Net loss	—	—	—	—	(106.6)	—	(106.6)	0.3	(106.3)
Other comprehensive loss	—	—	—	—	—	(20.0)	(20.0)	—	(20.0)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Balance at December 31, 2023	83.6	$673.4	151.5	$2,459.3	$(3,574.6)	$116.4	$(325.5)	$1.8	$(323.7)

Balance at September 30, 2022	83.4	$670.4	145.2	$2,373.5	$(2,320.4)	$122.3	$845.8	$1.6	$847.4
Share-based compensation, net of share cancellations for taxes	—	1.0	0.3	22.2	—	—	23.2	—	23.2
Issuance of common shares	—	0.1	—	0.1	—	—	0.2	—	0.2
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	16.6	—	16.6	(0.1)	16.5
Other comprehensive income	—	—	—	—	—	12.1	12.1	—	12.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(14.1)	—	(14.1)	—	(14.1)
Balance at December 31, 2022	83.4	$671.5	145.5	$2,395.8	$(2,317.9)	$134.4	$883.8	$1.2	$885.0
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Nine Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Lions Gate Entertainment Corp. Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2023	83.5	$672.3	145.9	$2,430.9	$(2,439.6)	$120.9	$784.5	$1.5	$786.0
Exercise of stock options	—	—	—	0.5	—	—	0.5	—	0.5
Share-based compensation, net of share cancellations for taxes	—	0.6	5.6	27.4	—	—	28.0	—	28.0
Issuance of common shares	0.1	0.5	—	0.5	—	—	1.0	—	1.0
Noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Net loss	—	—	—	—	(1,063.5)	—	(1,063.5)	1.1	(1,062.4)
Other comprehensive income	—	—	—	—	—	(4.5)	(4.5)	—	(4.5)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(71.5)	—	(71.5)	—	(71.5)
Balance at December 31, 2023	83.6	$673.4	151.5	$2,459.3	$(3,574.6)	$116.4	$(325.5)	$1.8	$(323.7)

Balance at March 31, 2022	83.3	$668.2	142.0	$2,353.8	$(369.7)	$29.3	$2,681.6	$1.8	$2,683.4
Exercise of stock options	—	—	0.3	3.5	—	—	3.5	—	3.5
Share-based compensation, net of share cancellations for taxes	0.1	3.0	3.2	38.3	—	—	41.3	—	41.3
Issuance of common shares	—	0.3	—	0.2	—	—	0.5	—	0.5
Noncontrolling interests	—	—	—	—	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	—	(1,913.5)	—	(1,913.5)	0.1	(1,913.4)
Other comprehensive income	—	—	—	—	—	105.1	105.1	—	105.1
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(34.7)	—	(34.7)	—	(34.7)
Balance at December 31, 2022	83.4	$671.5	145.5	$2,395.8	$(2,317.9)	$134.4	$883.8	$1.2	$885.0
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Operating Activities:
Net loss	$(1,066.8)	$(1,920.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	138.9	133.9
Amortization of films and television programs and program rights	1,138.7	1,284.4
Amortization of debt financing costs and other non-cash interest	22.0	20.1
Non-cash share-based compensation	75.3	59.8
Other amortization	35.0	55.8
Goodwill and intangible asset impairment	663.9	1,475.0
Content and other impairments	317.4	299.7
Gain on extinguishment of debt	(21.2)	(40.3)
Equity interests income	(5.7)	(0.8)
Gain on investments, net	(2.7)	(42.1)
Deferred income taxes	(13.4)	(0.5)
Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	—	188.7
Accounts receivable, net	57.4	(26.3)
Investment in films and television programs and program rights, net	(926.2)	(1,573.4)
Other assets	(24.3)	(48.2)
Accounts payable and accrued liabilities	(93.4)	(46.0)
Participations and residuals	10.4	84.3
Content related payables	57.3	(18.1)
Deferred revenue	38.8	(13.2)
Net Cash Flows Provided By (Used In) Operating Activities	401.4	(128.0)
Investing Activities:
Purchase of eOne, net of cash acquired (see Note 2)	(331.1)	—
Proceeds from the sale of equity method and other investments	5.2	46.3
Investment in equity method investees and other	(11.3)	(17.5)
Increase in loans receivable	(3.6)	—
Capital expenditures	(24.7)	(36.6)
Net Cash Flows Used In Investing Activities	(365.5)	(7.8)
Financing Activities:
Debt - borrowings	2,270.5	1,238.0
Debt - repurchases and repayments	(1,987.4)	(1,548.3)
Film related obligations - borrowings	1,262.6	1,384.0
Film related obligations - repayments	(1,530.3)	(694.8)
Settlement of financing component of interest rate swaps	—	(134.5)
Purchase of noncontrolling interest	(0.6)	—
Distributions to noncontrolling interest	(1.7)	(4.8)
Exercise of stock options	0.5	3.4
Tax withholding required on equity awards	(31.0)	(17.3)
Net Cash Flows Provided By (Used In) Financing Activities	(17.4)	225.7
Net Change In Cash, Cash Equivalents and Restricted Cash	18.5	89.9
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	1.7	(3.5)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	313.0	384.6
Cash, Cash Equivalents and Restricted Cash - End Of Period	$333.2	$471.0

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General
Nature of Operations
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) encompasses world-class motion picture and television studio operations (collectively referred to as the “Studio Business”) aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. The Company’s film, television, subscription and location-based entertainment businesses are backed by a more than 20,000-title library and a valuable collection of iconic film and television franchises.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate and all of its majority-owned and controlled subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. The balance sheet at March 31, 2023 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as amended.
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

Recent Accounting Pronouncements

Segment Reporting: In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2025 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes: In December 2023, the FASB issued guidance which expands income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this guidance requires all entities disaggregate disclosures on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s annual audited consolidated financial statements for the fiscal year ending March 31, 2026 with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions

eOne Acquisition

On December 27, 2023, the Company, and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the previously announced acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $375.0 million, subject to certain purchase price adjustments, including for cash, debt, and working capital. Upon closing, the Company paid $331.0 million, net of cash acquired of $54.1 million, which reflects the purchase price of $375.0 million adjusted for estimated cash, debt, transaction costs and working capital. The preliminary purchase price is subject to further adjustments based on the final determination of the purchase price adjustments. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.

The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023. There was no material revenue or net income from eOne for the period from December 27, 2023 through December 31, 2023. The Company incurred approximately $5.6 million and $8.8 million of acquisition-related costs that were expensed in restructuring and other during the three and nine months ended December 31, 2023, respectively.

Allocation of Purchase Consideration. The Company has made a preliminary estimate of the allocation of the preliminary purchase price of eOne to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The Company is still evaluating the fair value of film and television programs and libraries, projects in development, intangible assets, and income taxes, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at December 27, 2023 becomes available and final appraisals and analysis are completed. The Company has also conducted an initial review of, and is in the process of continuing to evaluate, the accounting policies and practices of eOne, to determine if differences in accounting policies and practices require reclassifications to conform to the Company's accounting policies and practices. As a result of that review, the Company may identify additional differences between the accounting policies and practices of the companies that, when conformed, could have a material impact on the consolidated financial statements of the Company. The Company will reflect measurement period adjustments, in the period in which the adjustments occur, and the Company will finalize its accounting for the acquisition within one year from December 27, 2023. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill. If the final fair value estimates and tax adjustments related to the net assets acquired decrease from their preliminary estimates, the amount of goodwill will increase and if the final fair value estimates and tax adjustments related to the net assets acquired increase from their preliminary estimates, the amount of goodwill will decrease and may result in a gain on purchase. In addition, the final fair value estimates related to the net assets acquired could impact the amount of amortization expense recorded associated with amounts allocated to film and television programs and other intangible assets. The preliminary goodwill recorded was not significant and is reflected in the table below. The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow (DCF) analyses, and thus represent Level 3 fair value measurements.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred is presented in the table below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in millions)
Cash and cash equivalents	$54.1
Accounts receivable	287.6
Investment in films and television programs	367.9
Property and equipment	14.0
Intangible assets	4.0
Other assets(1)	205.0
Accounts payable and accrued liabilities	(72.0)
Content related payable	(37.3)
Participations and residuals(1)	(203.7)
Film related obligations(1)	(105.8)
Other liabilities and deferred revenue(1)	(134.5)
Preliminary fair value of net assets acquired	379.3
Goodwill	5.8
Preliminary purchase price consideration	$385.1
______________
(1)Includes current and non-current amounts.

Investment in films and television programs includes the preliminary fair value of completed films and television programs which have been produced by eOne or for which eOne has acquired distribution rights, as well as the preliminary fair value of films and television programs in production, pre-production and development. For investment in films and television programs, the fair value was preliminarily estimated based on forecasted cash flows discounted to present value at a rate commensurate with the risk of the assets. Titles that were released less than three years prior to the acquisition date (December 27, 2023) were valued individually and will be amortized using the individual film forecast method, based on the ratio of current period revenues to management’s estimated remaining total gross revenues to be earned ("ultimate revenue"). Titles released more than three years prior to the acquisition date were valued as part of a library and will be amortized on a straight-line basis over the estimated useful life of 5 years to 10 years.
The intangible assets acquired include trade names with a weighted average estimated useful life of 5 years. The fair value of the trade names was preliminarily estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments.

Other preliminary fair value adjustments were made to property and equipment and right-of-use lease assets to reflect the fair value of certain assets upon acquisition.

Deferred taxes were preliminarily adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to film and television programs, other intangible assets, and certain property and equipment, right-of-use lease assets, and other liabilities.

The fair value of eOne's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, participations and residuals, film related obligations and other liabilities were estimated to approximate their book values.

Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrate the results of operations of the Company as if the acquisition of eOne as described above occurred on April 1, 2022. The unaudited pro forma condensed consolidated financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on April 1, 2022, nor is it indicative of future results. The statement of operations information below for the nine month periods includes (i) the statement of operations of eOne for the nine months ended September 30, 2023 combined with the Company's statement of operations for the nine months ended December 31, 2023, and (ii) the statement of operations of

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eOne for the nine months ended September 30, 2022 combined with the Company's statement of operations for the nine months ended December 31, 2022.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Revenues	$1,116.0	$1,309.7	$3,318.4	$3,287.3
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(87.4)	$41.2	$(1,344.0)	$(1,880.5)

The unaudited pro forma condensed consolidated financial information includes, where applicable, adjustments for (i) reductions in amortization expense from the fair value adjustments to investment in films and television programs, (ii) reduction in amortization expense related to acquired intangible assets, (iii) reduction in depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) increase in interest expense resulting from financing the acquisition with borrowings under the Company's revolving credit facility, (vi) elimination of intercompany activity between eOne and the Company, and (vii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisition of eOne on the Company's historical financial information on a supplemental pro forma basis. The unaudited pro forma condensed consolidated statement of operations information does not include adjustments related to integration activities, operating efficiencies or cost savings. In addition, the unaudited pro forma condensed consolidated financial information for the nine months ended December 31, 2023 includes an impairment of goodwill and trade name of $296.2 million which was reflected in the statement of operations of eOne for the nine months ended September 30, 2023.

The results of operations of eOne were reflected beginning December 27, 2023, in the Motion Picture and Television Production reportable segments of the Company.

Business Combination Agreement

On December 22, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”), with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“Screaming Eagle”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of Screaming Eagle (“New SEAC”), SEAC MergerCo, a Cayman Islands exempted company and a wholly-owned subsidiary of Screaming Eagle, 1455941 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and a wholly-owned subsidiary of Screaming Eagle, LG Sirius Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Lionsgate and LG Orion Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Lionsgate (“StudioCo”). Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business will be combined with Screaming Eagle through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). Upon consummation of the Business Combination, approximately 87.3% of the total shares of the Studio Business are expected to continue to be held by Lionsgate, while Screaming Eagle public shareholders and founders and common equity financing investors are expected to own an aggregate of approximately 12.7% of the combined company. In addition to establishing the Studio Business as a standalone publicly-traded entity, the transaction is expected to deliver approximately $350.0 million of gross proceeds to the Company, including $175.0 million in private investments in public equities (“PIPE”) financing. The transaction is subject to certain closing conditions, including regulatory approvals and approval from the shareholders and public warrant holders of Screaming Eagle, and is expected to close in the spring of 2024. The closing of the transaction is also subject to the gross proceeds to the Company being equal to a minimum of $350.0 million.
Harry E. Sloan, a member of the Company’s Board of Directors, is also the Chairman of Screaming Eagle, and owns, directly or indirectly, a material interest in Eagle Equity Partners V, LLC, a Delaware limited liability company, the Screaming Eagle sponsor. Mr. Sloan recused himself from the decisions to approve the Business Combination made by both the board of directors of Screaming Eagle and Lionsgate.
The Business Combination is expected to be accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Screaming Eagle will be treated as the acquired company and the Studio Business will be treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of New SEAC will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of Screaming Eagle, accompanied by a

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recapitalization. The net assets of Screaming Eagle will be stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of the Studio Business.

3. Investment in Films and Television Programs and Licensed Program Rights
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

	December 31, 2023	March 31, 2023
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$804.9	$611.7
Completed and not released	296.1	278.7
In progress	467.6	457.0
In development	61.3	64.1
	1,629.9	1,411.5
Film Group Monetization
Released, net of accumulated amortization	562.1	657.8
Completed and not released	272.7	281.7
In progress	111.3	303.0
In development	9.1	8.2
	955.2	1,250.7
Licensed program rights, net of accumulated amortization	187.6	285.7
Investment in films and television programs and licensed program rights, net	$2,772.7	$2,947.9

At December 31, 2023, acquired film and television libraries have remaining unamortized costs of $233.5 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted-average remaining period of approximately 13.0 years (March 31, 2023 - unamortized costs of $132.8 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Amortization expense:
Individual monetization	$214.2	$207.9	$618.6	$711.1
Film group monetization	66.8	82.8	276.7	227.7
Licensed program rights	90.2	94.4	243.4	345.6
	$371.2	$385.1	$1,138.7	$1,284.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value. The following table sets forth impairments by segment and the line item in our unaudited condensed consolidated statement of operations they are recorded in for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense:
Motion Picture	$0.5	$0.6	$27.5	$1.1
Television Production	1.2	—	6.6	4.7
Impairments not included in segment operating results(1):
Included in restructuring and other	77.8	80.8	317.4	293.8
	$79.5	$81.4	$351.5	$299.6
________________
(1)Represents charges related to the Media Networks restructuring plan initiatives, including content impairment of programming removed from its platforms and in certain international territories exited or to be exited. See Note 14 for further information.

4. Investments
The Company's investments consisted of the following:

	December 31, 2023	March 31, 2023
	(Amounts in millions)
Investments in equity method investees	$67.1	$63.1
Other investments	4.4	1.6
	$71.5	$64.7

Equity Method Investments:
The Company has investments in various equity method investees with ownership percentages ranging from approximately 6% to 49%. These investments include:
Spyglass. Spyglass is a global premium content company, focused on developing, producing, financing and acquiring motion pictures and television programming across all platforms for worldwide audiences.
STARZPLAY Arabia. STARZPLAY Arabia (Playco Holdings Limited) offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa. On October 17, 2022, the Company sold a portion of its ownership interest in STARZPLAY Arabia and received net proceeds of $43.4 million, and the Company recorded a gain of $43.4 million on the sale which is included in gain (loss) on investments in the Company's unaudited condensed consolidated statement of operations for the three months ended December 31, 2022. Subsequent to the transaction, the Company continues to hold a minority ownership interest in STARZPLAY Arabia.
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

5. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2023(1)	$393.7	$401.9	$493.9	$1,289.5
Acquisition of eOne (see Note 2)	1.0	4.8	—	5.8
Impairment	—	—	(493.9)	(493.9)
Balance as of December 31, 2023(1)	$394.7	$406.7	$—	$801.4
________________
(1)As of March 31, 2023 and December 31, 2023, accumulated goodwill impairment losses totaled $1.475 billion and $1.969 billion, respectively, related to the Media Networks reporting unit, as further described below.

Impairment Assessments

Fiscal 2024. During the second quarter ended September 30, 2023, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Media Networks segment, including its growth in subscribers and revenue worldwide, and the expanded restructuring activities discussed in Note 14, along with recent market valuation multiples, the Company updated its quantitative impairment assessment for its Media Networks reporting unit goodwill based on the most recent data and expected growth trends. In performing its quantitative impairment assessment, the fair value of the Company's reporting units was estimated by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies. The Media Networks reporting unit goodwill was established in connection with the acquisition of Starz as of December 8, 2016.

Based on its quantitative impairment assessment, the Company determined that the fair value of our Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment, was less than its carrying value (after the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $493.9 million in the second quarter ended September 30, 2023, representing all of the remaining Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2023.

During each quarter in the nine months ended December 31, 2023, we performed qualitative goodwill impairment assessments for all our other reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the quantitative assessment performed in the quarter ended September 30, 2022 and our qualitative assessment performed for fiscal 2023, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.

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
Indefinite-Lived Intangible Assets
Through September 30, 2023, our indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016, amounting to $250.0 million related to the Media Networks reporting unit before the impairment charge recorded in the second quarter ended September 30, 2023 discussed below.
During the second quarter ended September 30, 2023, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. The fair value of the Company's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of our trade names, we recorded an impairment charge of $170.0 million in the second quarter ended September 30, 2023 related to the Company's Starz business, which was recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2023.
After the Company performed its quantitative impairment assessment, during the second quarter ended September 30, 2023, the Company then reassessed the estimated useful life of the trade names with a remaining carrying value of $80.0 million, net of the impairment charge discussed above. The Company concluded that based upon the most recent factors, including current macro and microeconomic conditions, market competition and historical Company and industry trends, the trade names now have a finite estimated remaining useful life of 10 years. Accordingly, beginning in the third quarter ended December 31, 2023, the trade names are being accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life. This resulted in an increase to amortization expense of $2.0 million for the three and nine months ended December 31, 2023 with a corresponding reduction of income before income taxes, net loss, and net loss attributable to Lions Gate Entertainment Corp. shareholders. This resulted in a decrease to basic and diluted net loss per share for the three months ended December 31, 2023 by $0.01 per share, and a decrease to basic and diluted net loss per share for the nine months ended December 31, 2023 by $0.01 per share. There was no tax benefit from the change due to changes in the Company’s valuation allowance on deferred taxes.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Lived Intangible Assets
Our finite-lived intangible assets primarily relate to customer relationships representing Starz affiliation agreements with distributors, related to the Media Networks reporting unit. Beginning in the third quarter ended December 31, 2023, our finite-lived intangible assets also include the trade names previously accounted for as indefinite-lived intangible assets as discussed above.
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets.
During the third quarter ended December 31, 2023, there were no events or circumstances that would indicate that the carrying amount of our finite-lived intangible assets (which including the trade names discussed above amounted to $1,028.5 million at December 31, 2023) may not be recoverable.

6. Debt

Total debt of the Company, excluding film related obligations, was as follows:

	December 31, 2023	March 31, 2023
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$375.0	$—
Term Loan A	407.1	428.2
Term Loan B	822.3	831.7
5.500% Senior Notes	715.0	800.0
Total corporate debt	2,319.4	2,059.9
Unamortized debt issuance costs	(30.9)	(40.3)
Total debt, net	2,288.5	2,019.6
Less current portion	(50.3)	(41.4)
Non-current portion of debt	$2,238.2	$1,978.2

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at December 31, 2023 there was $875.0 million available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at December 31, 2023. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total Revolving Credit Facility of $1.25 billion less the amount drawn.
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
•Revolving Credit Facility & Term Loan A: As amended on June 14, 2023, the Revolving Credit Facility and term loan A facility due April 2026 (the "Term Loan A") bear interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%), with a SOFR floor of zero (prior to the amendment, bore interest at LIBOR plus 1.75% margin, with a LIBOR floor of zero). The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 7.20% as of December 31, 2023, before the impact of interest rate swaps, see Note 17 for interest rate swaps).
•Term Loan B: As amended on June 14, 2023, the term loan B facility due March 2025 (the "Term Loan B") bears interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin) (prior to the amendment, bore interest at LIBOR plus 2.25% margin with a LIBOR floor of zero) (effective interest rate of 7.70% as of December 31, 2023, before the impact of interest rate swaps).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2023, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2023, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At December 31, 2023, the capacity to pay dividends under the Senior Credit Facilities and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $1,066.8 million and accumulated deficit of $3,574.6 million were deemed free of restrictions from paying dividends at December 31, 2023.
Debt Transactions:

Senior Notes Repurchases. In the nine months ended December 31, 2023, the Company repurchased $85.0 million principal amount of the 5.500% Senior Notes for $61.4 million, together with accrued and unpaid interest (none in the three months ended December 31, 2023).

In the three months ended December 31, 2022, the Company repurchased $123.7 million principal amount of the 5.500% Senior Notes for $81.6 million, together with accrued and unpaid interest (nine months ended December 31, 2022 - repurchased $142.4 million principal amount for $96.2 million).

Term Loan A Prepayment. In April 2022, the Company voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million, together with accrued and unpaid interest.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (Loss) on Extinguishment of Debt:
During the three and nine months ended December 31, 2023 and 2022, the Company recorded a gain (loss) on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Gain (Loss) on Extinguishment of Debt:
Senior Notes repurchases	$—	$38.2	$21.2	$41.6
Term Loan A prepayment	—	—	—	(1.3)
	$—	$38.2	$21.2	$40.3

7. Film Related Obligations

	December 31, 2023	March 31, 2023
	(Amounts in millions)
Film related obligations:
Production Loans	$1,279.2	$1,349.9
Production Tax Credit Facility	250.0	231.8
Programming Notes	60.4	83.6
Backlog Facility and Other	175.0	226.0
IP Credit Facility	117.3	143.8
Total film related obligations	1,881.9	2,035.1
Unamortized debt issuance costs	(8.9)	(11.5)
Total film related obligations, net	1,873.0	2,023.6

Less current portion	(1,318.6)	(1,007.2)
Total non-current film related obligations	$554.4	$1,016.4

Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 6.91% (before the impact of interest rate swaps, see Note 17 for interest rate swaps). Production loans amounting to $1,109.2 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $170.0 million are unsecured.
Production Tax Credit Facility. In January 2021, as amended in December 2023, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $250.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e.,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 6.95% at December 31, 2023). The Production Tax Credit Facility matures on January 27, 2025. As of December 31, 2023, there were no amounts available under the Production Tax Credit Facility.
Programming Notes. Programming notes represent individual unsecured loans for the licensing of film and television programs that the Company licenses. The Company's programming notes have contractual repayment dates in February 2024, and incur SOFR-based interest at a weighted average rate of 8.74%.
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
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 7.78% at December 31, 2023). The IP Credit Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on and secured by collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 6.60% at December 31, 2023). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of December 31, 2023, there was $175.0 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2023 - $175.0 million outstanding).
Other. The Company has previously had other loans, which are secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. The Company's "other" loans had no amounts outstanding as of December 31, 2023.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2023 and March 31, 2023:

	December 31, 2023			March 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 17)	$—	$—	$—	$—	$2.9	$2.9
Interest rate swaps (see Note 17)	—	34.2	34.2	—	41.1	41.1

Liabilities:
Forward exchange contracts (see Note 17)	—	(2.1)	(2.1)	—	(0.1)	(0.1)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at December 31, 2023 and March 31, 2023:

	December 31, 2023		March 31, 2023
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$404.1	$403.0	$424.2	$415.4
Term Loan B	819.5	814.1	827.2	817.1
5.500% Senior Notes	695.8	536.2	776.0	510.0
Production Loans	1,275.4	1,279.2	1,346.1	1,349.9
Production Tax Credit Facility	248.4	250.0	229.4	231.8
Programming Notes	60.4	60.4	83.6	83.6
Backlog Facility and Other	173.9	175.0	223.7	226.0
IP Credit Facility	114.9	117.3	140.8	143.8
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at December 31, 2023 and March 31, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Noncontrolling Interests
Redeemable Noncontrolling Interests

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Beginning balance	$343.6	$321.2
Net loss attributable to redeemable noncontrolling interests	(4.4)	(7.4)
Noncontrolling interests discount accretion	—	13.4
Adjustments to redemption value	71.5	34.7
Cash distributions	(1.0)	(4.8)
Purchase of noncontrolling interest	(0.6)	—
Ending balance	$409.1	$357.1

Redeemable noncontrolling interests (included in temporary equity on the unaudited condensed consolidated balance sheets) primarily relate to the November 12, 2015 acquisition of a controlling interest in Pilgrim Media Group and the May 29, 2018 acquisition of a controlling interest in 3 Arts Entertainment.

3 Arts Entertainment. As of December 31, 2023, the Company had a redeemable noncontrolling interest representing 49% of 3 Arts Entertainment. The noncontrolling interest was subject to put and call options at fair value that were exercisable during the quarter. See below discussion of the January 2, 2024 purchase of a portion of the noncontrolling interest. The put and call options were determined to be embedded in the noncontrolling interest, and because the put rights are outside the control of the Company, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

The noncontrolling interest holders are employees of 3 Arts Entertainment. Pursuant to the various 3 Arts Entertainment acquisition and related agreements, a portion of the noncontrolling interest holders' participation in the put and call proceeds is based on the noncontrolling interest holders' performance during the period. Further, if the employment of a noncontrolling interest holder is terminated, under certain circumstances, their participation in distributions cease and the put and call value is discounted from the fair value of their equity ownership percentage. Accordingly, earned distributions are accounted for as compensation and are being expensed within general and administrative expense as incurred. Additionally, the amount of the put and call proceeds subject to the discount is accounted for as compensation, and is amortized over the vesting period within general and administrative expense and reflected as an addition to redeemable noncontrolling interest over the vesting period which ended in November 2022.

On January 2, 2024, the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest for approximately $194 million. In addition, the Company purchased certain profit interests held by certain managers and entered into certain option rights agreements, which replaced the put and call rights discussed above by providing noncontrolling interest holders the right to sell to the Company and the Company the right to purchase their remaining (24%) interest beginning in January 2027.

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and nine months ended December 31, 2023 and 2022:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$100.1	$11.7	$194.2	$28.6
Home Entertainment
Digital Media	155.5	147.4	495.3	378.5
Packaged Media	21.0	19.3	63.0	55.3
Total Home Entertainment	176.5	166.7	558.3	433.8
Television	65.3	47.0	214.5	147.0
International	94.7	55.3	255.3	166.5
Other	6.6	8.1	23.3	15.7
Total Motion Picture revenues	443.2	288.8	1,245.6	791.6

Television Production
Television	182.3	377.5	554.2	973.1
International	32.1	65.7	137.7	219.4
Home Entertainment
Digital Media	17.4	131.2	113.4	205.1
Packaged Media	0.3	1.3	1.0	2.7
Total Home Entertainment	17.7	132.5	114.4	207.8
Other	16.3	29.7	54.4	68.3
Total Television Production revenues	248.4	605.4	860.7	1,468.6

Media Networks - Programming Revenues
Domestic	342.7	341.7	1,019.9	1,048.7
International	74.5	38.6	195.0	108.8
	417.2	380.3	1,214.9	1,157.5

Intersegment eliminations	(133.7)	(274.4)	(422.1)	(648.6)
Total revenues	$975.1	$1,000.1	$2,899.1	$2,769.1

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2023 are as follows:

	Rest of Year Ending March 31, 2024	Year Ending March 31,
		2025	2026	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$515.2	$917.3	$431.9	$106.7	$1,971.1
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues of $64.2 million and $236.2 million, respectively, including variable and fixed fee arrangements, were recognized during the three and nine months ended December 31, 2023 from performance obligations satisfied prior to March 31, 2023. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 18 for accounts receivable, contract assets and deferred revenue balances at December 31, 2023 and March 31, 2023.

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2023	(Benefit) provision for doubtful accounts	Other(1)	Uncollectible accounts written-off(2)	December 31, 2023
	(Amounts in millions)
Provision for doubtful accounts	$9.2	$0.3	1.3	$(3.7)	$7.1
_______________________
(1)Represents the provision for doubtful accounts acquired in the acquisition of eOne (see Note 2).
(2)Represents primarily accounts receivable previously reserved for bad debt from customers in Russia, related to      Russia's invasion of Ukraine.

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract. Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. See Note 18 for contract assets at December 31, 2023 and March 31, 2023.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $14.7 million and $124.5 million, respectively, were recognized during the three and nine months ended December 31, 2023 related to the balance of deferred revenue at March 31, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic net income (loss) per share for the three and nine months ended December 31, 2023 and 2022 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions, except per share amounts)
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(106.6)	$16.6	$(1,063.5)	$(1,913.5)
Denominator:
Weighted average common shares outstanding	235.1	228.8	233.1	227.4
Basic net income (loss) per common share	$(0.45)	$0.07	$(4.56)	$(8.41)

Diluted net income (loss) per common share reflects share purchase options, including share appreciation rights ("SARs"), restricted share units ("RSUs") and restricted stock using the treasury stock method when dilutive, and any contingently issuable shares when dilutive. Diluted net income (loss) per common share for the three and nine months ended December 31, 2023 and 2022 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions, except per share amounts)
Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(106.6)	$16.6	$(1,063.5)	$(1,913.5)
Denominator:
Weighted average common shares outstanding	235.1	228.8	233.1	227.4
Effect of dilutive securities:
Restricted share units and restricted stock	—	1.3	—	—
Adjusted weighted average common shares outstanding	235.1	230.1	233.1	227.4
Diluted net income (loss) per common share	$(0.45)	$0.07	$(4.56)	$(8.41)

As a result of the net loss in the three and nine months ended December 31, 2023 and the nine months ended December 31, 2022, the dilutive effect of the share purchase options, RSUs and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three and nine months ended December 31, 2023 totaled 1.6 million and 2.7 million, respectively (nine months ended December 31, 2022 - 2.5 million).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the three and nine months ended December 31, 2023 and 2022, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	16.8	25.2	18.0	22.8
Restricted share units	0.6	5.6	2.5	2.5
Other issuable shares	4.4	4.3	4.1	3.2
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	21.8	35.1	24.6	28.5

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at December 31, 2023 and March 31, 2023. The table below outlines common shares reserved for future issuance:

	December 31, 2023	March 31, 2023
	(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	20.8	24.8
Restricted share units and restricted stock — unvested	13.7	14.0
Common shares available for future issuance	15.0	11.4
Shares reserved for future issuance	49.5	50.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Compensation Expense:
Stock options	$0.4	$1.5	$1.9	$5.6
Restricted share units and other share-based compensation	24.4	20.8	63.7	49.7
Share appreciation rights	0.1	1.0	1.3	2.4
	24.9	23.3	66.9	57.7
Impact of accelerated vesting on equity awards(1)	6.8	1.5	8.4	2.1
Total share-based compensation expense	$31.7	$24.8	$75.3	$59.8
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.9	$0.5	$2.3	$1.2
Distribution and marketing	0.2	0.2	0.7	0.6
General and administration	23.8	22.6	63.9	55.9
Restructuring and other	6.8	1.5	8.4	2.1
	$31.7	$24.8	$75.3	$59.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the nine months ended December 31, 2023:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares			Class B Non-Voting Shares		Class A Voting Shares			Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2023	4.3		$26.35	20.5	$15.23	—	(1)	$10.95	14.0	$9.48
Granted	—		—	0.3	$8.88	0.1		8.87	9.3	$8.19
Options exercised or restricted stock or RSUs vested	—	(1)	$7.70	(0.1)	$7.16	—	(1)	10.89	(9.1)	$9.32
Forfeited or expired	(1.9)		$30.81	(2.3)	$28.35	—		—	(0.6)	$8.67
Outstanding at December 31, 2023	2.4		$22.96	18.4	$13.73	0.1		$9.27	13.6	$8.73
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three and nine months ended December 31, 2023 and 2022, the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

13. Income Taxes
The income tax provision for the three and nine months ended December 31, 2023 and 2022 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
The Company's income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of the Company's pre-tax income (loss) generated across the various jurisdictions in which the Company operates, and the tax deductions generated by the Company's capital structure. The Company's income tax provision for the three and nine months ended December 31, 2023 and 2022 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the three and nine months ended December 31, 2023 and 2022 was also impacted by charges for interest on uncertain tax benefits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. The Company acquired all of the issued and outstanding equity interests of eOne on December 27, 2023 and is evaluating the tax impact on the preliminary purchase price allocation (see Note 2).
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. During the three and nine months ended December 31, 2023 and 2022, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$77.8	$80.8	$317.4	$299.7
Severance(2)
Cash	23.9	2.4	32.9	14.8
Accelerated vesting on equity awards (see Note 12)	6.8	1.5	8.4	2.1
Total severance costs	30.7	3.9	41.3	16.9
COVID-19 related charges included in restructuring and other	—	—	—	0.1
Transaction and other costs(3)	8.4	(9.4)	12.3	(0.2)
Total Restructuring and Other	116.9	75.3	371.0	316.5

Other unusual charges not included in restructuring and other or the Company's operating segments:
Content charges included in direct operating expense(4)	—	—	—	7.2
COVID-19 related charges (benefit) included in direct operating expense(5)	(0.1)	(1.8)	(0.5)	(8.8)
Total restructuring and other and other unusual charges not included in restructuring and other	$116.8	$73.5	$370.5	$314.9
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

During the nine months ended December 31, 2023, the Company continued executing its restructuring plan, including its evaluation of the programming on Starz's domestic and international platforms. In connection with this review, the Company cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Media Networks segment. In addition, as a result of the continuing review of its international territories, in order to continue growing the profitability of STARZ and given the economic and industry challenges in the United Kingdom ("U.K."), the Company has made the strategic decision to shut down the LIONSGATE+ service in the U.K. market, resulting in additional content impairment charges.

As a result of these restructuring initiatives, the Company recorded content impairment charges related to the Media Networks segment in the three and nine months ended December 31, 2023 of $77.8 million and $317.4 million, respectively (three and nine months ended December 31, 2022 - $80.8 million and $293.8 million, respectively). The Company has incurred impairment charges from the inception of the plan through December 31, 2023 amounting to $696.7 million.

Under the current restructuring plan and ongoing strategic content review, the Company estimates it will incur

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional charges ranging from approximately $30 million to $55 million related to certain contractual content commitments or programming content impairment charges, among other items, related to territories exited or to be exited and content to be removed from its services. The net future cash outlay is estimated to range from approximately $145 million to $170 million, which includes contractual commitments on content in territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets.

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
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives. In the three and nine months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, LIONSGATE+ international restructuring and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the three and nine months ended December 31, 2023 and 2022 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In the nine months ended December 31, 2023, transaction and other costs also includes a benefit of $3.8 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the LIONSGATE+ international restructuring. In the three and nine months ended December 31, 2022, transaction and other costs includes a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
(4)In the nine months ended December 31, 2022, the amounts represent development costs written off as a result of changes in strategy across the Company's theatrical slate in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment. These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the unaudited condensed consolidated statement of operations.
(5)Amounts include incremental costs incurred, if any, due to circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $0.1 million and $0.7 million in the three and nine months ended December 31, 2023, respectively (three and nine months ended December 31, 2022 - insurance recoveries of $2.8 million and $10.7 million, respectively). In the three and nine months ended December 31, 2023 and 2022, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the restructuring and other severance liability were as follows for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Severance liability
Beginning balance	$8.7	$1.5
Accruals	32.9	14.8
Severance payments	(12.1)	(5.0)
Ending balance(1)	$29.5	$11.3
_______________________
(1)As of December 31, 2023, the remaining severance liability of approximately $29.5 million is expected to be paid in the next 12 months.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$443.2	$288.8	$1,245.6	$791.6
Television Production	248.4	605.4	860.7	1,468.6
Total Studio Business	691.6	894.2	2,106.3	2,260.2
Media Networks	417.2	380.3	1,214.9	1,157.5
Intersegment eliminations	(133.7)	(274.4)	(422.1)	(648.6)
	$975.1	$1,000.1	$2,899.1	$2,769.1
Intersegment revenues
Studio Business:
Motion Picture	$36.6	$16.2	$113.7	$30.0
Television Production	97.1	258.2	308.4	618.6
Total Studio Business	133.7	274.4	422.1	648.6
Media Networks	—	—	—	—
	$133.7	$274.4	$422.1	$648.6
Gross contribution
Studio Business:
Motion Picture	$127.5	$97.0	$320.3	$248.9
Television Production	21.6	82.3	134.6	136.6
Total Studio Business	149.1	179.3	454.9	385.5
Media Networks	108.2	72.4	255.4	104.0
Intersegment eliminations	(12.0)	(8.4)	(43.8)	(31.3)
	$245.3	$243.3	$666.5	$458.2
Segment general and administration
Studio Business:
Motion Picture	$27.1	$20.5	$83.2	$66.2
Television Production	13.5	10.8	40.5	32.0
Total Studio Business	40.6	31.3	123.7	98.2
Media Networks	22.7	22.9	71.3	70.5
	$63.3	$54.2	$195.0	$168.7
Segment profit (loss)
Studio Business:
Motion Picture	$100.4	$76.5	$237.1	$182.7
Television Production	8.1	71.5	94.1	104.6
Total Studio Business	108.5	148.0	331.2	287.3
Media Networks	85.5	49.5	184.1	33.5
Intersegment eliminations	(12.0)	(8.4)	(43.8)	(31.3)
	$182.0	$189.1	$471.5	$289.5

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Company’s total segment profit	$182.0	$189.1	$471.5	$289.5
Corporate general and administrative expenses(1)	(31.1)	(21.3)	(94.2)	(69.4)
Adjusted depreciation and amortization(2)	(13.5)	(9.8)	(33.4)	(29.5)
Restructuring and other(3)	(116.9)	(75.3)	(371.0)	(316.5)
Goodwill and intangible asset impairment(4)	—	—	(663.9)	(1,475.0)
COVID-19 related benefit (charges) included in direct operating expense(5)	0.1	1.8	0.5	8.8
Content charges(6)	—	—	—	(7.2)
Adjusted share-based compensation expense(7)	(24.9)	(23.3)	(66.9)	(57.7)
Purchase accounting and related adjustments(8)	(39.2)	(53.4)	(120.5)	(151.1)
Operating income (loss)	(43.5)	7.8	(877.9)	(1,808.1)
Interest expense	(67.1)	(59.6)	(192.9)	(163.0)
Interest and other income	1.8	1.7	6.5	4.8
Other expense	(2.5)	(10.7)	(19.6)	(21.1)
Gain on extinguishment of debt	—	38.2	21.2	40.3
Gain on investments, net	4.4	43.4	2.7	42.1
Equity interests income	4.2	—	5.7	0.8
Income (loss) before income taxes	$(102.7)	$20.8	$(1,054.3)	$(1,904.2)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Depreciation and amortization	$49.9	$46.3	$138.9	$133.9
Less: Amount included in purchase accounting and related adjustments	(36.4)	(36.5)	(105.5)	(104.4)
Adjusted depreciation and amortization	$13.5	$9.8	$33.4	$29.5
(3)Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable (see Note 14).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)Goodwill and intangible asset impairment reflects the goodwill impairment charges recorded in the nine months ended December 31, 2023 and December 31, 2022 related to the Media Networks reporting unit, and the nine months ended December 31, 2023 also includes the impairment of the indefinite-lived trade names related to the Media Networks reporting unit (see Note 5).
(5)Amounts represent the incremental costs, if any, included in direct operating expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. During the three and nine months ended December 31, 2023 and 2022, the Company has incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period (see Note 14). These benefits (charges) are excluded from segment operating results.
(6)Content charges represent certain charges included in direct operating expense in the consolidated statements of operations, and excluded from segment operating results (see Note 14 for further information).
(7)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Total share-based compensation expense	$31.7	$24.8	$75.3	$59.8
Less:
Amount included in restructuring and other(i)	(6.8)	(1.5)	(8.4)	(2.1)
Adjusted share-based compensation	$24.9	$23.3	$66.9	$57.7
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$—	$—	$—	$0.7
General and administrative expense(i)	2.8	16.9	15.0	46.0
Depreciation and amortization	36.4	36.5	105.5	104.4
	$39.2	$53.4	$120.5	$151.1

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Amortization of recoupable portion of the purchase price	$—	$1.9	$1.3	$5.7
Noncontrolling interest discount amortization	—	3.3	—	13.3
Noncontrolling equity interest in distributable earnings	2.8	11.7	13.7	27.0
	$2.8	$16.9	$15.0	$46.0

See Note 10 for revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2023 and 2022.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$63.3	$54.2	$195.0	$168.7
Corporate general and administrative expenses	31.1	21.3	94.2	69.4
Share-based compensation expense included in general and administrative expense	23.8	22.6	63.9	55.9
Purchase accounting and related adjustments	2.8	16.9	15.0	46.0
	$121.0	$115.0	$368.1	$340.0

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2023	March 31, 2023
	(Amounts in millions)
Assets
Motion Picture	$1,744.2	$1,759.4
Television Production	2,406.2	1,949.1
Media Networks	2,180.9	3,120.8
Other unallocated assets(1)	823.4	596.9
	$7,154.7	$7,426.2
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
As of December 31, 2023, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

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
As of December 31, 2023, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 20 months from December 31, 2023):

December 31, 2023
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	0.4	GBP	in exchange for	$0.4	0.82	GBP
Czech Koruna	180.0	CZK	in exchange for	$8.1	22.13	CZK
Euro	15.3	EUR	in exchange for	$15.4	1.10	EUR
Canadian Dollar	29.5	CAD	in exchange for	$1.0	1.34	CAD
Mexican Peso	35.9	MXN	in exchange for	$1.7	20.52	MXN
South African Rand	53.2	ZAR	in exchange for	$2.9	18.95	ZAR

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

Designated Cash Flow Hedges. As of December 31, 2023 and March 31, 2023, the Company had the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company's SOFR-based debt, see Note 6 and Note 7):

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(4.3)	$2.7	$(7.3)	$4.4
Loss reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(2.6)	$(0.6)	$(2.5)	$(0.7)
Interest rate swaps
Gain recognized in accumulated other comprehensive income (loss)	$(11.7)	$6.5	$24.7	$87.8
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$11.4	$3.6	$31.5	$(5.7)

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1.8)	$(2.1)	$(5.5)	$(9.9)

Total direct operating expense on consolidated statements of operations	$510.8	$584.7	$1,549.1	$1,744.7
Total interest expense on consolidated statements of operations	$67.1	$59.6	$192.9	$163.0

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). The portion of the swaps, if any, reflecting the financing component (debt host) of the hybrid instrument discussed above is recorded at amortized cost and reduced over time based on payments. Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of December 31, 2023 and March 31, 2023, there were no swaps outstanding that were subject to a master netting arrangement.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2023 and March 31, 2023, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

	December 31, 2023
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$—	$2.1	$—
Interest rate swaps	—	34.2	—	—
Fair value of derivatives	$—	$34.2	$2.1	$—

	March 31, 2023
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$2.9	$—	$0.1	$—
Interest rate swaps	—	41.1	—	—
Fair value of derivatives	$2.9	41.1	$0.1	—
.
As of December 31, 2023, based on the current release schedule, the Company estimates approximately $2.0 million of losses associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income will be reclassified into earnings during the one-year period ending December 31, 2024.
As of December 31, 2023, the Company estimates approximately $25.4 million of gains recorded in accumulated other comprehensive income associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending December 31, 2024.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheet to the total amounts reported in the unaudited condensed consolidated statement of cash flows at December 31, 2023 and March 31, 2023. At December 31, 2023 and March 31, 2023, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility, and Backlog Facility.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2023	March 31, 2023
	(Amounts in millions)
Cash and cash equivalents	$283.0	$272.1
Restricted cash included in other current assets	36.3	27.9
Restricted cash included in other non-current assets	13.9	13.0
Total cash, cash equivalents and restricted cash	$333.2	$313.0

Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$65.5	$43.3
Restricted cash	36.3	27.9
Contract assets	56.8	63.5
Tax credits receivable	273.8	129.5
	$432.4	$264.2
Other non-current assets
Prepaid expenses and other	$24.7	$8.4
Restricted cash	13.9	13.0
Accounts receivable	105.9	37.8
Contract assets	3.3	5.1
Tax credits receivable	312.8	341.7
Operating lease right-of-use assets(1)	365.1	169.0
Interest rate swap assets	34.2	41.1
	$859.9	$616.1
____________
(1)During the three months ended December 31, 2023, the Company extended certain of its operating leases and entered into new operating leases. The Company recorded an increase to operating lease right-of-use assets of $211.9 million which is included in "other non-current assets". Additionally, the Company recorded a corresponding decrease to operating lease liability of $1.3 million and a corresponding increase of $213.2 million to "other accrued liabilities" and "other liabilities - non-current", respectively, at December 31, 2023 related to these leases. In addition, in connection with the December 27, 2023 acquisition of eOne, the Company recorded operating lease right-of-use assets of $21.3 million included in "other non-current assets", and a corresponding operating lease liability of $6.9 million and $17.3 million included in "other accrued liabilities" and "other liabilities - non-current", respectively, as of December 31, 2023 (see Note 2).

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and nine months ended December 31, 2023 and 2022.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$305.9	$404.5	$1,065.9	$1,075.3
Net cash proceeds received	300.7	394.5	1,045.6	1,056.5
Loss recorded related to transfers of receivables	5.2	10.0	20.3	18.8

At December 31, 2023, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $587.1 million (March 31, 2023 - $520.4 million).

Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in July 2023, to transfer up to $100.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which matured on October 1, 2023. As customers paid their balances, the Company would transfer additional receivables into the program. The transferred receivables were fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company. The third-party purchasers had no recourse to other assets of the Company in the event of non-payment by the customers.

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$—	$57.3	$22.2	$156.0
Less amounts from collections reinvested under revolving agreement	—	(33.3)	(9.1)	(83.3)
Proceeds from new transfers	—	24.0	13.1	72.7
Collections not reinvested and remitted or to be remitted	—	(24.2)	(13.4)	(48.0)
Net cash proceeds received (paid or to be paid)(1)	$—	$(0.2)	$(0.3)	$24.7

Carrying value of receivables transferred and derecognized (2)	$—	$57.0	$22.1	$154.2
Obligations recorded	$—	$1.0	$2.1	$4.4
Loss recorded related to transfers of receivables	$—	$0.7	$2.0	$2.6
___________________
(1)During the three and nine months ended December 31, 2023, the Company voluntarily repurchased $46.0 million of receivables previously transferred. In addition, during the three and nine months ended December 31, 2022, the Company repurchased $6.5 million and $27.4 million, respectively, of receivables previously transferred, as separately agreed upon with the third-party purchasers, in order to monetize such receivables under the individual monetization program discussed above without being subject to the collateral requirements under the pooled monetization program.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2023, there were no outstanding receivables derecognized from the Company's unaudited condensed consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement (March 31, 2023 - $52.3 million).

Content related payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities

Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $135.9 million and $128.7 million at December 31, 2023 and March 31, 2023, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the nine months ended December 31, 2023 and 2022, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2023	$(21.6)	$142.5	$120.9
Other comprehensive income (loss)	1.6	17.4	19.0
Reclassifications to net loss(1)	—	(23.5)	(23.5)
December 31, 2023	$(20.0)	$136.4	$116.4

March 31, 2022	$(19.7)	$49.0	$29.3
Other comprehensive income (loss)	(3.4)	92.2	88.8
Reclassifications to net loss(1)	—	16.3	16.3
December 31, 2022	$(23.1)	$157.5	$134.4
___________________
(1)Represents a loss of $2.5 million included in direct operating expense and a gain of $26.0 million included in interest expense on the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2023 (nine months ended December 31, 2022 - loss of $0.7 million included in direct operating expense and loss of $15.6 million included in interest expense) (see Note 17).

Supplemental Cash Flow Information

Significant non-cash transactions during the nine months ended December 31, 2023 and 2022 include certain interest rate swap agreements, which are discussed in Note 17, "Derivative Instruments and Hedging Activities".

There were no significant non-cash financing or investing activities for the nine months ended December 31, 2023 and 2022.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Subsequent Events
On January 2, 2024, the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest for approximately $194 million. In addition, the Company purchased certain profit interests held by certain managers and entered into certain option rights agreements, which replaced the put and call rights discussed in Note 2 by providing noncontrolling interest holders the right to sell to the Company and the Company the right to purchase their remaining (24%) interest beginning in January 2027, see Note 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) encompasses world-class motion picture and television studio operations (collectively referred to as the “Studio Business”) aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. The Company’s film, television, subscription and location-based entertainment businesses are backed by a more than 20,000-title library and a valuable collection of iconic film and television franchises. We classify our operations through three reporting segments: Motion Picture, Television Production, and Media Networks (see further discussion below).
Acquisition of eOne
On December 27, 2023, the Company, and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the previously announced acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $375.0 million, subject to certain purchase price adjustments, including for cash, debt, and working capital. Upon closing, the Company paid $331.0 million, net of cash acquired of $54.1 million, which reflects the purchase price of $375.0 million adjusted for estimated cash, debt, transaction costs and working capital. The preliminary purchase price is subject to further adjustments based on the final determination of the purchase price adjustments. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.
The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023. There was no material revenue or net income from eOne for the period from December 27, 2023 through December 31, 2023. The Company incurred approximately $5.6 million and $8.8 million of acquisition-related costs that were expensed in restructuring and other during the three and nine months ended December 31, 2023, respectively.
See Note 2 to our unaudited condensed consolidated financial statements for further information.

Business Combination

On December 22, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”), with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“Screaming Eagle”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of Screaming Eagle (“New SEAC”), SEAC MergerCo, a Cayman Islands exempted company and a wholly-owned subsidiary of Screaming Eagle, 1455941 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and a wholly-owned subsidiary of Screaming Eagle, LG Sirius Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Lionsgate and LG Orion Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Lionsgate (“StudioCo”). Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business will be combined with Screaming Eagle through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). Upon consummation of the Business Combination, approximately 87.3% of the total shares of the Studio Business are expected to continue to be held by Lionsgate, while Screaming Eagle public shareholders and founders and common equity financing investors are expected to own an aggregate of approximately 12.7% of the combined company. In addition to establishing the Studio Business as a standalone publicly-traded entity, the transaction is expected to deliver approximately $350.0 million of gross proceeds to the Company, including $175.0 million in private investments in public equities (“PIPE”) financing. The transaction is subject to certain closing conditions, including regulatory approvals and approval from the shareholders and public warrant holders of Screaming Eagle, and is expected to close in the spring of 2024. The closing of the transaction is subject to the gross proceeds to the Company being equal to a minimum of $350.0 million.
Harry E. Sloan, a member of the Company’s Board of Directors, is also the Chairman of Screaming Eagle, and owns, directly or indirectly, a material interest in Eagle Equity Partners V, LLC, a Delaware limited liability company, the Screaming Eagle sponsor. Mr. Sloan recused himself from the decisions to approve the Business Combination made by both the board of directors of Screaming Eagle and Lionsgate.
The Business Combination is expected to be accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Screaming Eagle will be treated as the acquired company and the Studio Business will be treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of New SEAC will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of Screaming Eagle, accompanied by a recapitalization. The net assets of Screaming Eagle will be stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of the Studio Business.
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
In July 2023, in connection with a modification to shorten a long-term distribution contract, the Company decided to shut down the LIONSGATE+ service in Latin America. While the modified contract covers the cost of the content during the shutdown period, there may be additional charges for remaining contractual commitments when the service is completely shut down in Latin America, which is expected in the quarter ended March 31, 2024.
During the nine months ended December 31, 2023, the Company continued executing its restructuring plan, including its evaluation of the programming on Starz's domestic and international platforms. In connection with this review, the Company cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Media Networks segment. In addition, as a result of the continuing review of its international territories, in order to continue growing the profitability of STARZ and given the economic and industry challenges in the United Kingdom ("U.K."), the Company has made the strategic decision to shut down the LIONSGATE+ service in the U.K. market, resulting in additional content impairment charges.
As a result of these restructuring initiatives, we recorded content impairment charges related to the Media Networks segment in the three and nine months ended December 31, 2023 of $77.8 million and $317.4 million, respectively, which are included in restructuring and other in the unaudited condensed consolidated statement of operations (three and nine months ended December 31, 2022 - $80.8 million and $293.8 million, respectively) (see Note 14 to our unaudited condensed consolidated financial statements). We have incurred impairment charges from the inception of the plan through December 31, 2023 amounting to $696.7 million.
Under the current restructuring plan and ongoing strategic content review, the Company estimates it will incur additional charges ranging from approximately $30 million to $55 million related to certain contractual content commitments or programming content impairment charges, among other items, related to territories exited or to be exited and content to be removed from its services. The net future cash outlay is estimated to range from approximately $145 million to $170 million, which includes contractual commitments on content in territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets.
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
On July 12, 2023, the collective bargaining agreement between the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) and the AMPTP expired, and on July 14, 2023, the SAG-AFTRA commenced an industry-wide strike. Subsequently, on November 9, 2023, the national board of SAG-AFTRA approved an agreement reached on November 8, 2023 between SAG-AFTRA and the AMPTP to end the strike, and SAG-AFTRA union members ratified it shortly thereafter.

We paused certain theatrical and television productions as a result of the strikes. Consequently, the timing of certain production payments were delayed until productions resume and may increase the variability in payments for investment in film and television programs and licensed program rights in future periods. In addition, the pausing and restarting of productions resulted in incremental costs, delayed the completion and release of some of our content (investment in films, television programs and licensed programs) and may have been the cause of impairments of our investment in film, television programs or licensed program rights due to the cancellation of certain television shows. The extent of these costs and delays depends on the ability to reschedule production in a timely and efficient manner.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2023 and 2022.
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
As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", we recorded content impairment charges related to the Media Networks segment in the three and nine months ended December 31, 2023 of $77.8 million and $317.4 million, respectively, which are included in restructuring and other in the unaudited condensed consolidated statement of operations (three and nine months ended December 31, 2022 - $80.8 million and $293.8 million, respectively) (see Note 3 and Note 14 to our unaudited condensed consolidated financial statements). We have incurred impairment charges from the inception of the plan through December 31 2023 amounting to $696.7 million.
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
Goodwill and Indefinite-Lived Intangibles. At December 31, 2023, the carrying value of goodwill and indefinite-lived intangible assets was $801.4 million and nil, respectively, net of impairment charges recorded and reflecting the reassessment of the estimated useful life of our indefinite-lived intangible assets in the second quarter ended September 30, 2023, as further discussed below. Through September 30, 2023, our indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016 (see further discussion under Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment below). Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at December 31, 2023, were Motion Picture (goodwill of $395 million), Media Networks (no remaining goodwill balance subsequent to the impairment discussed below), and our Television (goodwill of $314 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessments:
Fiscal 2024. During the second quarter ended September 30, 2023, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Media Networks segment, including its growth in subscribers and revenue worldwide, and the expanded restructuring activities discussed in Note 14 to our unaudited condensed consolidated financial statements, along with recent market valuation multiples, we updated our quantitative impairment assessment for the Media Networks reporting unit goodwill based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included a weighted average perpetual nominal growth rate of 1.5%, at a weighted average cost of capital (discount rate) of 10.5%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. The Media Networks reporting unit goodwill was established in connection with the acquisition of Starz as of December 8, 2016.

Based on our quantitative impairment assessment, we determined that the fair value of our Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment, was less than its carrying value (after the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $493.9 million in the second quarter ended September 30, 2023, representing all of our remaining Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2023 (see Note 5 to the unaudited condensed consolidated financial statements).

During each quarter in the nine months ended December 31, 2023, we performed qualitative goodwill impairment assessments for all our other reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the quantitative assessment performed in the quarter ended September 30, 2022 and our qualitative assessment performed for fiscal 2023, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.
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
Management will continue to monitor all of its reporting units for further changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the global economy; consumer consumption levels of our content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of strikes of unions which we rely on, on our ability to produce, acquire and distribute our content; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; and changes in consumer behavior. If our assumptions are not realized, it is possible that additional impairment charges may need to be recorded in the future.
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
Through September 30, 2023, our indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016, amounting to $250.0 million related to the Media Networks reporting unit before the impairment charge recorded in the second quarter ended September 30, 2023 discussed below.
During the second quarter ended September 30, 2023, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. The fair value of the Company's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the tradenames as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the tradenames, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of our trade names, we recorded an impairment charge of $170.0 million in the second quarter ended September 30, 2023 related to the Company's Starz business, which was recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2023.

After the Company performed its quantitative impairment assessment, during the second quarter ended September 30, 2023, the Company then reassessed the estimated useful life of the trade names with a remaining carrying value of $80.0 million, net of the impairment charge discussed above. The Company concluded that based upon the most recent factors, including current macro and microeconomic conditions, market competition and historical Company and industry trends, the trade names now have a finite estimated remaining useful life of 10 years. Accordingly, beginning in the third quarter ended December 31, 2023, the trade names are being accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life. This resulted in an increase to amortization expense of $2.0 million for the three and nine months ended December 31, 2023 with a corresponding reduction of income before income taxes, net loss, and net loss attributable to Lions Gate Entertainment Corp. shareholders. This resulted in a decrease to basic and diluted net loss per share for the three months ended December 31, 2023 by $0.01 per share, and a decrease to basic and diluted net loss per share for the nine months ended December 31, 2023 by $0.01 per share. There was no tax benefit from the change due to changes in the Company’s valuation allowance on deferred taxes.
Finite-Lived Intangible Assets. At December 31, 2023, the carrying value of our finite-lived intangible assets was approximately $950.5 million. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $943.1 million. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Beginning in the third quarter ended December 31, 2023, our finite-lived intangible assets also include the trade names previously accounted for as indefinite-lived intangible assets as discussed above.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. During the second quarter ended September 30, 2023, for the Company's finite-lived customer relationship intangible assets related to our Media Networks reporting unit, which represented $956.8 million as of September 30, 2023, the Company performed a comparison of undiscounted future cash flows expected to be generated over the remaining useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
During the third quarter ended December 31, 2023, there were no events or circumstances that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$443.2	$288.8	$154.4	53.5%
Television Production	248.4	605.4	(357.0)	(59.0)%
Total Studio Business	691.6	894.2	(202.6)	(22.7)%
Media Networks	417.2	380.3	36.9	9.7%
Intersegment eliminations	(133.7)	(274.4)	140.7	(51.3)%
Total revenues	975.1	1,000.1	(25.0)	(2.5)%
Expenses:
Direct operating	510.8	584.7	(73.9)	(12.6)%
Distribution and marketing	220.0	171.0	49.0	28.7%
General and administration	121.0	115.0	6.0	5.2%
Depreciation and amortization	49.9	46.3	3.6	7.8%
Restructuring and other	116.9	75.3	41.6	55.2%
Total expenses	1,018.6	992.3	26.3	2.7%
Operating income (loss)	(43.5)	7.8	(51.3)	nm
Interest expense	(67.1)	(59.6)	(7.5)	12.6%
Interest and other income	1.8	1.7	0.1	5.9%
Other expense	(2.5)	(10.7)	8.2	(76.6)%
Gain on extinguishment of debt	—	38.2	(38.2)	(100.0)%
Gain on investments, net	4.4	43.4	(39.0)	(89.9)%
Equity interests income (loss)	4.2	—	4.2	n/a
Income (loss) before income taxes	(102.7)	20.8	(123.5)	nm
Income tax provision	(4.7)	(5.6)	0.9	(16.1)%
Net income (loss)	(107.4)	15.2	(122.6)	nm
Less: Net loss attributable to noncontrolling interest	0.8	1.4	(0.6)	(42.9)%
Net income (loss) attributable to Lions Gate Entertainment Corp. shareholders	$(106.6)	$16.6	$(123.2)	nm

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased $25.0 million in the three months ended December 31, 2023 reflecting a decrease of $202.6 million from our Studio Business, offset by an increase of $36.9 million from our Media Networks business, and lower intersegment eliminations of $140.7 million. Intersegment eliminations relate to the licensing of product from our Studio Business (primarily our Television Production segment as discussed below) to the Media Networks segment.
Motion Picture revenue increased $154.4 million in the current quarter due primarily to higher theatrical and international revenue associated with the release of The Hunger Games: The Ballad of Songbirds & Snakes, and higher television and home entertainment revenue. Motion Picture revenue included $36.6 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $20.4 million from the three months ended December 31, 2022.
Television Production revenue decreased $357.0 million due to decreased domestic and international television revenue from lower intersegment revenues from the licensing of Starz original series, and lower third-party domestic television revenue, digital media home entertainment and other revenue. Television Production revenue included $97.1 million of revenue from licensing Television Production segment product to our Media Networks segment, representing a decrease of $161.1 million from the three months ended December 31, 2022.
The decrease in intersegment eliminations of $140.7 million is primarily associated with lower Television Production revenues of $161.1 million, for licenses of original series to Starz Networks and LIONSGATE+, partially offset by higher Motion Picture revenues of $20.4 million reflecting the licensing of certain recent theatrical releases to Starz, both in the Media Networks segment as discussed above.
Media Networks revenue increased $36.9 million reflecting increased revenue at LIONSGATE+ of $35.9 million, and at Starz Networks of $1.0 million.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,
	2023		2022		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business:
Motion Picture	$214.3	48.4%	$131.8	45.6%	$82.5	62.6%
Television Production	219.0	88.2	515.5	85.2	(296.5)	(57.5)%
Total Studio Business	433.3	62.7	647.3	72.4	(214.0)	(33.1)%
Media Networks	198.3	47.5	204.7	53.8	(6.4)	(3.1)%
COVID-19 related charges (benefit)	(0.1)	nm	(1.8)	nm	1.7	(94.4)%
Other	0.9	nm	0.5	nm	0.4	80.0%
Intersegment eliminations	(121.6)	nm	(266.0)	nm	144.4	(54.3)%
	$510.8	52.4%	$584.7	58.5%	$(73.9)	(12.6)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the three months ended December 31, 2023 due to lower direct operating expenses for our Studio Business and Media Networks segment, partially offset by lower intersegment eliminations. The decrease at the Studio Business reflects lower direct operating expenses of the Television Production segment associated with lower Television Production revenues, partially offset by higher direct operating expenses of the Motion Picture segment due to higher Motion Picture revenues. The decrease in Media Networks direct operating expense was driven by a decrease at Starz Networks of $24.9 million due to lower programming cost amortization, partially offset by an increase at LIONSGATE+ of $18.5 million. The decrease in intersegment eliminations is due to lower Television Production revenue from licenses of original series to Starz Networks and LIONSGATE+, partially offset by increased Motion Picture revenue from licenses of recent theatrical releases to Starz Networks and LIONSGATE+, as discussed above. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). We incurred certain incremental costs associated with the COVID-19 global pandemic. In the three months ended December 31, 2023, direct operating expense included a benefit of $0.1 million, representing insurance recoveries on costs incurred (three months ended December 31, 2022 - benefit of $1.8 million, net of insurance recoveries of $2.8 million). Direct operating expenses related to the COVID-19 global pandemic have been declining and are expected to continue to decline as the severity of the COVID-19 global pandemic continues to lessen. We are in the process of seeking additional insurance recovery for some of the costs incurred. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. Other direct operating expense includes share-based compensation.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$101.4	$60.0	$41.4	69.0%
Television Production	7.8	7.6	0.2	2.6%
Total Studio Business	109.2	67.6	41.6	61.5%
Media Networks	110.7	103.2	7.5	7.3%
Other	0.2	0.2	—	—%
Intersegment eliminations	(0.1)	—	(0.1)	n/a
	$220.0	$171.0	$49.0	28.7%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$54.1	$27.7	$26.4	95.3%
_______________________
nm - Percentage not meaningful.

Distribution and marketing expenses increased in the three months ended December 31, 2023, due to higher Studio Business and Media Networks distribution and marketing expense. The increase at the Studio Business primarily reflects greater Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical release of The Hunger Games: The Ballad of Songbirds & Snakes in the current quarter. The increase in Media Networks distribution and marketing expense was due to an increase at Starz Networks of $18.8 million due to increased advertising and marketing costs, partially offset by a decrease at LIONSGATE+ of $11.3 million due to a decrease in distribution and advertising expenses from the territories exited, or to be exited. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,				Change
	2023	% of Revenues	2022	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business:
Motion Picture	$27.1		$20.5		$6.6	32.2%
Television Production	13.5		10.8		2.7	25.0%
Total Studio Business	40.6		31.3		9.3	29.7%
Media Networks	22.7		22.9		(0.2)	(0.9)%
Corporate	31.1		21.3		9.8	46.0%
Share-based compensation expense	23.8		22.6		1.2	5.3%
Purchase accounting and related adjustments	2.8		16.9		(14.1)	(83.4)%
Total general and administrative expenses	$121.0	12.4%	$115.0	11.5%	$6.0	5.2%

General and administrative expenses increased in the three months ended December 31, 2023, resulting from increased corporate, Motion Picture, and Television Production general and administrative expenses and share-based compensation expense, partially offset by lower purchase accounting and related adjustments, and a slight decrease in Media Networks general and administrative expenses. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $9.8 million, or 46.0%, primarily due to an increase in incentive based compensation.
The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$23.8	$22.6
Restructuring and other(1)	6.8	1.5
Direct operating expense	0.9	0.5
Distribution and marketing expense	0.2	0.2
Total share-based compensation expense	$31.7	$24.8
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments include the non-cash charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $14.1 million, or 83.4%, primarily due to lower expense of $8.9 million associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment and lower noncontrolling interest discount amortization of $3.3 million.
Depreciation and Amortization Expense. Depreciation and amortization of $49.9 million in the three months ended December 31, 2023 increased $3.6 million from $46.3 million in the three months ended December 31, 2022 due to increased depreciation expense related to software in the current quarter.

Restructuring and Other. Restructuring and other increased $41.6 million in the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended December 31, 2023 and 2022 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$77.8	$80.8	$(3.0)	(3.7)%
Severance(2)
Cash	23.9	2.4	21.5	nm
Accelerated vesting on equity awards (see Note 12 to our unaudited condensed consolidated financial statements)	6.8	1.5	5.3	nm
Total severance costs	30.7	3.9	26.8	nm
Transaction and other costs(3)	8.4	(9.4)	17.8	(189.4)%
	$116.9	$75.3	$41.6	55.2%
_______________________
nm - Percentage not meaningful.
(1)Media Networks Restructuring: As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the Company recorded content impairment charges related to the Media Networks segment in the three months ended December 31, 2023 of $77.8 million (three months ended December 31, 2022 - $80.8 million). See Note 14 to our unaudited condensed consolidated financial statements.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives. In the three months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, LIONSGATE+ international restructuring and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the three months ended December 31, 2023 and 2022 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In the three months ended December 31, 2022, these amounts include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
Interest Expense. Interest expense of $67.1 million for the three months ended December 31, 2023 increased $7.5 million, from $59.6 million in the three months ended December 31, 2022 due to higher average interest rates and balances on variable rate corporate debt and film related obligations, partially offset by a larger benefit from the interest rate swaps. The following table sets forth the components of interest expense for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$6.5	$2.9
Term loans	23.6	18.5
Senior Notes	9.9	13.0
Other(1)	19.6	18.9
	59.6	53.3
Amortization of debt issuance costs and other non-cash interest(2)	7.5	6.3
Total interest expense	$67.1	$59.6
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
Interest and Other Income. Interest and other income of $1.8 million for the three months ended December 31, 2023 was comparable to interest and other income of $1.7 million for the three months ended December 31, 2022.
Other Expense. Other expense of $2.5 million for the three months ended December 31, 2023 compared to other expense of $10.7 million for the three months ended December 31, 2022, and represented a decrease in the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain on Extinguishment of Debt. Gain on extinguishment of debt of $38.2 million in the three months ended December 31, 2022 represented a gain associated with the repurchase of $123.7 million principal amount of 5.500% Senior Notes at a discount. There was no comparable gain on extinguishment of debt in the three months ended December 31, 2023. See Note 6 to our unaudited condensed consolidated financial statements.
Gain on Investments, net. Gain on investments, net was $4.4 million for the three months ended December 31, 2023 due to a gain on other investments, as compared to $43.4 million for the three months ended December 31, 2022 which represented a gain associated with the sale of a portion of our ownership interest in STARZPLAY Arabia.
Equity Interests Income (Loss). Equity interests income of $4.2 million in the three months ended December 31, 2023 compared to equity interests income of nil in the three months ended December 31, 2022 due to a gain in the current quarter related to the sale of an equity method investee.

Income Tax Provision. We had an income tax provision of $4.7 million in the three months ended December 31, 2023, compared to an income tax provision of $5.6 million in the three months ended December 31, 2022. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the three months ended December 31, 2023 and 2022 was also impacted by charges for interest on uncertain tax benefits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. We acquired all of the issued and outstanding equity interests of eOne on December 27, 2023 and are evaluating the tax impact on the preliminary purchase price allocation (see Note 2 to our unaudited condensed consolidated financial statements).

Net Income (Loss) Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended December 31, 2023 was $106.6 million, or basic and diluted net loss per common share of $0.45 on 235.1 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended December 31, 2022 of $16.6 million, or basic net income per common share of $0.07 on 228.8 million weighted average common shares outstanding and diluted net income per common share of $0.07 on 230.1 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures
The Company's primary measure of segment performance is segment profit. Segment profit is defined as segment revenues, less segment direct operating and segment distribution and marketing expense, less segment general and administration expenses. Total segment profit represents the sum of segment profit for our individual segments, net of eliminations for intersegment transactions. Segment profit and total segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain charges related to the COVID-19 global pandemic, charges resulting from Russia's invasion of Ukraine, and purchase accounting and related adjustments. Segment profit when presented in accordance with ASC 280 within the notes to the consolidated financial statements is a GAAP financial measure and is disclosed in Note 15 to our unaudited condensed consolidated financial statements.
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
The following table reconciles the GAAP measure, operating income (loss), to the non-GAAP measure, total segment profit, for the three months ended December 31, 2023 and 2022. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Three Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Operating income (loss)	$(43.5)	$7.8	$(51.3)	nm
Corporate general and administrative expenses	31.1	21.3	9.8	46.0%
Adjusted depreciation and amortization	13.5	9.8	3.7	37.8%
Restructuring and other	116.9	75.3	41.6	55.2%
COVID-19 related charges (benefit)	(0.1)	(1.8)	1.7	(94.4)%
Adjusted share-based compensation expense	24.9	23.3	1.6	6.9%
Purchase accounting and related adjustments	39.2	53.4	(14.2)	(26.6)%
Total segment profit	$182.0	$189.1	$(7.1)	(3.8)%
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

	Three Months Ended
	December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$443.2	$288.8	$154.4	53.5%
Television Production	248.4	605.4	(357.0)	(59.0)%
Total Studio Business	$691.6	$894.2	$(202.6)	(22.7)%
Media Networks	417.2	380.3	36.9	9.7%
Intersegment eliminations	(133.7)	(274.4)	140.7	(51.3)%
	$975.1	$1,000.1	$(25.0)	(2.5)%
Segment Profit
Studio Business
Motion Picture	$100.4	$76.5	$23.9	31.2%
Television Production	8.1	71.5	(63.4)	(88.7)%
Total Studio Business	$108.5	$148.0	$(39.5)	(26.7)%
Media Networks	85.5	49.5	36.0	72.7%
Intersegment eliminations	(12.0)	(8.4)	(3.6)	42.9%
	$182.0	$189.1	$(7.1)	(3.8)%
See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$443.2	$288.8	$154.4	53.5%
Expenses:
Direct operating expense	214.3	131.8	82.5	62.6%
Distribution & marketing expense	101.4	60.0	41.4	69.0%
Gross contribution	127.5	97.0	30.5	31.4%
General and administrative expenses	27.1	20.5	6.6	32.2%
Segment profit	$100.4	$76.5	$23.9	31.2%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$54.1	$27.7	$26.4	95.3%

Direct operating expense as a percentage of revenue	48.4%	45.6%

Gross contribution as a percentage of revenue	28.8%	33.6%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023			2022			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$98.7	$1.4	$100.1	$9.5	$2.2	$11.7	$88.4
Home Entertainment
Digital Media	112.7	42.8	155.5	107.7	39.7	147.4	8.1
Packaged Media	11.4	9.6	21.0	8.2	11.1	19.3	1.7
Total Home Entertainment	124.1	52.4	176.5	115.9	50.8	166.7	9.8
Television	59.7	5.6	65.3	37.6	9.4	47.0	18.3
International	80.6	14.1	94.7	41.2	14.1	55.3	39.4
Other	4.8	1.8	6.6	5.4	2.7	8.1	(1.5)
	$367.9	$75.3	$443.2	$209.6	$79.2	$288.8	$154.4
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

Theatrical revenue increased $88.4 million in the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 due to an increase of $89.2 million from Lionsgate Original Releases driven by the successful box-office performance of The Hunger Games: The Ballad of Songbirds & Snakes, and to a lesser extent, theatrical revenue from Saw X, released September 29, 2023.

Home entertainment revenue increased $9.8 million, or 5.9%, in the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, due to higher digital media revenue of $8.1 million. The increase in digital media revenue was due to an increase from Lionsgate Original Releases of $5.0 million due to revenues generated from a greater number of fiscal 2024 theatrical slate titles released on home entertainment digital media in the current quarter and revenues from titles in The Hunger Games franchise, which were offset by revenue from the license of Shotgun Wedding to a direct-to-streaming platform in the prior year's quarter. The increase in digital media revenue was also due to an increase from Other Film of $3.1 million from our acquired library titles.
Television revenue increased $18.3 million, or 38.9%, in the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, due to an increase from Lionsgate Original Releases of $22.1 million due to a greater number of television windows opening from our fiscal 2024 theatrical slate (Are You There God? It's Me, Margaret., The Blackening, Joy Ride and About My Father), than from our fiscal 2023 theatrical slate in the prior year's quarter (The Unbearable Weight of Massive Talent).
International revenue increased $39.4 million, or 71.2%, in the three months ended December 31, 2023, as compared to the three months ended December 31, 2022 due to an increase from Lionsgate Original Releases of $39.4 million driven by higher revenue generated from our fiscal 2024 theatrical state titles in the current quarter, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes, as compared to the fiscal 2023 theatrical slate titles in the prior year's quarter.

Direct Operating Expense. The increase in direct operating expenses is due to higher motion picture revenue in the current quarter. The increase in direct operating expenses as a percentage of motion picture revenue is driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. In addition, the current quarter included a lower benefit from foreign currency gains of $2.6 million as compared to the prior year's quarter.

Investment in film write-downs included in Motion Picture segment direct operating expense were $0.5 million in the three months ended December 31, 2023, compared to approximately $0.6 million in the three months ended December 31, 2022.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended December 31, 2023 is due to higher theatrical P&A and Premium VOD expense due to higher expense associated with the theatrical release of The Hunger Games: The Ballad of Songbirds & Snakes in the current quarter, partially offset by lower expense for films to be released in subsequent quarters. In the three months ended December 31, 2023, approximately $10.5 million of theatrical P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $15.5 million in the prior year's quarter in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended December 31, 2023 increased as compared to the three months ended December 31, 2022, due to higher Motion Picture revenue, partially offset by higher direct operating expense as a percentage of revenue and distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment increased $6.6 million, or 32.2% primarily due to an increase in incentive based compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$248.4	$605.4	$(357.0)	(59.0)%
Expenses:
Direct operating expense	219.0	515.5	(296.5)	(57.5)%
Distribution & marketing expense	7.8	7.6	0.2	2.6%
Gross contribution	21.6	82.3	(60.7)	(73.8)%
General and administrative expenses	13.5	10.8	2.7	25.0%
Segment profit	$8.1	$71.5	$(63.4)	(88.7)%

Direct operating expense as a percentage of revenue	88.2%	85.2%

Gross contribution as a percentage of revenue	8.7%	13.6%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2023 and 2022:

	Three Months Ended
	December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$182.3	$377.5	$(195.2)	(51.7)%
International	32.1	65.7	(33.6)	(51.1)%
Home Entertainment
Digital	17.4	131.2	(113.8)	(86.7)%
Packaged Media	0.3	1.3	(1.0)	(76.9)%
Total Home Entertainment	17.7	132.5	(114.8)	(86.6)%
Other	16.3	29.7	(13.4)	(45.1)%
	$248.4	$605.4	$(357.0)	(59.0)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the three months ended December 31, 2023 due to a decrease of $114.2 million from intersegment revenues from the licensing of fewer Starz original series to Starz Networks (revenue in the current quarter from Power Book II: Ghost Season 4, and BMF - Black Mafia Family Season 3, among others, compared to revenue in the prior year's quarter from Heels Season 2, Power Book IV: Force Season 2, Hightown Season 3, and Power Book II: Ghost Season 3, among others), and lower third-party revenue from fewer television episodes delivered which were impacted by the WGA and SAG-AFTRA strikes. In particular, the prior year's period included significant third-party revenue from Minx - Season 2 and Home Economics - Season 3.
International revenue in the three months ended December 31, 2023 decreased $33.6 million, or 51.1%, and reflected a decrease of $41.0 million from intersegment revenues from the licensing of fewer Starz original series to LIONSGATE+ (revenue in the current quarter from Power Book II: Ghost Season 4, among others, compared to revenue in the prior year's quarter from Heels Season 2, Power Book IV: Force Season 2, Nacho Season 1, among others). This decrease was partially offset by increased third-party revenue in the current quarter (The Continental Season 1 and Acapulco Season 3 in the current quarter, compared to Love and Death Season 1 and Minx Season 2 in the prior year's quarter).
Home entertainment revenue in the three months ended December 31, 2023 decreased $114.8 million due primarily to digital media revenue in the prior year's quarter for Schitt's Creek Seasons 1 to 6 from the license to a streaming platform, and to a lesser extent, Nashville Seasons 1 to 6, and a decrease in digital media intersegment revenues from the licensing of Starz original series to Starz Networks of $5.9 million.
Other revenue decreased $13.4 million in the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, and primarily reflects lower revenue of 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management and was unfavorably impacted by the WGA and SAG-AFTRA strikes.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended December 31, 2023 decreased $296.5 million, or 57.5% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, and in particular, the prior year's quarter amortization rate reflected the timing of the licensing of higher margin library and acquired titles.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2023 decreased as compared to the three months ended December 31, 2022, due to lower television production revenue and higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $2.7 million, or 25.0%, primarily due to an increase in incentive based compensation.

Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended December 31, 2023 and 2022.

	Three Months Ended
	December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$417.2	$380.3	$36.9	9.7%
Expenses:
Direct operating expense	198.3	204.7	(6.4)	(3.1)%
Distribution & marketing expense	110.7	103.2	7.5	7.3%
Gross contribution	108.2	72.4	35.8	49.4%
General and administrative expenses	22.7	22.9	(0.2)	(0.9)%
Segment profit	$85.5	$49.5	$36.0	72.7%

Direct operating expense as a percentage of revenue	47.5%	53.8%

Gross contribution as a percentage of revenue	25.9%	19.0%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	December 31, 2023			December 31, 2022
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$342.7	$74.5	$417.2	$341.7	$38.6	$380.3
Expenses:
Direct operating expense	157.2	41.1	198.3	182.1	22.6	204.7
Distribution & marketing expense	103.7	7.0	110.7	84.9	18.3	103.2
Gross contribution	81.8	26.4	108.2	74.7	(2.3)	72.4
General and administrative expenses	19.3	3.4	22.7	16.6	6.3	22.9
Segment profit	$62.5	$23.0	$85.5	$58.1	$(8.6)	$49.5

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

	Actual		Pro Forma(1)
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
	(Amounts in millions)
Starz Domestic
OTT Subscribers	12.63	11.56	12.63	11.56
Linear Subscribers	7.10	8.32	7.10	8.32
Total	19.73	19.88	19.73	19.88
LIONSGATE+
OTT Subscribers(1)	4.35	13.35	3.25	3.17
Linear Subscribers	1.75	1.83	1.75	1.83
Total	6.10	15.18	5.00	5.00
Total Starz
OTT Subscribers(1)	16.98	24.91	15.88	14.73
Linear Subscribers	8.85	10.15	8.85	10.15
Total Starz	25.83	35.06	24.73	24.88
STARZPLAY Arabia(2)	3.19	2.10	3.19	2.10
Total Domestic and International Subscribers(1)	29.02	37.16	27.92	26.98

Supplemental Subscriber Information:
Starz North America(4)
OTT Subscribers	13.43	12.24	13.43	12.24
Linear Subscribers	8.85	10.15	8.85	10.15
Total	22.28	22.39	22.28	22.39

Subscribers by Platform:
OTT Subscribers(1)(3)	20.17	27.01	19.07	16.83
Linear Subscribers	8.85	10.15	8.85	10.15
Total Global Subscribers(1)	29.02	37.16	27.92	26.98
___________________
(1)Pro forma amounts exclude OTT subscribers for the international territories exited or to be exited in Australia, Continental Europe, Japan, Latin America and the U.K. amounting to 1.10 million and 10.18 million at December 31, 2023 and 2022, respectively.
(2)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.
(4)Starz North America subscribers include subscribers in the U.S. (as presented in the "Starz Domestic" line item) and Canada (included in the LIONSGATE+ subscriber amounts in the table above).

Revenue. Media Networks revenue increased $36.9 million and reflected increased revenue at LIONSGATE+ of $35.9 million, and Starz Networks of $1.0 million. Starz Networks' revenue increased $1.0 million primarily due to higher OTT revenue of $19.0 million resulting from an increase in OTT subscribers as well as from a price increase initiated at the end of June 2023 and fully implemented during the quarter ended September 30, 2023, which was mostly offset by declines in revenue of $17.4 million from traditional linear services. The LIONSGATE+ revenue of $74.5 million for the three months ended December 31, 2023 includes $67.5 million from the LIONSGATE+ territories exited, or to be exited of Australia, Continental Europe, Japan, Latin America and the U.K. (the "Exiting Territories"). The increase in revenue at LIONSGATE+ was primarily due to an increase in revenue from the Exiting Territories of approximately $35.6 million, which was primarily the result of a modification to shorten a long-term distribution contract in Latin America.
During the three months ended December 31, 2023 and 2022, the following original series premiered on STARZ:

Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
Title	Premiere Date	Title	Premiere Date
Shining Vale Season 2	October 13, 2023	Step Up Season 3	October 16, 2022
Power Book III: Raising Kanan Season 3	December 1, 2023	Dangerous Liaisons Season 1	November 6, 2022

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
The decrease in Media Networks direct operating expenses is due to a decrease at Starz Networks of $24.9 million, partially offset by an increase at LIONSGATE+ of $18.5 million in the three months ended December 31, 2023. The decrease in Starz Networks direct operating expense was primarily due to lower programming cost amortization of $9.0 million related to library content, $8.5 million related to our Starz Originals, and $7.0 million related to theatrical releases under our programming output agreements. Direct operating expenses at LIONSGATE+ increased in the Exiting Territories as a result of higher programming cost amortization and operating expenses of approximately $12.1 million and increased expense of approximately $5.5 million related to lower foreign exchange gains in the current quarter. The LIONSGATE+ direct operating expense of $41.1 million for the three months ended December 31, 2023 includes $35.4 million from the Exiting Territories.
The increase in Media Networks distribution and marketing expense is due to an increase of $18.8 million at Starz Networks due to an increase in advertising and marketing costs to drive subscriber growth and increased spend on our Starz Original premieres, partially offset by a decrease of $11.3 million at LIONSGATE+ primarily due to a decrease in distribution and advertising expenses from the Exiting Territories. The LIONSGATE+ distribution and marketing expense of $7.0 million for the three months ended December 31, 2023 includes $5.2 million from the Exiting Territories.
Gross Contribution. The increase in gross contribution compared to the three months ended December 31, 2022 was due to increased gross contribution at LIONSGATE+ of $28.7 million and at Starz Networks of $7.1 million, driven by higher revenue and lower distribution and marketing expense at LIONSGATE+, and lower direct operating expense partially offset by higher distribution and marketing expense at Starz Networks, as described above. The positive gross contribution related to the Exiting Territories was approximately $27.0 million for the three months ended December 31, 2023.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended December 31, 2023 decreased slightly from the prior year's quarter, due to a decrease of $2.9 million at LIONSGATE+, partially offset by increases of $2.7 million at Starz Networks.

Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$1,245.6	$791.6	$454.0	57.4%
Television Production	860.7	1,468.6	(607.9)	(41.4)%
Total Studio Business	2,106.3	2,260.2	(153.9)	(6.8)%
Media Networks	1,214.9	1,157.5	57.4	5.0%
Intersegment eliminations	(422.1)	(648.6)	226.5	(34.9)%
Total revenues	2,899.1	2,769.1	130.0	4.7%
Expenses:
Direct operating	1,549.1	1,744.7	(195.6)	(11.2)%
Distribution and marketing	686.0	567.1	118.9	21.0%
General and administration	368.1	340.0	28.1	8.3%
Depreciation and amortization	138.9	133.9	5.0	3.7%
Restructuring and other	371.0	316.5	54.5	17.2%
Goodwill and intangible asset impairment	663.9	1,475.0	(811.1)	(55.0)%
Total expenses	3,777.0	4,577.2	(800.2)	(17.5)%
Operating loss	(877.9)	(1,808.1)	930.2	(51.4)%
Interest expense	(192.9)	(163.0)	(29.9)	18.3%
Interest and other income	6.5	4.8	1.7	35.4%
Other expense	(19.6)	(21.1)	1.5	(7.1)%
Gain on extinguishment of debt	21.2	40.3	(19.1)	(47.4)%
Gain on investments, net	2.7	42.1	(39.4)	(93.6)%
Equity interests income	5.7	0.8	4.9	612.5%
Loss before income taxes	(1,054.3)	(1,904.2)	849.9	(44.6)%
Income tax provision	(12.5)	(16.6)	4.1	(24.7)%
Net loss	(1,066.8)	(1,920.8)	854.0	(44.5)%
Less: Net loss attributable to noncontrolling interest	3.3	7.3	(4.0)	(54.8)%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(1,063.5)	$(1,913.5)	$850.0	(44.4)%

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues increased $130.0 million in the nine months ended December 31, 2023 reflecting an increase of $57.4 million from our Media Networks business, and a decrease of $153.9 million from our Studio Business which was more than offset by lower intersegment eliminations of $226.5 million. Intersegment eliminations relate to the licensing of product from our Studio Business (primarily our Television Production segment) to the Media Networks segment.
Motion Picture revenue increased $454.0 million in the current period due primarily to higher theatrical and international revenue associated with the release of The Hunger Games: The Ballad of Songbirds & Snakes, and higher digital media home entertainment revenue, television and other revenue. Motion Picture revenue included $113.7 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $83.7 million from the nine months ended December 31, 2022.
Television Production revenue decreased $607.9 million due to decreased domestic and international television revenue from lower intersegment revenues from the licensing of Starz original series, and lower third-party domestic television revenue, digital media home entertainment and other revenue. Television Production revenue included $308.4 million of revenue from licensing Television Production segment product to our Media Networks segment, representing a decrease of $310.2 million from the nine months ended December 31, 2022.
The decrease in intersegment eliminations of $226.5 million is primarily associated with lower Television Production revenues of $310.2 million for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment as discussed above, partially offset by higher Motion Picture revenues of $83.7 million reflecting the licensing of certain recent theatrical releases to Starz.
Media Networks revenue increased $57.4 million, and reflected increased revenue at LIONSGATE+ of $86.2 million, offset by a decrease of $28.8 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,
	2023		2022		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$603.6	48.5%	$379.6	48.0%	$224.0	59.0%
Television Production	701.8	81.5	1,306.1	88.9	(604.3)	(46.3)%
Total Studio Business	1,305.4	62.0	1,685.7	74.6	(380.3)	(22.6)%
Media Networks	617.5	50.8	677.0	58.5	(59.5)	(8.8)%
COVID-19 related charges (benefit)	(0.5)	nm	(8.8)	nm	8.3	(94.3)%
Other	2.3	nm	9.1	nm	(6.8)	(74.7)%
Intersegment eliminations	(375.6)	nm	(618.3)	nm	242.7	(39.3)%
	$1,549.1	53.4%	$1,744.7	63.0%	$(195.6)	(11.2)%

Direct operating expenses decreased in the nine months ended December 31, 2023 due to lower direct operating expenses for our Studio Business and the Media Networks segment, partially offset by lower intersegment eliminations. The decrease at the Studio Business reflects lower direct operating expenses of the Television Production segment due to lower revenues from Television Production, partially offset by higher direct operating expenses of the Motion Picture segment due to higher Motion Picture revenues. The decrease in Media Networks direct operating expense was driven by decreases at Starz Networks of $55.5 million and LIONSGATE+ of $4.0 million due to lower programming cost amortization, and a benefit from foreign exchange gains as compared to foreign exchange losses in the prior year's period at LIONSGATE+. The decrease in intersegment eliminations is due to lower Television Production revenue from licenses of original series to Starz Networks and LIONSGATE+, as discussed above. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). We incurred certain incremental costs associated with the COVID-19 global pandemic. In the nine months ended December 31, 2023, direct operating expense included a benefit of $0.5 million, net of insurance recoveries of $0.7 million (nine months ended December 31, 2022 - benefit of $8.8 million, net of insurance recoveries of $10.7 million).

Other. In the nine months ended December 31, 2023 and 2022, other direct operating expense includes share-based compensation. In addition, in the nine months ended December 31, 2022, other direct operating expenses includes approximately $7.2 million in development costs written off in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, as a result of changes in strategy across its theatrical slate. These charges are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above. Other direct operating expense in the nine months ended December 31, 2022 also includes the amortization of the non-cash fair value adjustments on film and television assets associated with the application of purchase accounting related to recent acquisitions.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$321.7	$163.1	$158.6	97.2%
Television Production	24.3	25.9	(1.6)	(6.2)%
Total Studio Business	346.0	189.0	157.0	83.1%
Media Networks	342.0	376.5	(34.5)	(9.2)%
Other	0.7	0.6	0.1	16.7%
Intersegment eliminations	(2.7)	1.0	(3.7)	nm
	$686.0	$567.1	$118.9	21.0%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$204.0	$77.0	$127.0	164.9%
 _______________________
nm - Percentage not meaningful
Distribution and marketing expenses increased in the nine months ended December 31, 2023, due to higher Studio Business distribution and marketing expense, partially offset by lower Media Networks distribution and marketing expense. The increase at the Studio Business primarily reflects greater Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period. The decrease in Media Networks distribution and marketing expense was due to a decrease at LIONSGATE+ of $39.6 million primarily due to a decrease in distribution and advertising expenses from the Exiting Territories, partially offset by an increase at Starz Networks of $5.1 million. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,				Change
	2023	% of Revenues	2022	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$83.2		$66.2		$17.0	25.7%
Television Production	40.5		32.0		8.5	26.6%
Total Studio Business	123.7		98.2		25.5	26.0%
Media Networks	71.3		70.5		0.8	1.1%
Corporate	94.2		69.4		24.8	35.7%
Share-based compensation expense	63.9		55.9		8.0	14.3%
Purchase accounting and related adjustments	15.0		46.0		(31.0)	(67.4)%
Total general and administrative expenses	$368.1	12.7%	$340.0	12.3%	$28.1	8.3%

General and administrative expenses increased in the nine months ended December 31, 2023, resulting from increased corporate, Motion Picture, Television Production, share-based compensation expense, and Media Networks general and administrative expenses, partially offset by lower purchase accounting and related adjustments. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $24.8 million, or 35.7%, primarily due to an increase in incentive based compensation.
The increase in share-based compensation expense included in general and administrative expense in the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022 is primarily due to lower fair values in the prior year's period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Nine Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$63.9	$55.9
Restructuring and other(1)	8.4	2.1
Direct operating expense	2.3	1.2
Distribution and marketing expense	0.7	0.6
Total share-based compensation expense	$75.3	$59.8
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the non-cash charge for the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $31.0 million, or 67.4% primarily due to lower noncontrolling interest discount amortization of $13.3 million and lower expense of $13.3 million associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment.
Depreciation and Amortization Expense. Depreciation and amortization of $138.9 million for the nine months ended December 31, 2023 increased $5.0 million from $133.9 million in the nine months ended December 31, 2022 due to increased depreciation expense related to software in the current period.
Restructuring and Other. Restructuring and other increased $54.5 million in the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the nine months ended December 31, 2023 and 2022 (see Note 14 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$317.4	$299.7	$17.7	5.9%
Severance(2)
Cash	32.9	14.8	18.1	122.3%
Accelerated vesting on equity awards (see Note 12 to our unaudited condensed consolidated financial statements)	8.4	2.1	6.3	300.0%
Total severance costs	41.3	16.9	24.4	144.4%
COVID-19 related charges	—	0.1	(0.1)	(100.0)%
Transaction and other costs(3)	12.3	(0.2)	12.5	nm
	$371.0	$316.5	$54.5	17.2%
_______________________
nm - Percentage not meaningful
(1)Media Networks Restructuring: As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the Company recorded content impairment charges related to the Media Networks segment in the nine months ended December 31, 2023 of $317.4 million (nine months ended December 31, 2022 - $293.8 million). See Note 14 to our unaudited condensed consolidated financial statements.

Other Impairments: Amounts in the nine months ended December 31, 2022 also include an impairment of an operating lease right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives. In the nine months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, LIONSGATE+ international restructuring and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the nine months ended December 31, 2023 and 2022 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with certain legal matters. In the nine months ended December 31, 2023, transaction and other costs also includes a benefit of $3.8 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the LIONSGATE+ international restructuring. In the nine months ended December 31, 2022, transaction and other costs includes a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
Goodwill and Intangible Asset Impairment. Goodwill and intangible asset impairment of $663.9 million in the nine months ended December 31, 2023 included goodwill impairment of $493.9 million and impairment of our indefinite-lived trade names of $170.0 million related to the Media Networks reporting unit, as compared to goodwill impairment of $1.475 billion for the nine months ended December 31, 2022 related to the Media Networks reporting unit. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates",

Goodwill and Indefinite-Lived Intangible Assets and Note 5 to our unaudited condensed consolidated financial statements for further information.
Interest Expense. Interest expense of $192.9 million in the nine months ended December 31, 2023 increased $29.9 million from the nine months ended December 31, 2022 due to higher average interest rates and balances on variable rate corporate debt and film related obligations, partially offset by a larger benefit from the interest rate swaps. The following table sets forth the components of interest expense for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$24.3	$10.2
Term loans	67.4	41.9
Senior Notes	30.0	40.3
Other(1)	49.2	50.5
	170.9	142.9
Amortization of debt issuance costs and other non-cash interest(2)	22.0	20.1
Total interest expense	$192.9	$163.0
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
Interest and Other Income. Interest and other income of $6.5 million for the nine months ended December 31, 2023 was comparable to interest and other income of $4.8 million for the nine months ended December 31, 2022.
Other Expense. Other expense of $19.6 million for the nine months ended December 31, 2023 was comparable to other expense of $21.1 million for the nine months ended December 31, 2022, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain on Extinguishment of Debt. Gain on extinguishment of debt of $21.2 million for the nine months ended December 31, 2023 represented a gain associated with the repurchase of $85.0 million principal amount of 5.500% Senior Notes at a discount.
In the nine months ended December 31, 2022, the gain on extinguishment of debt of $40.3 million represented a gain associated with the repurchase of $123.7 million principal amount of 5.500% Senior Notes at a discount, partially offset by the write-off of debt issuance costs associated with the voluntary prepayment of the entire outstanding amount of Term Loan A due March 22, 2023 and the repurchase of the 5.500% Senior Notes. See Note 6 to our unaudited condensed consolidated financial statements.
Gain on Investments, net. Gain on investments, net was $2.7 million for the nine months ended December 31, 2023, as compared to gain on investments, net of $42.1 million for the nine months ended December 31, 2022 which primarily represented a gain associated with the sale of a portion of our ownership interest in STARZPLAY Arabia.
Equity Interests Income. Equity interests income of $5.7 million in the nine months ended December 31, 2023 compared to equity interests income of $0.8 million in the nine months ended December 31, 2022 due to a gain in the current period related to the sale of an equity method investee.

Income Tax Provision. We had an income tax provision of $12.5 million in the nine months ended December 31, 2023, compared to an income tax provision of $16.6 million in the nine months ended December 31, 2022. Our income tax provision differs from the federal statutory rate multiplied by pre-tax income (loss) due to the mix of our pre-tax income (loss) generated across the various jurisdictions in which we operate, changes in the valuation allowance against our deferred tax assets, and certain minimum taxes and foreign withholding taxes. Our income tax provision for the nine months ended December 31, 2023 and 2022 was also impacted by charges for interest on uncertain tax benefits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. We acquired all of the issued and outstanding equity interests of eOne on December 27, 2023 and are evaluating the tax impact on the preliminary purchase price allocation (see Note 2 to our unaudited condensed consolidated financial statements).

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the nine months ended December 31, 2023 was $1,063.5 million, or basic and diluted net loss per common share of $4.56 on 233.1 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2022 of $1,913.5 million, or basic and diluted net loss per common share of $8.41 on 227.4 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures
See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022", Segment Results of Operations and Non-GAAP measures for a definition of the non-GAAP measure, total segment profit and Studio Business segment profit, which when presented outside of the segment information and reconciliations included in Note 15 to our unaudited condensed consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.
The following table reconciles the GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the nine months ended December 31, 2023 and 2022. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Nine Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Operating loss	$(877.9)	$(1,808.1)	$930.2	(51.4)%
Corporate general and administrative expenses	94.2	69.4	24.8	35.7%
Goodwill and intangible asset impairment	663.9	1,475.0	(811.1)	(55.0)%
Adjusted depreciation and amortization	33.4	29.5	3.9	13.2%
Restructuring and other	371.0	316.5	54.5	17.2%
COVID-19 related charges (benefit)	(0.5)	(8.8)	8.3	(94.3)%
Content charges	—	7.2	(7.2)	(100.0)%
Adjusted share-based compensation expense	66.9	57.7	9.2	15.9%
Purchase accounting and related adjustments	120.5	151.1	(30.6)	(20.3)%
Total segment profit	$471.5	$289.5	$182.0	62.9%
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

	Nine Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$1,245.6	$791.6	$454.0	57.4%
Television Production	860.7	1,468.6	(607.9)	(41.4)%
Total Studio Business	$2,106.3	$2,260.2	$(153.9)	(6.8)%
Media Networks	1,214.9	1,157.5	57.4	5.0%
Intersegment eliminations	(422.1)	(648.6)	226.5	(34.9)%
	$2,899.1	$2,769.1	$130.0	4.7%
Segment Profit
Studio Business
Motion Picture	$237.1	$182.7	$54.4	29.8%
Television Production	94.1	104.6	(10.5)	(10.0)%
Total Studio Business	$331.2	$287.3	$43.9	15.3%
Media Networks	184.1	33.5	150.6	nm
Intersegment eliminations	(43.8)	(31.3)	(12.5)	39.9%
	$471.5	$289.5	$182.0	62.9%
_______________________
nm - Percentage not meaningful.
See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,245.6	$791.6	$454.0	57.4%
Expenses:
Direct operating expense	603.6	379.6	224.0	59.0%
Distribution & marketing expense	321.7	163.1	158.6	97.2%
Gross contribution	320.3	248.9	71.4	28.7%
General and administrative expenses	83.2	66.2	17.0	25.7%
Segment profit	$237.1	$182.7	$54.4	29.8%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$204.0	$77.0	$127.0	164.9%

Direct operating expense as a percentage of revenue	48.5%	48.0%

Gross contribution as a percentage of revenue	25.7%	31.4%
Revenue. The table below sets forth Motion Picture revenue by media and product category for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
	2023			2022			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$191.0	$3.2	$194.2	$24.0	$4.6	$28.6	$165.6
Home Entertainment
Digital Media	359.1	136.2	495.3	255.7	122.8	378.5	116.8
Packaged Media	43.9	19.1	63.0	27.2	28.1	55.3	7.7
Total Home Entertainment	403.0	155.3	558.3	282.9	150.9	433.8	124.5
Television	193.9	20.6	214.5	116.7	30.3	147.0	67.5
International	220.0	35.3	255.3	124.4	42.1	166.5	88.8
Other	17.5	5.8	23.3	10.0	5.7	15.7	7.6
	$1,025.4	$220.2	$1,245.6	$558.0	$233.6	$791.6	$454.0
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
Theatrical revenue increased $165.6 million in the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022 due to an increase of $167.0 million from Lionsgate Original Releases driven by the performance of our fiscal 2024 theatrical slate, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes and Saw X, and revenue from our fiscal 2023 theatrical slate release, John Wick: Chapter 4 in the current period. The increase was also, to a lesser extent, due to a greater number of theatrical slate releases in the current period as compared to the prior year's period.

Home entertainment revenue increased $124.5 million, or 28.7%, in the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, due to higher digital media revenue of $116.8 million. The increase in digital media revenue was due to an increase from Lionsgate Original Releases of $103.4 million due to revenues generated from John Wick: Chapter 4, Jesus Revolution (fiscal 2023 theatrical slate titles), and from titles in The Hunger Games franchise, and a greater number of fiscal 2024 theatrical slate titles released on home entertainment digital media in the current period as compared to the prior year's period, partially offset by revenue in the prior year's period from the license of Shotgun Wedding to a direct-to-streaming platform. The increase in digital media revenue was also due to an increase from Other Film of $13.4 million from our acquired library titles.
Television revenue increased $67.5 million, or 45.9%, in the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022 due to an increase from Lionsgate Original Releases of $77.2 million due to a greater number of television windows opening from our fiscal 2024 and fiscal 2023 theatrical slates than from our fiscal 2023 and fiscal 2022 theatrical slates in the prior year's period, and higher revenue recognized for those titles, and in particular, John Wick: Chapter 4, partially offset by a decrease from Other Film of $9.7 million from our acquired library titles.
International revenue increased $88.8 million, or 53.3%, in the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022 due to an increase from Lionsgate Original Releases of $95.6 million driven by higher revenue generated from our fiscal 2024 and fiscal 2023 theatrical slate titles in the current period, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes, and John Wick: Chapter 4, as compared to the fiscal 2023 and fiscal 2022 theatrical slate titles in the prior year's period, partially offset by a decrease from Other Film of $9.0 million from our acquired library titles.
Direct Operating Expense. The increase in direct operating expenses is due to higher motion picture revenue in the current period. Direct operating expenses as a percentage of motion picture revenue was comparable to the prior year's period and is driven by the change in the mix of titles and product categories generating revenue in the current period as compared to the prior year's period. Investment in film write-downs included in Motion Picture segment direct operating expense increased to $27.5 million in the nine months ended December 31, 2023, as compared to $1.1 million in the nine months ended December 31, 2022.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the nine months ended December 31, 2023 is due to higher theatrical P&A and Premium VOD expense due to higher expense associated with the theatrical slate releases in the current period, partially offset by slightly lower expense for films to be released in subsequent quarters. In the nine months ended December 31, 2023 approximately $24.8 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $27.3 million in the nine months ended December 31, 2022 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the nine months ended December 31, 2023 increased as compared to the nine months ended December 31, 2022 due to higher Motion Picture revenue, partially offset by higher distribution and marketing expense and direct operating expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the nine months ended December 31, 2023 increased $17.0 million, or 25.7%, primarily due to an increase in incentive based compensation.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$860.7	$1,468.6	$(607.9)	(41.4)%
Expenses:
Direct operating expense	701.8	1,306.1	(604.3)	(46.3)%
Distribution & marketing expense	24.3	25.9	(1.6)	(6.2)%
Gross contribution	134.6	136.6	(2.0)	(1.5)%
General and administrative expenses	40.5	32.0	8.5	26.6%
Segment profit	$94.1	$104.6	$(10.5)	(10.0)%

Direct operating expense as a percentage of revenue	81.5%	88.9%

Gross contribution as a percentage of revenue	15.6%	9.3%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
Television Production	(Amounts in millions)
Television	$554.2	$973.1	$(418.9)	(43.0)%
International	137.7	219.4	(81.7)	(37.2)%
Home Entertainment
Digital	113.4	205.1	(91.7)	(44.7)%
Packaged Media	1.0	2.7	(1.7)	(63.0)%
Total Home Entertainment	114.4	207.8	(93.4)	(44.9)%
Other	54.4	68.3	(13.9)	(20.4)%
	$860.7	$1,468.6	$(607.9)	(41.4)%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased in the nine months ended December 31, 2023 due to a decrease of $214.1 million from intersegment revenues from the licensing of fewer Starz original series to Starz Networks (revenue in the current period from Power Book II: Ghost Season 4, BMF Season 3 and Power Book III: Raising Kanan Season 3 compared to revenue in the prior year's period from Power Book II: Ghost Season 3, P-Valley Season 2, BMF Season 2, Heels Season 2, Power Book III: Raising Kanan Season 2, and Power Book IV: Force Season 2, among others). The decrease in domestic television revenue was also due to lower third-party revenue from fewer television episodes delivered which were impacted by the WGA and SAG-AFTRA strikes (including significant revenue in the prior year's period from The First Lady Season 1, and lower revenue in the current period from unscripted television programs).
International revenue in the nine months ended December 31, 2023 decreased $81.7 million, or 37.2% as compared to the nine months ended December 31, 2022 due to a decrease of $79.9 million from intersegment revenues from the licensing of fewer Starz original series to LIONSGATE+.
Home entertainment revenue in the nine months ended December 31, 2023 decreased $93.4 million, or 44.9% as compared to the nine months ended December 31, 2022 due to lower third-party digital media revenue (The Continental Season 1 in the current period, compared to Schitt's Creek Seasons 1 to 6 from the license to a streaming platform, Nashville Seasons 1 to 6, and Ghosts Season 1 in the prior year's period), and a decrease of $16.2 million from digital media intersegment revenues from the licensing of Starz original series to Starz Networks.
Other revenue in the nine months ended December 31, 2023 decreased $13.9 million, or 20.4% from the nine months ended December 31, 2022, and primarily reflects lower revenue of 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management and was unfavorably impacted by the WGA and SAG-AFTRA strikes.
Direct Operating Expense. Direct operating expense of the Television Production segment in the nine months ended December 31, 2023 decreased $604.3 million, or 46.3% due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased as compared to the prior year's period, primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, the current period included significant revenue from The Continental which has a lower amortization rate as compared to the prior year's period, which included a greater number of deliveries of newer shows in which direct operating expense is typically higher as a percentage of revenue. Investment in film and television programs write-downs included in Television Production segment direct operating expense in the nine months ended December 31, 2023 were $6.6 million as compared to $4.7 million in the nine months ended December 31, 2022.
Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2023 decreased slightly as compared to the nine months ended December 31, 2022, due to lower television production revenue which was mostly offset by lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $8.5 million, or 26.6% primarily due to an increase in incentive based compensation.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended
	December 31,		Change
	2023	2022	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,214.9	$1,157.5	$57.4	5.0%
Expenses:
Direct operating expense	617.5	677.0	(59.5)	(8.8)%
Distribution & marketing expense	342.0	376.5	(34.5)	(9.2)%
Gross contribution	255.4	104.0	151.4	145.6%
General and administrative expenses	71.3	70.5	0.8	1.1%
Segment profit	$184.1	$33.5	$150.6	449.6%

Direct operating expense as a percentage of revenue	50.8%	58.5%

Gross contribution as a percentage of revenue	21.0%	9.0%
_______________________
nm - Percentage not meaningful.

The following table sets forth the Media Networks segment profit by product line:

	Nine Months Ended			Nine Months Ended
	December 31, 2023			December 31, 2022
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,019.9	$195.0	$1,214.9	$1,048.7	$108.8	$1,157.5
Expenses:
Direct operating expense	502.3	115.2	617.5	557.8	119.2	677.0
Distribution & marketing expense	309.9	32.1	342.0	304.8	71.7	376.5
Gross contribution	207.7	47.7	255.4	186.1	(82.1)	104.0
General and administrative expenses	59.3	12.0	71.3	50.7	19.8	70.5
Segment profit	$148.4	$35.7	$184.1	$135.4	$(101.9)	$33.5

Revenue. Media Networks revenue increased $57.4 million and reflected increased revenue at LIONSGATE+ of $86.2 million, partially offset by a decrease of $28.8 million at Starz Networks. Starz Networks' revenue decreased $28.8 million primarily because of declines in revenue of $63.1 million from traditional linear services, which were offset by higher OTT revenue of $33.1 million resulting primarily from an increase in OTT subscribers as well as from a price increase initiated at the end of June 2023 and fully implemented during the quarter ended September 30, 2023. The LIONSGATE+ revenue of $195.0 million for the nine months ended December 31, 2023 includes $158.8 million from the Exiting Territories. The increase in revenue at LIONSGATE+, was primarily due to an increase in revenue from the Exiting Territories of approximately $69.9 million, which was primarily the result of a modification to shorten a long-term distribution contract in Latin America. In addition, the increase was due to revenue from the distribution of certain Starz Originals and licensed content to third-party distributors outside of the Starz Platforms in ancillary markets of approximately $16.1 million.

During the nine months ended December 31, 2023 and 2022, the following original series premiered on STARZ:

Nine Months Ended December 31, 2023		Nine Months Ended December 31, 2022
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Blindspotting Season 2	April 14, 2023	Gaslit	April 24, 2022
Run the World Season 2	May 26, 2023	P-Valley Season 2	June 3, 2022
Outlander Season 7A	June 16, 2023	Becoming Elizabeth Season 1	June 12, 2022
		Who is Ghislaine Maxwell	June 26, 2022
Second Quarter:		Second Quarter:
Minx Season 2	July 21, 2023	Power Book III: Raising Kanan Season 2	August 14, 2022
Heels Season 2	July 28, 2023	Serpent Queen Season 1	September 11, 2022
Men in Kilts Season 2	August 11, 2023
Power Book IV: Force Season 2	July 28, 2023
Third Quarter:		Third Quarter:
Shining Value Season 2	October 13, 2023	Step Up Season 3	October 16, 2022
Power Book III: Raising Kanan Season 3	December 1, 2023	Dangerous Liaisons Season 1	November 6, 2022

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
The decrease in Media Networks direct operating expenses is due to decreases at Starz Networks of $55.5 million and LIONSGATE+ of $4.0 million in the nine months ended December 31, 2023. The decrease in Starz Networks direct operating expense was due primarily to lower programming cost amortization of $27.0 million related to theatrical releases under our programming output agreements, $24.5 million related to library content, and $10.0 million related to our Starz Originals, partially offset by a benefit in the prior year's period of $10.0 million associated with the modification of a content licensing arrangement. Direct operating expenses at LIONSGATE+ decreased in the Exiting Territories as a result of lower programming cost amortization and operating costs of approximately $10.2 million and lower expense of approximately $7.3 million related to foreign exchange gains in the current period compared to foreign exchange losses in the prior year's period, partially offset by higher amortization of investment in films and television programs of $11.9 million associated with the distribution of Starz Originals and licensed content to third-party distributors outside of the Starz Platforms in ancillary markets. The LIONSGATE+ direct operating expense of $115.2 million for the nine months ended December 31, 2023 includes $87.8 million from the Exiting Territories.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $39.6 million at LIONSGATE+ primarily due to a decrease in distribution and advertising expenses from the Exiting Territories, partially offset by an increase of $5.1 million at Starz Networks. The LIONSGATE+ distribution and marketing expense of $32.1 million for the nine months ended December 31, 2023 includes $25.4 million from the Exiting Territories.
Gross Contribution. The increase in gross contribution compared to the nine months ended December 31, 2022 was due to increased gross contribution at LIONSGATE+ of $129.8 million, and at Starz Networks of $21.6 million, driven by higher LIONSGATE+ revenue, and lower direct operating expense and LIONSGATE+ distribution and marketing expense, partially offset by lower Starz Networks revenue, as described above. The positive gross contribution related to the Exiting Territories was approximately $45.7 million for the nine months ended December 31, 2023.
General and Administrative Expense. General and administrative expenses in the nine months ended December 31, 2023 increased from the prior year's period, due to increases of $8.6 million at Starz Networks, partially offset by a decrease of $7.8 million at LIONSGATE+.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital requirements in the nine months ended December 31, 2023 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of December 31, 2023, we had cash and cash equivalents of $283.0 million.
As discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", in connection with the business combination with Screaming Eagle and establishing the Studio Business as a standalone publicly-traded entity, the transaction is expected to deliver approximately $350.0 million of gross proceeds to the Company, including $175.0 million in private investments in public equities (“PIPE”) financing. The transaction is subject to certain closing conditions, including regulatory approvals and approval from the shareholders and public warrant holders of Screaming Eagle, and is expected to close in the spring of 2024. The closing of the transaction is also subject to the gross proceeds to the Company being equal to a minimum of $350.0 million.
Corporate Debt
Our corporate debt at December 31, 2023, excluding film related obligations discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with $375.0 million outstanding at December 31, 2023 used for the purchase of eOne) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $407.1 million outstanding at December 31, 2023.
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
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $822.3 million outstanding at December 31, 2023.
•Senior Notes: We have $715.0 million outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at December 31, 2023.

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt.
Film Related Obligations
We utilize our film related obligations to fund our film and television productions or licenses. Our film related obligations at December 31, 2023 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At December 31, 2023, there was $1,279.2 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the licensing of film and television programs that we license, related to our Media Networks business. The Company's programming notes have contractual repayment dates in February 2024. At December 31, 2023, there was $60.4 million outstanding of programming notes.

•Production Tax Credit Facility: We have a $250.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At December 31, 2023, there was $250.0 million outstanding under the Production Tax Credit Facility.
•IP Credit Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At December 31, 2023, there was $117.3 million outstanding under the IP Credit Facility.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 14, 2027. As of December 31, 2023, there was $175.0 million outstanding under the Backlog Facility.
◦Other. The Company has previously had other loans which are secured by contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. The Company's "other" loans had no amounts outstanding as of December 31, 2023.
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
Redeemable Noncontrolling Interests. In addition, the Company has a redeemable noncontrolling interest balance of $409.1 million as of December 31, 2023 related to its acquisition of a controlling interest, consisting of a limited liability company interest, in each of Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 9 to our unaudited condensed consolidated financial statements).

•3 Arts Entertainment. As of December 31, 2023, the Company had a redeemable noncontrolling interest representing 49% of 3 Arts Entertainment. The noncontrolling interest was subject to put and call options at fair value that were exercisable during the quarter. On January 2, 2024, the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest for approximately $194 million. In addition, the Company purchased certain profit interests held by certain managers and entered into certain option rights agreements, which replaced the put and call rights discussed above by providing noncontrolling interest holders the right to sell to the Company and the Company the right to purchase their remaining (24%) interest beginning in January 2027.
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. In addition to the cash requirements of any potential future redemption of our noncontrolling interests as discussed above, which we may fund with a combination of cash on hand, borrowings under our line of credit and/or new financing arrangements, we have other anticipated cash requirements outside of our normal operations.
Under the current Media Networks business restructuring plan and ongoing strategic review previously discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", we estimate we will incur additional charges ranging from approximately $30 million to $55 million related to certain contractual content commitments or programming content impairment charges, among other items related to territories exited or to be exited and content to be removed from its services. The net future cash outlay is estimated to range from approximately $145 million to $170 million, which includes contractual commitments on content in territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets. As we continue to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the announced plan to separate the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, we may decide to expand our restructuring plan and exit additional territories or remove certain content off its platform in the future. We may incur additional content impairment and other restructuring charges beyond the estimates above.
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
Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of December 31, 2023 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of December 31, 2023 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility(2)	$375.0	$—	$375.0
Term Loan A(2)	407.1	37.8	369.3
Term Loan B	822.3	12.5	809.8
5.500% Senior Notes	715.0	—	715.0
Film related obligations(3)	1,881.9	1,318.6	563.3
Content related payables(4)	338.2	282.2	56.0
Operating lease obligations	408.3	43.6	364.7
	4,947.8	1,694.7	3,253.1
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(5)	666.6	454.9	211.7
Interest payments(6)	401.8	159.8	242.0
Other contractual obligations	416.3	112.2	304.1
	1,484.7	726.9	757.8
Total future repayment of debt and other commitments under contractual obligations (6)	$6,432.5	$2,421.6	$4,010.9
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
(3)See Note 7 to our unaudited condensed consolidated financial statements for further information on our film related obligations
(4)Content related payables include minimum guarantees and accrued licensed program rights obligations included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.
(5)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition.
(6)Includes cash interest payments on our corporate debt and film related obligations, based on the applicable SOFR interest rates at December 31, 2023, net of payments and receipts from the Company's interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(7)Not included in the amounts above are $409.1 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments. As discussed above, on January 2, 2024, the Company closed on the acquisition of an additional 25% of 3 Arts

Entertainment representing approximately half of the noncontrolling interest for approximately $194 million. See Note 9 to our unaudited condensed consolidated financial statements.

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2023, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2023, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the nine months ended December 31, 2023, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At December 31, 2023, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $1,066.8 million and accumulated deficit of $3,574.6 million were deemed free of restrictions from paying dividends at December 31, 2023.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash increased by $18.5 million for the nine months ended December 31, 2023 and increased by $89.9 million for the nine months ended December 31, 2022, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the nine months ended December 31, 2023 and 2022 were as follows:

	Nine Months Ended
	December 31,
	2023	2022	Net Change
	(Amounts in millions)
Net Cash Flows Provided By (Used In) Operating Activities	$401.4	$(128.0)	$529.4

Cash flows provided by operating activities for the nine months ended December 31, 2023 were $401.4 million compared to cash flows used in operating activities of $128.0 million for the nine months ended December 31, 2022. The increase in cash provided by operating activities is due to greater cash provided by changes in operating assets and liabilities of $572.2 million. The greater cash provided by changes in operating assets and liabilities was driven by lower cash used for investment in film and television programs and program rights, greater proceeds from decreases in accounts receivable, net, and increases in film related obligations and deferred revenue, partially offset by lower increases in participations and residuals and greater decreases in accounts payable and accrued liabilities. The nine months ended December 31, 2022 included proceeds in the prior year's period from the termination of interest rate swaps (see further discussion below for interest rate swap transactions in the prior year's period). In addition, cash flows provided by operating activities for the nine months ended December 31, 2023 included a net benefit of approximately $40.1 million from the monetization of accounts receivables programs, as compared to a net benefit of approximately $77.0 million for the nine months ended December 31, 2022 (see Note 18 to our unaudited condensed consolidated financial statements).
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

Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2023 and 2022 were as follows:

	Nine Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Purchase of eOne, net of cash acquired	$(331.1)	$—
Proceeds from the sale of equity method and other investments	5.2	46.3
Investment in equity method investees and other	(11.3)	(17.5)
Increase in loans receivable	(3.6)	—
Capital expenditures	(24.7)	(36.6)
Net Cash Flows Used In Investing Activities	$(365.5)	$(7.8)
Cash flows used in investing activities of $365.5 million for the nine months ended December 31, 2023 compared to cash flows used in investing activities of $7.8 million for the nine months ended December 31, 2022, primarily due to cash used for the purchase of eOne, net of cash acquired, in the current period and lower proceeds from the sale of equity method and other investments due to the sale of a portion of our ownership interest in STARZPLAY Arabia in the prior year's period, partially offset by lower cash used for capital expenditures and investment in equity method investees and other.
Financing Activities. Cash flows provided by (used in) financing activities for the nine months ended December 31, 2023 and 2022 were as follows:

	Nine Months Ended
	December 31,
	2023	2022
	(Amounts in millions)
Debt - borrowings	$2,270.5	$1,238.0
Debt - repurchases and repayments	(1,987.4)	(1,548.3)
Net proceeds from (repayments and repurchases of) debt	283.1	(310.3)

Film related obligations - borrowings	1,262.6	1,384.0
Film related obligations - repayments	(1,530.3)	(694.8)
Net proceeds from (repayments of) film related obligations	(267.7)	689.2

Other financing activities	(32.8)	(153.2)
Net Cash Flows Provided By (Used In) Financing Activities	$(17.4)	$225.7

Cash flows used in financing activities of $17.4 million for the nine months ended December 31, 2023 compared to cash flows provided by financing activities of $225.7 million for the nine months ended December 31, 2022. Cash flows used in financing activities for the nine months ended December 31, 2023 primarily reflects net film related obligations repayments of $267.7 million due to net repayments under production loans and the Production Tax Credit Facility of $188.1 million and net repayments under the Backlog Facility, IP Credit Facility and other of $79.6 million, and cash used for other financing activities of $32.8 million representing primarily tax withholding required on equity awards of $31.0 million. These uses of cash were partially offset by net proceeds from debt of $283.1 million in the nine months ended December 31, 2023, which included net borrowings under our revolving credit facility of $375.0 million to fund the purchase of eOne, which were offset by cash paid of $61.4 million for the repurchase of $85.0 million principal amount of the 5.500% Senior Notes, and required repayments on our term loans.
Cash flows provided by financing activities of $225.7 million for the nine months ended December 31, 2022 primarily reflects net film related obligations borrowings of $689.2 million due to net borrowings under production loans and the Production Tax Credit Facility of $430.2 million and increased net borrowings under the Backlog Facility, IP Credit Facility and other of $259.0 million, offset by net debt repayments of $310.3 million. Net debt repayments and repurchases of $310.3 million in the nine months ended December 31, 2022 included the below transactions, along with required repayments on our term loans:
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

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $2.0 billion at December 31, 2023 (March 31, 2023 - $1.9 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.6 billion at December 31, 2023 (March 31, 2023 - $1.5 billion).

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

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to SOFR plus 0.10% plus 1.75% margin. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to SOFR plus 0.10% plus 2.25% margin.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable SOFR in effect as of December 31, 2023, each quarter point change in interest rates would result in a $1.9 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, programming notes, Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.3 million in additional costs capitalized to the respective film or television asset for production loans and programming notes (based on the outstanding principal amount of such loans), and a $1.4 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $250.0 million and $175.0 million, respectively).
At December 31, 2023, our 5.500% Senior Notes had an outstanding carrying value of $695.8 million, and an estimated fair value of $536.2 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $22.4 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $23.6 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2023:

	Three Months Ending March 31,	Year Ending March 31,						Fair Value
	2024	2025	2026	2027	2028	Thereafter	Total	December 31, 2023
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)(2)	$—	$—	$—	$375.0	$—	$—	$375.0	$375.0
Average Interest Rate	—	—	—	7.20%	—	—
Term Loan A(1)(2)	7.8	41.2	44.5	313.6	—	—	407.1	403.0
Average Interest Rate	7.20%	7.20%	7.20%	7.20%	—	—
Term Loan B(1)	3.1	819.2	—	—	—	—	822.3	814.1
Average Interest Rate	7.70%	7.70%	—	—	—	—
Film related obligations(3)	438.0	1,114.5	193.9	26.3	109.2	—	1,881.9	1,881.9
Average Interest Rate	7.44%	6.94%	6.45%	7.78%	6.60%	—
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	715.0	715.0	536.2
Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(4)
Variable to fixed notional amount	—	1,700.0	—	—	—	—	1,700.0	34.2
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
As of December 31, 2023, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
On December 27, 2023, we purchased all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business and, as a result, we have begun integrating the processes, systems and controls relating to eOne into our existing system of internal control over financial reporting in accordance with our integration plans. As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, except for the processes, systems and controls relating to the integration of eOne, there has been no such change during the quarter ended December 31, 2023.

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

If Entertainment One Canada Ltd. loses Canadian status, it could lose licenses, incentives and tax credits.

Through the acquisition of eOne, the Company acquired the economic interests in Entertainment One Canada Ltd., a Canadian corporation (“EOCL”). EOCL is able to benefit from a number of licenses, incentive programs and Canadian government tax credits as a result of it being “Canadian controlled” as defined in the Investment Canada Act. The Company has taken measures to ensure that EOCL’s Canadian status is maintained. There can be no assurance, however, that EOCL will be able to continue to maintain its Canadian status. The loss of EOCL’s Canadian status could harm the Company’s business, including the possible loss of future incentive programs and clawback of funding previously provided to EOCL.

The Company may fail to realize the anticipated benefits of the acquisition of eOne.

The Company may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the eOne acquisition. The Company also may not achieve the anticipated benefits from the eOne acquisition due to a number of factors, including: (a) an inability to integrate or benefit from the acquisition in a profitable manner; (b) unanticipated costs or liabilities associated with the acquisition; (c) the incurrence of acquisition-related costs; (d) the diversion of management’s attention from other business concerns; and (e) the loss of our or the acquired business’ key employees.

Risks Related to the Business Combination

The completion of the Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

On December 22, 2023, we entered into the Business Combination Agreement with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly owned subsidiary of SEAC (“New SEAC”), SEAC MergerCo, a Cayman Islands exempted company and a wholly owned subsidiary of New SEAC (“MergerCo”), 1455941 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and a wholly owned subsidiary of SEAC (“New BC Sub”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly owned subsidiary of us (“Studio HoldCo”), and LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Studio HoldCo (“StudioCo,” and such agreement, the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, among other things and subject to the terms and conditions contained therein, (i) SEAC will merge with and into MergerCo (the “SEAC Merger”) with MergerCo surviving the SEAC Merger as a direct, wholly owned subsidiary of New SEAC, (ii) MergerCo will distribute all of its assets lawfully available for distribution to New SEAC by way of a cash dividend (the “Cash Distribution”), (iii) MergerCo will transfer by way of continuation from the Cayman Islands to British Columbia in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and convert to a British Columbia unlimited liability company in accordance with the applicable provisions of the Business Corporations Act (British Columbia) (the “BC Act”) (the “MergerCo Domestication and Conversion”), (iv) New SEAC will transfer by way of continuation from the Cayman Islands (together with the MergerCo Domestication and Conversion, the “Domestications”) to British Columbia in accordance with the Companies Act and continue as a British Columbia company in accordance with the applicable provisions of the BC Act, (v) MergerCo and New BC Sub will amalgamate (the “MergerCo Amalgamation”) to form one corporate entity (“MergerCo Amalco”), with the attributes and effects set out in a Plan of Arrangement, substantially in the form attached to the Business Combination Agreement filed as Exhibit 2.1 on our Current Report on Form 8-K filed with the SEC on December 26, 2023 (“Plan of Arrangement”), (vi) New SEAC and MergerCo Amalco shall amalgamate (the “SEAC Amalgamation”) to form one corporate entity (“SEAC Amalco”) in accordance with the terms of the Plan of Arrangement, and (vii) StudioCo and SEAC Amalco shall amalgamate to form one corporate entity ( “Pubco”), with the attributes and effects set out in the Plan of Arrangement (the “StudioCo Amalgamation” and, together with the MergerCo Amalgamation and the SEAC Amalgamation, the “Amalgamations,” and the Amalgamations together with the SEAC Merger, the Cash Distribution, and the Domestications, together with the other transactions contemplated by the Business Combination Agreement, the Plan of Arrangement and all other agreements, certificates and instruments entered into in connection therewith, the “Business Combination”).

As a result of the Business Combination, our Studio Business, which consists of our Motion Picture and Television Production segments and our general corporate administrative function, will be held by Pubco, which will be a separate, publicly traded company listed on the Nasdaq Stock Market. It is expected that immediately following the consummation of the Business Combination, we will indirectly own a number of common shares of Pubco equal to approximately 87.2% of the common shares of Pubco then issued and outstanding, while the remaining common shares will be publicly held.
The completion of the Business Combination is subject to a number of conditions. The timing and completion of the Business Combination is not assured and is subject to risks, including the risk that approval of the Business Combination by SEAC Shareholders is not obtained or that there are not sufficient funds in the Trust Account (as defined in the Business Combination Agreement), in each case subject to certain terms specified in the Business Combination Agreement, or that other Closing conditions are not satisfied. If we do not complete the Business Combination, we could be subject to various risks, including:

•the parties may be liable for damages to one another under certain circumstances pursuant to the terms and conditions of the Business Combination Agreement;
•negative reactions from the financial markets, including declines in the price of our common shares due to the fact that current prices may reflect a market assumption that the Business Combination will be completed; and
•the attention of our management will have been diverted to the Business Combination rather than the pursuit of other opportunities.

We may be subject to business uncertainties while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees and third parties may have an adverse effect on us. These uncertainties may impair the ability to retain and motivate key personnel and could cause third parties that deal with us to defer entering into contracts or making other decisions or seek to change existing business relationships.

We may be restricted during the pendency of the Business Combination pursuant to terms of the Business Combination Agreement.

Prior to the consummation of the Business Combination, we are subject to customary interim operating covenants relating to carrying on the Studio Business in the ordinary course of business and are also subject to customary restrictions on actions that may be taken during such period without SEAC’s consent. As a result, we may be unable, during the pendency of the Business Combination, to make certain acquisitions and capital expenditures, borrow money and otherwise pursue other actions, even if such actions would prove beneficial.

We or Pubco may be held liable to the other if the other fails to perform under its agreements, and the performance of such services may negatively affect Pubco’s business and operations.

In connection with the Business Combination, we and Pubco will enter into a tax matters agreement, a shared services/overhead sharing agreement and a separation agreement that will provide for the performance of certain services by each company for the benefit of the other for a period of time after the completion of the Business Combination. If we or Pubco do not satisfactorily perform our obligations under the agreement, one of us may be held liable for any resulting losses suffered by the other, subject to certain limits.

We may not be able to complete a separation of Pubco from the Starz Business of Lionsgate in a timely manner, or at all.

We currently contemplate a separation of the Studio Business, which will be held by Pubco following the consummation of the Business Combination, and the Starz Business, which consists of substantially all of the assets and liabilities constituting our Media Networks segment, into two independent companies. Our ability to effect and complete such a separation is subject to a number of conditions and risks, including general business, economic, market and financial conditions, regulatory or other legal requirements, tax and capital structuring considerations and various other factors, all of which are difficult to predict and may be beyond our control. Therefore, there can be no assurance regarding the anticipated timing or structure of any separation of Pubco from the Starz Business or that the separation can be completed at all.

We may fail to realize the anticipated benefits of the Business Combination.

We may not achieve the anticipated benefits from the Business Combination due to a number of factors, including: (a) unanticipated costs or liabilities associated with the Business Combination; (b) the incurrence of transaction-related costs; (c) the diversion of management’s attention from other business concerns; and (d) the increased complexity and potential expense arising from the Studio Business being operated by Pubco, a separate public company.

We expect to incur significant transaction expenses in connection with the Business Combination.

We expect to incur substantial expenses, and devote significant resources, in connection with the completion of the Business Combination. The management of the combined business may face significant challenges in implementing the separation of the Studio Business into a separate public company, many of which may be beyond the control of management and which may result in increased costs and diversion of management’s time and energy, as well as materially adversely impact the anticipated benefits of the Business Combination and the business, financial condition and results of operations of the Company and Pubco. Factors beyond the parties’ control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Some of these expenses have already been incurred or may be incurred regardless of whether the Business Combination is completed.

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

No common shares were purchased by us during the three months ended December 31, 2023.

Additionally, during the three months ended December 31, 2023, 4,517 Class A voting shares and 36,178 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
10.22*	Lions Gate Entertainment Corp. 2023 Performance Incentive Plan	8-K	10.1	11/29/2023
10.22.1x*	Form of Restricted Share Award Agreement
10.22.2x*	Form of Nonqualified Stock Option Agreement
10.22.3x*	Form of Share Appreciation Rights Agreement
2.1+	Business Combination Agreement, dated as of December 22, 2023, by and among Lions Gate Entertainment Corp., Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, LG Sirius Holdings ULC and LG Orion Holdings ULC	8-K	2.1	12/26/2023
10.24	Sponsor Support Agreement	8-K	10.1	12/26/2023
10.25	Form of Subscription Agreement	8-K	10.2	12/26/2023
10.26	Form of Warrantholder Support Agreement	8-K	10.3	12/26/2023
10.27	Form of Lock-Up Agreement	8-K	10.4	12/26/2023
10.28	Form of Sponsor Option Agreement	8-K	10.5	12/26/2023
10.29	Form of Amended and Restated Registration Rights Agreement	8-K	10.6	12/26/2023
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
xx
Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 8, 2024		Title:	Duly Authorized Officer and Chief Financial Officer