Form 10-K
period 2024-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2024-05-30
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,465,466,184, based on the closing sale price of such shares as reported on the New York Stock Exchange.
As of May 24, 2024, 83,567,087 shares of the registrant’s no par value Class A voting common shares were outstanding, and 152,241,163 shares of the registrant's no par value Class B non-voting common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “ 2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year to which this report relates. Portions of the Registrant's Annual Report on Form 10-K for Fiscal 2023, filed with the SEC on May 25, 2023, are incorporated by reference into Part II of this Annual Report on Form 10-K.

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

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the benefits of the business combination consummated on May 13, 2024; the outcome of any legal, regulatory or governmental proceedings that may be instituted against the Company or any investigation or inquiry in connection with the business combination; unexpected costs related to the business combination; changes in our business strategy, plans for growth or restructuring; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on the Company’s business; weakness in the global economy and financial markets, including a recession and bank failures; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors herein.

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
•Changes in our business strategy including consummation of the separation of the Studio Business and the STARZ Business of Lionsgate, plans for growth or restructuring may increase our costs or otherwise affect our profitability.
•Our revenues and results of operations may fluctuate significantly.
•Our content licensing arrangements, primarily those relating to the distribution of films in foreign territories, may include minimum guarantee arrangements which, absent such arrangements, could adversely affect our results of operations.
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
•Our business depends on the appeal and availability of desired programming.
•Our network’s success depends upon the availability of quality programming in a highly competitive marketplace, and we may be unable to secure or maintain such programming.
•We depend on distributors that carry our STARZ programming, and no assurance can be given that we will be able to maintain and renew these affiliation agreements on as favorable terms or at all.
•We depend in part on our distributors to market and present our services, the lack of which may result in reduced customer demand.
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
•Our business involves risks of claims for content of material, which could adversely affect our business, financial condition and results of operations.
•We are subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.
•If Entertainment One Canada Ltd. loses Canadian status, it could lose licenses, incentives and tax credits. We may fail to realize the anticipated benefits of the acquisition of eOne.
•Our success depends on attracting and retaining key personnel and artistic talent.
•Global economic turmoil and economic instability could adversely affect our business.
•We could be adversely affected by labor disputes, strikes or other union job actions.
•Business interruptions from circumstances or events out of our control could adversely affect our operations.
•Our business is dependent on the maintenance and protection of our intellectual property and pursuing and defending against intellectual property claims may have a material adverse effect on our business.
•We are, and may in the future become, subject to litigation and other legal proceedings, which could negatively impact our business, financial condition and results of operations.
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
•Service disruptions or failures of the Company’s or our third-party service providers’ information systems, data and networks may disrupt our businesses, damage our reputation, expose us to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on our results of operations including but not limited to loss of revenue or profit, loss of customers or sales and other adverse consequences.

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
•The terms of the Senior Credit Facilities and the indenture that governs the New Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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

PART I
ITEM 1. BUSINESS.

Overview

Lionsgate (NYSE: LGF.A, LGF.B) encompasses world-class motion picture and television studio operations aligned with the STARZ premium global subscription platform designed to bring a unique and varied portfolio of entertainment to consumers around the world. Our film, television, subscription and location-based entertainment businesses are backed by a more than 20,000-title library and a valuable collection of iconic film and television franchises.

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

On May 13, 2024, we consummated the business combination which resulted in the launch of Lionsgate Studios. As of May 14, 2024, the common shares of our Studio Business trades on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “LION.” See Business Combination below for additional information.

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

Segment Revenue

For the year ended March 31, 2024, contributions to the Company’s consolidated revenues from its reporting segments included Motion Picture 41.2%, Television Production 33.1% and Media Networks 39.2%, and intersegment revenue eliminations represented (13.6)% of consolidated revenues.

Within the Motion Picture segment, revenues were generated from the following:
•Theatrical, 13.7%;
•Home Entertainment, 44.4%;
•Television, 16.6%;
•International, 23.6%; and
•Motion Picture-Other, 1.7%.

Within the Television Production segment, revenues were generated from the following:
•Television, 59.3%;
•International, 17.2%;
•Home Entertainment, 18.2%; and
•Television Production-Other, 5.3%.

Within the Media Networks segment, revenues were generated from the following:
•Starz Networks, 86.6%;
•LIONSGATE+, 13.4%

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

STUDIO BUSINESS: MOTION PICTURE

Motion Picture - Theatrical

Production and Acquisition

We take a disciplined approach to theatrical production, with the goal of producing content that can be distributed through various domestic and international platforms. In doing so, we may mitigate the financial risk associated with production by:

•Negotiating co-financing development and co-production agreements which may provide for cost-sharing with one or more third-parties;
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

Distribution

The economic life of a motion picture may consist of its exploitation in theaters, on packaged media and on various digital and television platforms in territories around the world. We generally distribute motion pictures directly to movie theaters in the U.S. whereby the exhibitor retains a portion of the gross box office receipts and the balance is remitted to the distributor. Concurrent with their release in the U.S., films are generally released in Canada and in one or more foreign countries. We construct release schedules taking into account moviegoer attendance patterns and competition from other studios' scheduled theatrical releases. After initial theatrical release, distributors seek to maximize revenues by releasing films in sequential release date windows, which may be exclusive against other non-theatrical distribution platforms. In certain circumstances, our distribution strategy has and may continue to change, and certain films intended for theatrical release may be licensed to other platforms.

Producing, marketing and distributing films can involve significant risks and costs, and can cause our financial results to vary depending on the timing of a film’s release. For instance, marketing costs are generally incurred before and throughout the theatrical release of a film and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window. Further, we may revise the release date of a film as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the films scheduled for release will be completed and/or in accordance with the anticipated schedule or budget, or that the film will ever be released.

Theatrical Releases

For the fiscal year ended March 31, 2024, we released twenty-six (26) films theatrically in the U.S. across our labels (including our partnership with Roadside Attractions). Such titles and their release patterns included the following:

Fiscal 2024
Theatrical Releases
Title	Theatrical Release Date	Release Pattern	Label
Are You There God? It’s Me, Margaret	April 28, 2023	Theatrical and Accelerated Home Entertainment	Lionsgate
Sisu	April 28, 2023	Theatrical and Premium Video-on-Demand	Lionsgate

About My Father	May 26, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
The Blackening	June 16, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
Joy Ride	July 7, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
Expend4bles	September 22, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
Saw X	September 29, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
The Hunger Games: The Ballad of Songbirds & Snakes	November 17, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
Silent Night	December 1, 2023	Theatrical and Premium Video-on-Demand	Lionsgate
Ordinary Angels	February 23, 2024	Theatrical and Premium Video-on-Demand	Lionsgate
Imaginary	March 8, 2024	Theatrical and Premium Video-on-Demand	Lionsgate
Arthur the King	March 15, 2024	Theatrical and Premium Video-on-Demand	Lionsgate

Fiscal 2024
Theatrical Releases
Title	Theatrical Release Date	Release Pattern	Label
Somewhere in Queens	April 21, 2023	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Fool's Paradise	May 15, 2023	Theatrical and Premium Video-on-Demand	Roadside Attractions
The Last Rider	June 23, 2023	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Black Ice	July 14, 2023	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Dreamin' Wild	August 4, 2023	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Retribution	August 25, 2023	Theatrical and Premium Video-on-Demand	Roadside Attractions
Camp Hideout	September 15, 2023	Theatrical and Accelerated Home Entertainment	Roadside Attractions
The Marsh King's Daughter	November 3, 2023	Theatrical and Premium Video-on-Demand	Roadside Attractions
Beyond Utopia	November 3, 2023	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Scrambled	February 2, 2024	Theatrical and Accelerated Home Entertainment	Roadside Attractions
The Monk and the Gun	February 9, 2024	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Bring Him to Me	February 23, 2024	Multi-platform Theatrical and Home Entertainment	Roadside Attractions
Accidental Texan	March 8, 2024	Theatrical and Accelerated Home Entertainment	Roadside Attractions
Asphalt City	March 29, 2024	Theatrical and Accelerated Home Entertainment	Roadside Attractions

We continue to evaluate release strategies of our films by releasing solely and/or earlier on streaming platforms, initially releasing on premium video-on-demand, premium electronic sell-through, or by licensing directly to streaming platforms. In doing so, we capitalize on increased optionality in distribution and maintain a platform agnostic approach to distribution to take full advantage of new windowing opportunities and alternative distribution strategies (while also continuing to work closely with our theatrical exhibition partners).

Nominations and Awards

Lionsgate and affiliated companies (including its wholly-owned subsidiaries, Artisan Pictures, Mandate Pictures and Summit Entertainment, and Roadside Attractions, of which Lionsgate owns a 43% equity interest) have distributed films that have earned numerous Academy Award®, Golden Globe Awards®, Producers Guild Awards®, Screen Actors Guild Awards®, Directors Guild Awards®, BAFTA Awards and Independent Spirit Awards nominations and wins.

Motion Picture - Home Entertainment

Our U.S. home entertainment distribution operation exploits our extensive film and television content library of more than 20,000 motion picture titles and television episodes and programs, consisting of titles from, among others, Lionsgate, our subsidiaries, affiliates and joint ventures (such as Anchor Bay Entertainment, Artisan Entertainment, eOne, Grindstone Entertainment Group, Roadside Attractions, STARZ, Summit Entertainment, Trimark and Vestron), as well as titles from third parties such as A24, A&E, AMC, Entertainment Studios, Gravitas, Saban Entertainment, StudioCanal, STX Entertainment, Tyler Perry Studios Visiona Romantica and Zoetrope. Home entertainment revenue consists of packaged media and digital revenue.

Packaged Media

Packaged media distribution involves the marketing, promotion and/or sale of DVDs/Blu-ray/4K Ultra HD discs to wholesalers and retailers in the U.S. and Canada. Fulfillment of physical distribution services are substantially licensed to Sony Pictures Home Entertainment. We distribute or sell content directly to retailers such as Wal-Mart, Target, Amazon and others who buy large volumes of our discs to sell directly to consumers.

Digital Media

We consider alternative distribution strategies for our films and releases several titles solely and/ or in an accelerated post-theatrical window on various digital platforms (including multi-platform distribution). We directly distribute this and other content (including certain titles not distributed theatrically or on physical media) across a wide range of global distribution platforms and networks on an on-demand basis (whereby the viewer controls the timing of playback) through dozens of transactional (transactional video-on-demand and electronic-sell-through), subscription, ad-supported and free video-on-demand platforms. We also directly distribute content on a linear distribution basis (i.e., whereby the programmer controls the timing of playback) through various linear pay, basic cable, and free, over-the-air television platforms worldwide. Transactional video-on-demand services to which we license our content include, among others, Prime Video, Apple TV, Fandango at Home, YouTube, Google TV, Comcast Xfinity and Microsoft Movies & TV; SVOD services to which we license our content include, among others, Netflix, Hulu, Amazon’s Prime Video, Peacock, Paramount+ and Max; ad-supported video-on-demand services to which we license our content include, among others, The Roku Channel, Tubi TV, YouTube, Samsung and Pluto; and linear networks to which we distribute our content include, among others, pay television networks such as STARZ, EPIX, HBO and Showtime, and basic cable network groups such as NBCUniversal Cable Entertainment, Paramount Global Domestic Media Networks, Disney Media & Entertainment Distribution Networks, Warner Media Entertainment Networks and AMC Networks, as well as Bounce, Telemundo and UniMás. Additionally, we own and operate a suite of 13 multi-content and single series FAST channels carried by various platforms including, among others, Samsung, The Roku Channel and Pluto.

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

Motion Picture - International

Our international sales operations are headquartered at our offices in London, England. The primary components of our international business are, on a territory-by-territory basis through third parties or directly through our international divisions:

•The licensing of rights in all media of our in-house feature film product and third-party acquisitions on an output basis;
•The licensing of rights in all media of our in-house product and third-party acquisitions on a sales basis for non-output territories;
•The licensing of third-party feature films on an agency basis; and
•Direct distribution of theatrical and/or ancillary rights licensing.

We license rights in all media on a territory-by-territory basis (other than the territories where we self-distribute) of (i) our in-house feature film product, and (ii) films produced by third parties such as Ace Entertainment, Buzzfeed, Fifth Season, Asbury Park Pictures and Endurance Media. Films licensed and/or released by us internationally in fiscal 2024, included such in-house productions as The Hunger Games: The Ballad of Songbirds & Snakes, Are You There God? It’s Me Margaret, About My Father, Joy Ride, Saw X, Highlander, Now You See Me 3, Michael, Imaginary, Never Let Go (f/k/a Motherland) and Miller’s Girl, as well as films produced by third parties such as Flight Risk, Anniversary, Ordinary Angels, Unsung Hero, The Blackening, The Strangers Trilogy, One Ranger, Float, Puppy Love, Love in Taipei and Love at First Sight. Third-party films for which we were engaged as exclusive sales agent and/or released by us internationally in fiscal 2024 included Bone Yard and The Fabulous Four.

Through our territory-by-territory sales and an output arrangement in France (for all rights for all media, including home entertainment and television rights), we generally cover a substantial portion of the production budget or acquisition cost of new theatrical releases which we license and distribute internationally. We also distribute theatrical titles in Latin America through International Distribution Company, and theatrical rights in Canada through Cineplex Pictures.

We also self-distribute motion pictures in the United Kingdom and Ireland through our subsidiary, Lions Gate International (UK) Limited (“Lionsgate UK”). For the fiscal year ended March 31, 2024, Lionsgate UK released the following theatrical titles:

Fiscal 2024
Lionsgate UK
Title	Release Date
Are You There God? It’s Me, Margaret	May 19, 2023
Joy Ride	August 4, 2023
Cobweb	September 1, 2023
Expend4bles	September 22, 2023
Saw X	September 29, 2023
The Miracle Club	October 13, 2023
Anatomy of a Fall	November 10, 2023
The Hunger Games: The Ballad of Songbirds & Snakes	November 17, 2023
The Iron Claw	February 9, 2024
Imaginary	March 8, 2024

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
•Offer STARZ in the region and across emerging Asian markets, through our direct-to-consumer product and in collaboration with telco and broadband partners, Amazon and Apple TV; and
•Explore investment opportunities throughout the South Asian and South East Asian media market.

Motion Picture - Other

Global Products and Experiences

Our Global Products and Experiences division drives incremental revenue and builds consumer engagement across our entire portfolio of properties via live shows and experiences, location-based entertainment destinations, games, physical and digital merchandise, and select strategic partnerships and investments.

Within the division, our Global Live Entertainment business focuses on licensing, developing, and producing live stage shows, concerts, and live immersive experiences and events based on our theatrical and television content. We have announced multiple live entertainment projects, including Wonder, Nashville and La La Land for Broadway, The Hunger Games for London, as well as a live dance show inspired by our Step-Up film franchise. Live to film concerts currently touring globally include La La Land, Dirty Dancing and Twilight.

Our Interactive Entertainment business focuses on growing a slate that includes games across PC/console, mobile, virtual reality and more, both through stand-alone games based solely on our content and the integration of our properties with marquee games such as Call of Duty, Dead By Daylight, Roblox, and Fortnite, as well as Web3 projects, including the SANDBOX.

Our Location Based Entertainment business licenses and produces our Lionsgate, theatrical, and television brands for theme parks, destinations, and stand-alone attractions and experiences. Attractions based on The Hunger Games, John Wick, Now You See Me, SAW and other of our intellectual property can be found at theme parks and destinations in the United States, United Kingdom, and the Middle East, including the John Wick Experience opening in Las Vegas later in 2024. We have also partnered with Six Flags to open SAW themed haunted houses across multiple Six Flags theme parks during the Halloween season.

Our Consumer Products business licenses and develops products around our leading film and television properties, including John Wick, The Hunger Games, Twilight, Dirty Dancing, Saw and Ghosts. Our merchandise is available in the

Lionsgate Shop, our official e-commerce shop, and at many well- known retail outlets such as Hot Topic, Walmart and Target. We are developing new offerings across a broad range of categories with best-in-class licensees, including LEGO, American Classics, Ripple Junction, Goodie Two-Sleeves, Hot Toys, Funko and more.

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

Similar to our film production practices, we leverage tax credits, subsidies, and other incentive programs to optimize our returns and maintain financially prudent production models for television content.

Television Production - Television

Lionsgate Television

We currently produce, syndicate and distribute 100 television shows on more than 50 networks. For the fiscal year ended March 31, 2024, scripted and unscripted programming produced, co-produced or distributed by us and our affiliated entities (not including executive produced series by 3 Arts Entertainment, of which we own a majority interest), as well as programming syndicated by our wholly-owned subsidiary, Debmar-Mercury, included the following:

Fiscal 2024 Scripted – Lionsgate
Title	Network
Acapulco	Apple
Black Mafia Family	Starz
The Continental	Peacock / Amazon
Extended Family	NBC
Ghosts	CBS
Julia	Max
Manhunt: Lincoln	Apple
Mere Mortals	Apple
Power Book II: Ghost	Starz
Power Book III: Raising Kanan	Starz

Serpent Queen	Starz
The Venery of Samantha Bird	Starz

Fiscal 2024 Scripted – eOne
Title	Network
A Gentleman in Moscow	Paramount+
Moonshine	CBC
The Rookie	ABC
The Rookie: Feds	ABC
The Spencer Sisters	CTV
Yellowjackets	Showtime

Fiscal 2024 Unscripted – Lionsgate Alternative Television*
Title	Network
About Face	TLC
Adam Richman Eats Britain	Food Network
All Creatures Great and Small Meets The Yorkshire Vet	Channel 5
Animal Care Club	Channel 5
At Home with the Greens	Channel 5
Bail Jumpers	Investigation Discovery
Behind the Music	Paramount+
Bob Menendez Documentary	Fox Nation
Brat Loves Judy	WEtv
Brat Loves Judy: The Baby Special	WEtv
Britain's Islands: Isle of Wight	Channel 5
Buried in the Backyard	Oxygen
Celebrity Ex On The Beach	MTV
Cruising with Susan Calman	Channel 5
Derbez Family Vacation	Vix
Disappeared	Investigation Discovery
Disappeared - Bradley Sisters Podcast	Investigation Discovery
Disappeared Special - Bradley Sisters	Investigation Discovery
Fletcher's Family Farm	ITV
Fletcher's Family Farm at Christmas	ITV
Good Cop, Bad Cop	Investigation Discovery
Harvest on the Farm	Channel 5
Hoffman Family Gold	Discovery
How to Not Get Rid of a Body	Investigation Discovery
Icons that Changed America	History
Krishnas: Gurus. Karma. Murder.	Peacock
Ladies First	Netflix
Lincoln Log Masters	Roku
Lost U-Boats of WWII	History
Married to the Game	Amazon
My Big Fat Fab Life	TLC

Naked and Afraid	Discovery
Naked and Afraid XL	Discovery
Naked and Afraid: Castaways	Discovery
Naked and Afraid: Last One Standing	Discovery
Power Slap: Road to the Title	Rumble
Royal Rules of Ohio	Freeform
Secrets of the Christmas Factory	Channel 5
Seduced to Slay	Investigation Discovery
Selling Sunset	Netflix
Selling the OC	Netflix
Shetland: The Viking Isles	Channel 5
Steve Austin	A&E
Street Outlaws Australia	Discovery
Street Outlaws Mega Cash Days	Discovery
Street Outlaws New Orleans	Discovery
Susan Calman: Tales of the City	Channel 5
The Barnes Bunch	WETV
The Canary Islands with Jane McDonald	Channel 5
The Impact: Atlanta	BET
The Impact: NYC	VH1
The Love Experiment	MTV
The Murder Tapes	Investigation Discovery
The Ultimate Fighter	ESPN+
The Yorkshire Vet	Channel 5
Toya & Reginae	WE tv
Where is Wendy Williams?	Lifetime
Wicked Tuna	National Geographic
Zombie House Flippers	Discovery

Fiscal 2024 Syndication – Debmar-Mercury
Title
Family Feud
People Puzzler
Sherri Shepherd

* Lionsgate Alternative Television includes programming produced by Pilgrim Media Group (of which we own a majority interest), as well as by our wholly-owned subsidiaries, eOne’s U.S. and U.K. non-scripted group, Blackfin, Renegade and Daisybeck Studios (acquired in December 2023).

Starz Original Programming

For information regarding production of Starz original programming, see Media Networks - Starz Networks - Starz Original Programming.

Television Production- International

We license, sale and distribute original Lionsgate television series (including Lionsgate UK television programming), Starz original programming, third party television programming and format acquisitions to international markets via packaged media and various digital platforms. For the fiscal year ended March 31, 2024, Lionsgate UK television programming that was acquired, began production, was produced or was broadcast, included the following:

Fiscal 2024
Television - Lionsgate UK
Title	Network	Partner(s)
Northern Lights	TG4	Deadpan Pictures
Son of Critch 3	CBC & CW	Project 10
Borderline	ZDF & Roku	Further South Productions and ShinAwil
The Burnings Girls	Paramount+ and Roku	Buccaneer Media
The Final Score	Netflix	Dynamo
Dark City: The Cleaner	Sky NZ	Endevour Ventures
Prosper	Stan	Lingo Pictures
Population 11	Stan	Jungle Entertainment
Pistol	FX/Hulu and Disney+	Wiip
Endangered	M-Net	MOTD Entertainment

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

Our flagship premium service STARZ had 21.8 million subscribers as of March 31, 2024 (total North America not including subscribers who receive programming free as part of a promotional offer). STARZ offers premium original series and recently released library movies without advertisements. Our other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and classic television series also without advertisements. Our services include a stand-alone, direct-to-consumer app, 17 linear networks, and on-demand and online viewing platforms. Our app and online viewing platforms offer thousands of monthly movies and series episodes from studio partners, including first-run content, along with a growing line-up of successful original programming. Our services are offered directly to consumers via the STARZ app and via our website at www.starz.com as well as through our retail partners (such as Apple and Google) for a recurring fee, or by our distributors to their subscribers either at a recurring price as part of a programming tier, package or bundle with other products or services, or on an a la carte basis.

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
- STARZ ON DEMAND: offers over a thousand monthly selections, with hundreds of movies and series episodes

---

STARZENCORE

STARZENCORE CLASSIC
STARZENCORE SUSPENSE
STARZENCORE ACTION
STARZENCORE BLACK
STARZENCORE ESPAÑOL
STARZENCORE FAMILY
STARZENCORE WESTERNS
STARZENCORE ON DEMAND

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

We are focused on developing and distributing authentic and engaging original programming that resonates with audiences that have been traditionally underrepresented in the premium television space.

Across our digital platforms, the STARZ app provides an alternative for subscribers looking for a competitively priced option. Subscribers have access to a vast library of quality content and a top-rated user experience, along with the ability to download and watch STARZ original series, blockbuster theatricals and favorite classic TV series and movies.

We believe this strategy, combined with a proven management team, will ensure Starz Networks’ services remain a “must have” for subscribers and a meaningful profit center for our distributors.

Affiliation Agreements

Our services are distributed pursuant to affiliation agreements with our distributors. We earn revenue under these agreements either (i) based on amounts or rates tied to the total number of subscribers who receive our services or (ii) based on amounts or rates which are not tied solely to the total number of subscribers who receive our services. Our affiliation agreements expire at various dates through 2027.

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

In fiscal 2024, STARZ premiered a strong lineup of original programming for women and underrepresented audiences including the highly-anticipated return of the time travel, fantasy series “Outlander” (Season 7), a new season of the gripping crime drama “BMF” (Season 3) and installments of the juggernaut “Power” cinematic universe, “Power Book III: Raising Kanan” (Season 3) and “Power Book IV: Force” (Season 2), among several other series and season premieres. These original programming premieres, coupled with an increased volume of theatrical output titles drove subscription and engagement with key cohorts.

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

Under these agreements, Starz has valuable exclusive rights to air these new movies on linear television services, on-demand or online during specific windows. Generally, except on a transactional on-demand or pay-per-view basis, no other linear service, online streaming or other video service may air or stream these recent releases during Starz’s windows.

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

A summary of significant output and library programming agreements (including a library agreement with Lionsgate) are as follows:

Significant output programming agreements	Significant library programming agreements
Studio	Studio
Lionsgate	Lionsgate
Universal	Universal
Sony	Sony
Twentieth Century Fox
Warner Bros.

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

Transmission

We currently uplink our programming for our linear services to non-pre-emptible, protected transponders on two satellites positioned in geo-synchronous orbit. These satellites feed our signals to various swaths of the Americas. We lease these transponders under multi-year agreements. We currently transmit to these satellites from our primary uplink facilities, which are provided by a third-party vendor. We have made arrangements at a vendor’s facility to uplink our linear channels to these satellites in the event we are unable to do so from our primary uplink facilities.

Regulatory Matters

In the U.S., the Federal Communications Commission (the “FCC”) regulates several aspects of our and our distribution ecosystem’s operations and programming. This includes FCC oversight in connection with communications satellites and related uplink/downlink equipment and transmissions, content-specific requirements such as closed captioning, loudness of commercials, and program access requirements in connection with certain distributors and programmer services with shared attributable interests.

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

Media Networks - International

Starz is available outside the U.S. through STARZ in Canada; LIONSGATE PLAY in India; and through our STARZPLAY Arabia joint venture in the Middle East and North Africa.

Beginning in fiscal 2023, during the second quarter ended September 30, 2022, due to adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Company’s profitability, we made the strategic decision to wind down our international LIONSGATE+ branded service. We expect the wind down to be completed during the first quarter of fiscal 2025.

Business Combination

On May 13, 2024, SEAC II Corp., a Cayman Islands exempted company (“New SEAC”), consummated a business combination among New SEAC, Screaming Eagle Acquisition Corp., a Cayman Islands exempted company and then parent of New SEAC (“SEAC”), and LG Orion Holdings ULC, a British Columbia unlimited liability company (“StudioCo”) and a wholly-owned subsidiary of the Company, pursuant to a Business Combination Agreement, dated as of December 22, 2023, by and among New SEAC, SEAC, the Company, LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of the Company (“Studio HoldCo”), StudioCo, SEAC MergerCo, a Cayman Islands exempted company and a wholly-owned subsidiary of New SEAC (“MergerCo”), and 1455941 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and a wholly-owned subsidiary of SEAC (“New BC Sub”). In connection with the closing of the business combination, SEAC II Corp. changed its name to “Lionsgate Studios Corp.” (referred to as “Lionsgate Studios”). Lionsgate Studios has continued the existing business operations of StudioCo, which consists of the Studio Business of Lionsgate. Lionsgate Studios became a separate publicly traded company and its common shares commenced trading on Nasdaq under the symbol “LION” on May 14, 2024. The "Studio Business" consists of the businesses of Lionsgate's Motion Picture and Television Production segments, together with substantially all of Lionsgate's corporate general and administrative functions and costs.

In connection with the business combination, the Company and StudioCo entered into a separation agreement pursuant to which (i) the assets and liabilities of the Company’s Studio Business (including certain subsidiaries of the Company engaged in the Studio Business) were separated from the assets and liabilities of the Company’s Starz Business (meaning substantially all of the assets and liabilities constituting the Media Networks segment, and including certain subsidiaries of the Company engaged in the Company’s Starz Business) and transferred to StudioCo such that StudioCo holds, directly or indirectly, all of the assets and liabilities of the Studio Business, and (ii) all of the Company’s equity interests in StudioCo were transferred to Studio HoldCo.

As a result, approximately 87.2% of the total shares of Lionsgate Studios continue to be held by the Company, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.8% of Lionsgate Studios. In addition to establishing Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $350.0 million of gross proceeds to the Company, including $274.3 million in PIPE financing. Of the total gross proceeds, approximately $330.0 million was received at or shortly after the closing of the Business Combination, with the remaining $20.0 million expected to be received shortly.

The Business Combination will be accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Screaming Eagle will be treated as the acquired company and the Studio Business will be treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of New SEAC will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of Screaming Eagle, accompanied by a recapitalization. The net assets of Screaming Eagle will be stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of the Studio Business. The Studio Business will continue to be a consolidated subsidiary of the Company.

JOINT VENTURES, PARTNERSHIPS AND OWNERSHIP INTERESTS

    Our joint ventures, partnerships and ownership interests support our strategy of being a multiplatform global industry leader in entertainment. We actively assess our portfolio of properties, libraries, and assets to ensure they continue to enhance our competitive position in the industry, offer potential for significant long-term returns, optimize the use of our capital, and are aligned with our goals. When appropriate, we discuss potential strategic transactions with third parties for purchase of our properties, libraries or other assets or businesses that factor into these evaluations. As a result, we may, from time to time, determine to sell individual properties, libraries or other assets or businesses or enter into additional joint ventures, strategic transactions and similar arrangements for individual properties, libraries or other assets or businesses. For specific details regarding our equity method investees and redeemable noncontrolling interests, please refer to Note 5 and Note 11 in our Audited Consolidated Financial Statements.

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

The prevalence of motion picture and television piracy is widespread across various regions globally, notably in South America, Asia, and specific Eastern European countries. This is exacerbated by technological advancements and the digital transformation of content, facilitating the unauthorized creation, distribution, and sharing of high-quality copies through physical media and digital platforms. The proliferation of these unauthorized copies has had and will likely continue to have an adverse effect on our business, because these products may reduce the revenue we receive from our products. Our ability to safeguard and enforce our intellectual property rights is subject to inherent risks, and we occasionally face disputes concerning rights and obligations related to intellectual property. We cannot guarantee success in all intellectual property disputes that may arise.

Competitive Conditions

Our businesses operate in highly competitive markets. We compete with companies within the entertainment and media business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and various cultural activities. We compete with the major studios, numerous independent film and television production companies, television networks, pay television services and digital media platforms for the acquisition of literary, film and television properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing, all of which are essential to the success of our businesses. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. Similarly, our television product faces significant competition from independent distributors as well as major studios. Moreover, our networks compete with other programming networks for viewing and subscribership among each distributor’s customer base, as well as for carriage by such distributors. As a result, the success of any of our motion picture, television or media networks business is dependent not only on the quality and acceptance of a particular film or program, but also on the quality and acceptance of other competing content released into the marketplace at or near the same time as well as on the ability to license and produce content for the networks that is adequate in quantity and quality and will generate satisfactory subscriber levels.

Human Capital Management

Employees

As of May 24, 2024, we had approximately 1,717 full-time employees in our worldwide operations. We also utilize many consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of our motion pictures and television programming.

Diversity, Equity and Inclusion

We are committed to embracing diversity, fostering an inclusive culture, and advancing the representation of women and historically marginalized groups within our workforce. Our Chief Diversity Officer collaborates closely with our leadership team across all sectors of our organization to drive meaningful change in recruitment, hiring practices, promotions, policies, and overall corporate culture. Together, we strive to address issues of inequality and workforce disparity on a company-wide scale.

We maintain the following recruitment and hiring initiatives:

•Internship Programs designed to increase inclusion across the entertainment industry. All internship positions are posted publicly for equal access/opportunity and are filled on a rolling basis.
•Targeted Recruitment efforts involving partnerships with diverse organizations, engagement with college campus diversity groups representing underrepresented demographics, and collaboration with historically black colleges to attract new employees and interns.
•Hiring Practices ensuring that we attract top-tier talent through fair and accessible methods. Key elements of this approach include bias free job descriptions, inclusive hiring training, external diversity partners, diverse candidate slates, and diverse, cross-functional interview panels. The core principle of our hiring process is to seek out the strongest candidate for every role, while also emphasizing diversity, equal access to roles, objective and unbiased hiring and a rigorous, competitive, and consistent hiring process.
•Supplier Diversity and Inclusion Program actively fostering relationships with diverse businesses and continually striving to increase spend with diverse suppliers, while prioritizing more competitive pricing, quality, service, innovation and creativity in procurement of services. Qualifying suppliers must be at least 51% owned, operated and controlled by member(s) from one of the following enterprises or other businesses recognized by the Small Business Administration: minority-owned business enterprise (Hispanic, African-American, Asian, Native America); women-owned business enterprise; Veteran-owned business enterprise; Lesbian, Gay, Bisexual and Transgender business enterprise; and disability-owned business enterprise. We believe that this initiative increases the breadth of our vendor pool, while creating greater economic opportunity for diverse suppliers. Where applicable, our Code of Business Conduct and Ethics, governs conduct with, and applies to, our suppliers, vendors, contractors and agents.

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
•Lionsgate Multicultural Employee Resource Group advocates for a more inclusive workplace and entertainment landscape through programs that educate, activate and celebrate multicultural diversity and its global impact; consists of resource groups for the Asian American Pacific Islander community, the Black community and the Latine community.
•Lionsgate Parents Group aims to bring together parents, expecting parents, caregivers, and allies to ensure our community fosters an environment that supports all families.
•Lionsgate Pride supports, develops and inspires future LGBTQIA+ leaders within the Company and the industry.
•Lionsgate Vets creates a community of veterans and their supporters working together to enhance veteran presence and engage the industry from the unique perspective of a military background.
•Lionsgate Women’s Empowerment Group creates a community that improves the prominence of female leaders and empowers women at all levels within the Company and the industry. The group amplifies opportunities for women and strengthens their ability to succeed in their roles and workforce by providing relevant resources, tools, and programming while developing leadership skills through mentorship, networking, and professional development.

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

Other Employee Benefits and Programs

We offer a comprehensive benefits package which includes health, dental and vision insurance, family forming benefits, mental health support, resources for caregiving (children and adult family), online fitness and meditation classes, and new parent coaching. We offer programs to develop and enrich the employee experience with offerings such as tuition reimbursement, leadership development programs, mentorship, and additional programs to help support specific populations (e.g., minorities, women and LGBTQ). We conduct annual employee training on anti-harassment, information technology security, the Foreign Corrupt Practices Act, as well as manager, diversity, equity and inclusion trainings. We also provide training and development to all employees, focusing on career development, professional development and industry knowledge.

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

Management Succession Planning

The Nominating and Corporate Governance Committee of the Board of Directors, with the assistance of an independent outside consultant, has established short-term and long-term management succession plans, which it reviews and updates periodically. The plans identify critical positions and potential replacements for the Company’s senior executives (including the Chief Executive Officer and the Vice Chair), should one of these critical positions become vacant. The plans are designed to anticipate both expected successions, such as those arising from anticipated retirements, as well as unexpected transitions (i.e., “black swan events”), such as those occurring when executives leave for positions at other companies, or due to death, disability or other unforeseen events.

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

The production, acquisition and distribution of motion picture and television content requires substantial capital. A significant amount of time may elapse between expenditure of funds and the receipt of revenues after release or distribution of such content. We cannot assure you that we are able to successfully implement arrangements to reduce the risks of production exposure such as tax credit, government or industry programs. Moreover, we may experience delays and increased costs due to disruptions or events beyond our control and if a production incurs substantial budget overruns, we may have to seek additional financing or fund the overrun itself. We cannot make assurances regarding the availability of such additional financing on terms acceptable to us, or that we will recoup these costs. Increased costs or budget overruns incurred with respect to a particular film may prevent its completion or release, or may result in a delayed release and the postponement to a potentially less favorable date. This could adversely affect box office performance and the overall financial success of such film. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Changes in our business strategy including consummation of the separation of the Studio Business and the STARZ business of Lionsgate, plans for growth or restructuring may increase our costs or otherwise affect our profitability.

As changes in our business environment occur, we may adjust our business strategies to meet these changes, which may include growing a particular area of business or restructuring a particular business or asset. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical and television offerings and changes in macroeconomic conditions may impair the value of our assets. When these occur, we may incur costs to adjust our business strategy and may need to write down the value of assets. We may also invest in existing or new businesses. Some of these investments may have negative or low short-term returns and the ultimate prospects of the businesses may be uncertain or may not develop at a rate that supports our level of investment. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets, or returns on new investments may be lower than prior to the change in strategy, plans for growth or restructuring. In addition, on May 13, 2024, we consummated the business combination which resulted in the launch of Lionsgate Studios.

Our revenues and results of operations may fluctuate significantly.

Our results of operations depend significantly upon the commercial success of the motion picture, television and other content that we sell, license or distribute, which cannot be predicted with certainty. In particular, if one or more motion pictures underperform at the box office in any given period, our revenue and earnings results for that period (and potentially, subsequent periods) may be less than anticipated. Our results of operations also fluctuate due to the timing, mix, number and availability of our theatrical motion picture and home entertainment releases, as well as license periods for content. Moreover, low ratings for television programming produced by us may lead to the cancellation of a program which may result in significant programming impairments in a given period, and can negatively affect license fees for the cancelled program in future periods. Other than non-renewals or cancellation of television programs or series that may occur from time to time, we are not aware of any current material cancellation of television programming releases or of content that we sell, license or distribute. In addition, the comparability of our results may be affected by changes in accounting guidance or changes in our ownership of certain assets and businesses. As a result of the factors above, our results of operations may fluctuate and differ from period to period, and therefore, may not be indicative of the results for any future periods or directly comparable to prior reporting periods.

Our content licensing arrangements, primarily those relating to the distribution of films in foreign territories, may include minimum guarantee arrangements which, absent such arrangements, could adversely affect our results of operations.

We generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places. Certain of such content licensing arrangements, primarily those relating to the distribution of films by third parties in foreign territories, may include a minimum guarantee. Revenue from these minimum guarantee arrangements amounted to approximately $151.0 million, $101.3 million and $51.1 million for the years ended March 31, 2024, 2023 and 2022 respectively. To the extent that receipts generated by such foreign distributor from distribution of the film in the territory exceeds a formula-based threshold, the distributor pays us an amount in addition to the minimum guarantee (the “overage”). Absent these arrangements, the revenues derived by us may be determined as a function of a revenue-sharing formulation that calculates the licensee fee payable to us solely based on the actual performance of the film in the territory. In these situations, content that is not favorably received or underperforms may not achieve the level of revenues that we would have received from a minimum guarantee arrangement, which could adversely impact our business, operating results and financial condition.

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

A small number of retailers and distributors account for a material percentage of the revenues in home entertainment for our Motion Picture segment. We do not have long-term agreements with retailers. In addition, in fiscal 2024, 2023 and 2022, we generated approximately 21%, 20% and 18%, respectively, of our revenue from Amazon.com, Inc. and its subsidiaries. We cannot assure you that we will maintain favorable relationships with our retailers and distributors or that they will not be adversely affected by economic conditions, including as a result of global pandemics, wars, such as Russia’s invasion of Ukraine (including sanctions therefrom, though we and, to our knowledge, our directors and executive officers have not been, and are not expected to be, subject to any sanctions related to Russia’s invasion of Ukraine), the Israel-Hamas war, rising interest rates, inflation or a recession.

A significant portion of our library revenues comes from a small number of titles.

We depend on a limited number of titles in any given fiscal quarter for the majority of the revenues generated by our library. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. Moreover, our rights to the titles in our library vary; in some cases, we only hold the right to distribute titles in certain media and territories for a limited term; in other cases, certain rights may be reserved and/or granted to third parties or otherwise only granted to us for a limited period. If we cannot acquire new product and the rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, or renew expiring rights to titles generating a significant portion of our revenue on acceptable terms, any such failure could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Other than our recent acquisition of eOne, we have not entered into any agreements regarding material acquisitions of titles, renewals, business combinations, joint ventures or sales that are pending. Completed material acquisitions have been previously disclosed in our reports that have been filed under the Exchange Act.

Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect our business, financial condition or results of operations.

Our success depends on our ability to anticipate and adapt to shifting content consumption patterns. The ways in which viewers consume content, and technology and business models in our industry, continue to evolve, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenues. This trend has impacted certain traditional television distribution models, as demonstrated by industrywide declines in broadcast and cable ratings and declines in cable, direct broadcasting satellite and telco television subscribers (“cord cutting”).

Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers’ expectations regarding the availability of video content and their willingness to pay for access to such content. These changes include the increase in the number of advertising-based video on demand services or free, ad-supported streaming linear channels (also known as FAST channels) or increased cord-cutting. In addition, rules governing new technological developments, such as developments in generative artificial intelligence, remain unsettled, and these developments may affect aspects of our business model, including revenue streams for the use of its intellectual property and how we create and distribute our content. If we fail to successfully exploit emerging technologies and effectively anticipate or adapt to emerging competitors, content distribution platforms, changes in consumer behavior and shifting business models, this could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Our business depends on the appeal of our programming, which is difficult to predict.

Our success depends, in part, upon popularity, viewer preferences and audience acceptance of our content. These preferences are difficult to predict and some of which are subject to influences beyond our control, such as the critical acclaim of our content, the format in which content is released, the talent involved, the genre and specific subject matter of our content, audience reaction to our content, the quality and acceptance of content that our competitors release into the marketplace, and the availability of alternative forms of entertainment (including user-generated content) and leisure activities, general economic conditions and other tangible and intangible factors. We may not be able to anticipate and react effectively to shifts in tastes and interests. A change in viewer preferences could cause STARZ’s programming to decline in popularity, which could adversely impact the terms of our affiliation agreements with distributors or jeopardize their renewal. Reduced popularity of our programs or negative publicity associated with our content or brands may decrease our audience share and viewer reach and could have a material adverse effect on our business, financial condition and results of operations. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources and may be able to copy our successful programming strategies to our detriment or react more quickly than we can to shifts in tastes and interests.

To an increasing extent, the success of STARZ depends on exclusive original programming and our ability to accurately predict how audiences will respond to our original programming. We must invest substantial amounts in the production and marketing of our original programming before we learn whether such content will reach anticipated audience acceptance levels. Because original programming often involves a greater degree of financial commitment, as compared to acquired programming that we license from third parties, and because our branding strategies depend significantly on a relatively small number of original series, a failure to anticipate viewer preferences for such series could be especially detrimental to our business.

Our network’s success depends upon the availability of quality programming in a highly competitive marketplace, and we may be unable to secure or maintain such programming.

STARZ’s success depends upon the availability of quality programming, particularly original programming and films, that is suitable for our target markets. We obtain most of our programming through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and require us to be in compliance with certain terms. The market for video programming is intensely competitive and subject to rapid change; we also face increased costs for programming as the result of recent renegotiations of major collective bargaining agreements. We compete with other programming services, including cable television, national broadcast television, local broadcast television stations and digital streaming services to secure desired programming. Some content providers resist licensing their content to third parties, such as STARZ, which may impede our ability to secure desired programming.

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

STARZ currently distributes programming through affiliation agreements with many distributors, including Altice, Amazon, Charter, Comcast, Cox, DIRECTV, DISH Network, Hulu and Verizon. These agreements are scheduled to expire at various dates through 2027. The largest distributors can have significant leverage in their relationships with certain programmers, including us. Moreover, subscription streaming services and other technological innovations have changed when, where and how audiences consume video content. These changes pose risks to the traditional U.S. television industry, including the disruption of the traditional television content distribution model. In part as a result of these changes, over the past few years, the number of subscribers to traditional MVPDs in the United States has declined, placing additional cost pressure on the traditional MVPDs relationships with their programmers, including us. These changes and consolidations in the industry may provide distributors additional leverage in negotiating their affiliation agreements with us, which may result in less favorable terms to us, including fee reductions.

The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, and therefore the distributor could suspend carriage of our programming or the programming could continue to be carried by the relevant distributor pursuant to the terms and conditions in the expired affiliation agreement. It is possible that we may be unable to obtain renewals with our current distributors on as favorable terms, if at all. It is also possible that we may be unable to successfully negotiate affiliation agreements with new distributors to carry our programming. It is also possible that some distributors may even decide to exit the video delivery sector entirely. The failure to renew affiliation agreements on as favorable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a significant portion of households, could result in a discontinuation of carriage, or could otherwise impair our subscriber growth, revenue and earnings which could have a materially adverse effect on our business, financial condition and results of operations.

In addition, affiliation agreements are complex and individually negotiated. If we were to disagree with a distributor on the interpretation of its affiliation agreement, it could materially adversely impact our business, financial condition and results of operations, as well damage our relationship with that distributor.

We depend in part on our distributors to market and present our services, the lack of which may result in reduced customer demand.

At times, certain of our distributors do not allow us to participate in marketing campaigns or other promotional activities to market our services or may not surface or position us favorably on their platforms. Our inability to participate in the marketing of our services or limited discoverability on distributor platforms may put us at a competitive disadvantage. If our distributors do not sign-up new subscribers to our services, we may lose subscribers, which could have a materially adverse effect on our business, financial condition and results of operations.

Our efforts to attract and retain subscribers for STARZ services may not be successful, which may adversely affect our business.

Our ability to continue to attract subscribers will depend in part on our ability to consistently provide compelling content choices, effectively market our services, as well as provide a quality user experience for our subscribers. Furthermore, our competitors’ relative service levels, content offerings, pricing and related features may adversely impact our ability to attract and retain subscribers. For example, in the future, it is possible that prices for our services may increase, which could result in subscribers cancelling their subscriptions or potential subscribers not choosing to sign up for our services. We incur significant marketing expenditures to attract subscribers, therefore retention of those subscribers is important to our business model. We continually seek to add new subscriptions both to replace canceled subscriptions and to grow beyond our current subscription base. If excessive numbers of subscribers cancel our services, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers. While we permit multiple users within the same household to share a single account for noncommercial purposes, if account sharing is abused, our ability to add new subscribers may be hindered and our results of operations may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing subscriptions and attracting new subscriptions, it could pose a materially adverse effect on our business, financial condition and results of operations.

STARZ relies, in part, on third party sales platforms as well as third-party internet-connected devices for distribution of our direct-to-consumer service.

Our direct-to-consumer service relies, in part, on sales platforms owned by third parties, some of which are affiliated with or have investments in competing streaming products, to make our service available to our subscribers and viewers. If these third parties do not continue to provide access to our direct-to-consumer service on their platforms or are unwilling to do so on terms acceptable to us, our business could be materially adversely affected. If we are not successful in maintaining existing or creating new relationships with these third parties, our ability to retain subscribers and grow our direct-to-consumer business could be materially adversely impacted. We also currently offer the ability to stream our STARZ direct-to-consumer service through a host of internet-connected devices, including TVs, computers, and mobile devices. If we encounter licensing, technological, regulatory, business or other impediments to delivering our streaming content to our subscribers via these devices, our ability to retain subscribers and grow our direct-to-consumer business could be materially adversely impacted.

We are subject to payment processing risk.

Subscribers to our STARZ direct-to-consumer service pay for our service using a variety of different payment methods, including credit and debit cards. We rely on internal systems and those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules, regulations or industry standards concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operations could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements.

We face substantial competition in all aspects of our business, including competition for marketing and carriage of our services.

We are an independent distributor and producer. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their motion picture and television operations. Moreover, our services compete with other video programming services for marketing and distribution. We face intense competition from other providers of programming services for the right to be carried by a particular distributor, for the right to be carried by such distributor on a particular tier, in a particular package of service or in bundles with other services, and for prominent placement and effective merchandising on distributor and advertising platforms. To the extent distributors remove us from tiers or packages in which we are currently carried, or we are limited in our ability to be merchandised or marketed effectively, it could have a materially adverse impact on our business, financial condition and results of operations. Moreover, certain of our competitors have longer operating histories, larger customer bases, stronger brand recognition, larger content libraries, and exclusive rights to certain content, significant financial, marketing and other resources.

Certain of our distributors have affiliated video programming services that they may choose to favor in terms of carriage, marketing and/or placement over STARZ. Certain of our distributors also own or control marketing channels, app stores and/or distribution platforms that are important to STARZ. In addition, certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings, have a competitive advantage over our services in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. If distributors refuse to carry our services, choose to offer, market, promote and/or position affiliated services more favorably than our services or take actions that are detrimental to STARZ in terms of owned or controlled marketing channels, app stores or distribution platforms, it could have a material adverse effect on our business, financial condition and results of operations.

Through new and existing distribution channels, consumers also have increasing options to access entertainment video. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based e-

commerce or entertainment video providers are increasing their streaming video offerings. Such providers may offer more compelling content or secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected.

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
•the impact of trade disputes;
•anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose strict requirements on how we conduct our foreign operations and changes in these laws and regulations;
•changes in local regulatory requirements including regulations designed to stimulate local productions, promote and preserve local culture and economic activity (including local content quotas, investment obligations, local ownership requirements, and levies to support local film funds);
•differing degrees of consumer protection laws, data privacy and cybersecurity laws and changes in these laws;
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
•the instability of foreign economies and governments;
•currency exchange restrictions, export controls and currency devaluation risks in some foreign countries;
•war and acts of terrorism; and
•the spread of communicable diseases, which may impact business in such jurisdictions.

Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

Our business involves risks of claims for content of material, which could adversely affect our business, financial condition and results of operations.

As a distributor of media content, in the ordinary course of business we may face potential claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, claims related to the mature nature of some of our content, and other claims based on the nature and content of the materials distributed or statements made by personnel or talent regarding or promoting those materials or attributable to our business. These types of claims have historically been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.

From time to time, we engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations, joint ventures intended to complement or expand our business, or other transactions, such as our acquisition of eOne in December 2023 or our business combination resulting in the launching of Lionsgate Studios Corp. consummated in May 2024. However, we may not realize the anticipated benefit from the transactions we pursue; there may be liabilities assumed that we did not discover or that we underestimated in the course of performing our due diligence; the negotiation of the transaction and the integration of the acquired business could require us to incur significant costs and cause diversion of management's time and resources; the transaction could result in impairment of goodwill and other intangibles, development write-offs and other related expenses; the transaction may pose challenges in the consolidation and integration of information technology, accounting systems, personnel and operations; and we may have difficulty managing the combined entity in the short term if we experience a significant loss of management personnel during the transition period after a significant acquisition. No assurance can be given that expansion, acquisition or other opportunities will be successful, completed on time, or that we will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. If we determine to sell individual properties, libraries or other assets or businesses, we will benefit from the net proceeds realized from such sales. However, long-term revenue may be affected due to the loss of revenue-generating assets, and poor timing of disposals may result in unrealized asset value, all of which may diminish our ability to service our indebtedness and repay our notes and our other indebtedness at maturity. Furthermore, our future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of our business platform.

If Entertainment One Canada Ltd. loses Canadian status, it could lose licenses, incentives and tax credits.

Through the acquisition of eOne, we acquired the economic interests in Entertainment One Canada Ltd., a Canadian corporation (“EOCL”). EOCL is able to benefit from a number of licenses, incentive programs and Canadian government tax credits as a result of it being “Canadian controlled” as defined in the Investment Canada Act. We have taken measures to ensure that EOCL’s Canadian status is maintained. There can be no assurance, however, that EOCL will be able to continue to maintain its Canadian status. The loss of EOCL’s Canadian status could harm our business, including the possible loss of future incentive programs and clawback of funding previously provided to EOCL.

We may fail to realize the anticipated benefits of the acquisition of eOne.

We may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the eOne acquisition. We also may not achieve the anticipated benefits from the eOne acquisition due to a number of factors, including: (a) an inability to integrate or benefit from the acquisition in a profitable manner; (b) unanticipated costs or liabilities associated with the acquisition; (c) the incurrence of acquisition-related costs; (d) the diversion of management’s attention from other business concerns; and (e) the loss of our or the acquired business’ key employees.

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

Global economic turmoil or economic instability resulting from, such events as, global pandemics, wars, inflation, rising interest rates, bank failures or a recession, may cause a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, levels of intervention from the U.S. federal government and other foreign governments, decreased consumer confidence and spending, overall slower economic activity and extreme volatility in credit, equity and fixed income markets. A decrease in economic activity in the U.S. or in other regions of the world in which we do business could adversely affect demand for our content, thus reducing our revenues and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in price levels generally could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs. For instance, lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect consumer demand for video service subscriptions, in particular with respect to premium video service subscriptions such as STARZ. Economic conditions also could adversely impact our distributors, resulting in larger than anticipated subscriber declines or distributors exiting the market entirely. A reduction in consumer spending or distributor financial difficulties or failures could lead to a decrease in the number of subscribers, which could have a materially adverse impact on our business, financial condition and results of operations. Moreover, financial institution failures may make it more difficult to finance any future acquisitions, or engage in other financing activities.

We could be adversely affected by labor disputes, strikes or other union job actions.

We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television content, including writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements. In general, a labor dispute, work stoppage, work slowdown, strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures or television content, including a potential strike from The International Alliance of Theatrical Stage Employees, could delay or halt our ongoing production activities, or could cause a delay or interruption in our release of new motion pictures and television content. Labor disputes have in the past, such as the industry-wide strike by the Writers Guild of America in May 2023 and the Screen Actors Guild in July 2023, and may in the future restrict our access to content, result in work stoppages, and may result in increased costs and decreased revenue, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Business interruptions from circumstances or events out of our control could adversely affect our operations.

Our operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures, software or hardware failures, loss of data, security breaches, cyberattacks, personnel misconduct or error, war or acts of terrorism, global pandemics, work stoppages and strikes, and similar events beyond our control. We have offices located in Southern California, New York and Colorado, which are subject to natural disasters such as earthquakes, wildfires and flooding. Although we have developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, we have installed uninterrupted power source equipment designed to protect our equipment. A long-term power outage, however, could disrupt our operations. Although we currently carry business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate us for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our business is dependent on the maintenance and protection of our intellectual property and pursuing and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property. We attempt to maintain and protect our proprietary and intellectual property rights to our productions through available copyright and trademark laws, contractual provisions in our agreements with our employees, contractors and production partners that develop intellectual property on our behalf, and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries where we distribute our products. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Moreover, there can be no assurance that our content producers or other third parties from whom we have licensed or acquired content, have, in every instance, entered into agreements that contain appropriate protections regarding intellectual property, including nondisclosure, “work made for hire” or valid assignment provisions, with each party who has developed intellectual property on their respective behalf. Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, infringement or invalidity claims could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Our more successful and popular film or television products or franchises may experience higher levels of infringing activity, particularly around key release dates. Alleged infringers have claimed and may claim that their products are permitted under fair use or similar doctrines, that they are entitled to compensatory or punitive damages because our efforts to protect our intellectual property rights are illegal or improper, and that our key trademarks or other significant intellectual property are invalid. Such claims, even if meritless, may result in adverse publicity or costly litigation. We vigorously defend our copyrights and trademarks from infringing products and activity, which can result in litigation. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that a favorable final outcome will be obtained in all cases. Additionally, one of the risks of the film and television production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties. Notwithstanding our efforts to obtain all permissions and clearances we deem necessary in relation to the content we create or distribute, from time to time, we may be subject to claims and legal proceedings regarding alleged infringement by us of the intellectual property rights (including patents) of third parties. Additionally, our direct-to-consumer service has historically been and continues to be a target for patent infringement allegations from non-practicing patent holders, and new allegations may arise in the future due to technological changes in our service or the streaming industry generally and the rapid rate of issuance of new patents. Technology or non-practicing entities may assert their patents, seek royalties, or even enter into litigation seeking substantial damages based on allegations of patent infringement regardless of merit. We have and continue to defend vigorously against such allegations. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, require the development of alternative technology or business practices, injunctions against us, or payments for licenses or damages. We may also enter into licenses or other arrangements to settle and resolve such allegations on commercially reasonable terms where available, though there can be no assurance such agreements can be obtained on acceptable terms. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Regardless of the validity or the success of the assertion of any such claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

In addition, we may, from time to time, lose or cease to control certain of our rights in the intellectual property on which we rely. Pursuant to applicable intellectual property laws, such rights may expire or be transferred to third parties as a result of the operation of copyright reversion and/or termination of transfer rights under applicable laws. Additionally, where we acquire rights in certain properties or content, we may only acquire such rights for a limited period or subject to other restrictions. Where we lose intellectual property rights, we may not be able to re-acquire such rights on reasonable terms or at all, including due to material entering the public domain. The loss of (or of control of) such intellectual property rights may adversely impact our ability to prevent others from exploiting content based on such rights.

We are, and may in the future become, subject to litigation and other legal proceedings, which could negatively impact our business, financial condition and results of operations.

From time to time, we are subject to various legal proceedings (including class action lawsuits), claims, regulatory investigations and arbitration proceedings, including claims relating to intellectual property, employment, wage and hour, consumer privacy, contractual and commercial disputes, and the production, distribution, and licensing of our content. The outcome of legal proceedings are inherently uncertain. Any proceedings, actions, claims or inquiries initiated by or against us, whether successful or not, may be time consuming, result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business, require us to change our business practices or products, result in negative publicity, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business and financial results. In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims. Any of these factors could materially adversely affect our business, financial condition and results of operations.

Piracy of films and television programs could adversely affect our business over time.

Piracy is extensive in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of films and television content into digital formats. This trend facilitates the creation, transmission and sharing of high-quality unauthorized copies of motion pictures and television content. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these products may reduce the revenue we receive from distribution. In order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

Failure of, or disruptions to, our technology facilities could adversely affect our business.

STARZ’s programming is currently transmitted from primary uplink facilities provided by a third party. The primary uplink facilities used by STARZ are equipped with backup generator power and other redundancies. However, like other facilities, uplink facilities are subject to interruption from fire, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or third-party interference could also disrupt the facility’s services. STARZ has arrangements at a separate third-party back-up facility to uplink STARZ’s linear channels and services to STARZ’s satellites in the event STARZ is unable to do so from its primary facility. Notwithstanding these precautions, any significant or prolonged interruption of operations at STARZ’s primary facility, and any failure by STARZ’s back-up third-party facility to perform as intended, could have a materially adverse effect on our business, financial condition and results of operations.

STARZ’s success is also dependent upon our continued ability to transmit STARZ’s programming to distributors. STARZ has entered into multi-year satellite transponder leases for carriage of the STARZ networks’ programming. These leases provide for replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases to ensure continued carriage of STARZ programming in the event of transponder or satellite failures. Termination or interruption of satellite transmissions may occur and could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Despite STARZ’s efforts to secure transponder capacity with multi-year satellite transponder leases, there is a risk that when these leases expire, we may not be able to secure capacity on a transponder on the same or similar terms, if at all.

We rely upon “cloud” computing services to operate certain aspects of our service and any disruption of or interference with our use of our “cloud” computing servicer could impact our operations and our business could be adversely impacted.

We utilize “cloud” computing services to deliver a distributed computing infrastructure platform for our business operations. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by our current “cloud” computing service provider and we run our computing via such “cloud” computing service provider. Given this, along with the fact that switching “cloud” computing services to another provider may be difficult, any problems faced by our “cloud” computing provider, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, or any unanticipated interference with our use of our current “cloud” service provider could impact our operations and our business could be adversely impacted.

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

Data Privacy and Security. In the ordinary course of its business, we collect, generate, use, store, process, disclose, transmit, share and transfer (collectively “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and third-party data, through our websites and applications and those of third parties. Among other purposes, we use this information to engage with users, promote our programming, and monitor the use of our digital platforms. Our collection and use of personal data may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the U.S, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the Controlling the Assault of Non-Solicited Pornography and Marketing Act), and other similar laws (e.g., wiretapping laws). For example, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) allows for civil penalties (up to $7,500 per intentional violation). Similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and together with the EU GDPR, the “EU GDPR”), the EU Digital Services Act, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (under the EU GDPR), 17.5 million pounds sterling (under the UK GDPR), or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. As another example, in Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations, as well as the LGPD in Brazil. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the GDPR.

Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code, CCPA, other U.S. state comprehensive privacy laws, GDPR, and the UK Age Appropriate Design Code impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws may be, or in some cases, have already been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws.

We may be subject to new laws governing the processing of consumer health data, including by providing for reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Additionally, under various privacy laws (such as the Video Privacy Protection Act) and other obligations, we may be required to obtain certain consents to process personal data. Noncompliance with such obligations are increasingly subject to challenges by class action plaintiffs. Our inability or failure to obtain such consents could result in adverse consequences.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating the GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, we are contractually subject to industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from fines of $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on third parties to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if these parties are fined or suffer other consequences as a result of PCI DSS noncompliance. Moreover, we publish privacy policies, marketing materials and other statements regarding data privacy and security, including as required by applicable laws and regulations. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information systems, policies and practices and to those of any third parties upon which we rely.

We may at times fail (or be perceived to have failed) in efforts to comply with data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; or orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to: loss of customers; interruptions or stoppages in business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Consumer Protection Laws. The continued growth and development of the market for online commerce may lead to more stringent consumer protection laws both domestically and internationally, which may impose additional burdens on us. In addition, many states have enacted laws regulating automatically renewing online subscription services. If authorities start taking increased enforcement action related to statutes governing perceived unfair deceptive acts and practices, we could suffer additional costs, complaints and/or regulatory investigations or fines. Several of these laws also have private rights of action. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, reputational harm, and other adverse business consequences. Other changes in consumer protection laws and the interpretations thereof, could have a materially adverse effect on our business, financial condition and results of operations.

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

Service disruptions or failures of the Company’s or our third-party service providers’ information systems, data and networks may disrupt our businesses, damage our reputation, expose us to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on our results of operations including but not limited to loss of revenue or profit, loss of customers or sales and other adverse consequences.

In the ordinary course of our business, we and the third parties on which we rely process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information). Threats such as cyberattacks, malicious internet-based activity, and online and offline fraud are becoming more prevalent and are increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Further, a partially remote workforce poses increased risks to our information technology systems and data, as certain employees work from home on a full or part-time basis, utilizing network connections outside our premises. Business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties to operate critical business systems to process proprietary, confidential or other sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure (for more, see the Risk Factor titled “We rely upon “cloud” computing services to operate certain aspects of our service and any disruption of or interference with our use of our “cloud” computing servicer could impact our operations and our business could be adversely impacted.”), data center facilities, encryption and authentication technology, employee email, servers, content delivery systems, and other functions.

Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

We take steps to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware or software) and those of the third parties upon which we rely, but we may not be able to detect and remediate (or have our third-party service providers remediate) all such vulnerabilities on a timely basis, or at all. Further, we may experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. If not remediated expeditiously, vulnerabilities could be exploited and result in a security incident.

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

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information; litigation; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We currently have a substantial amount of indebtedness. As of March 31, 2024, we and our subsidiaries have corporate debt of approximately $2,508.5 million, and film related obligations of approximately $1,949.4 million, and our revolving credit facility provides for unused commitments of $675.0 million. On the same basis, approximately $1,793.5 million of such indebtedness is secured (excluding all of our film related obligations). Our high level of debt could have adverse consequences on our business, such as:

•requiring a substantial portion of our cash flow from operations to make interest payments;
•making it more difficult for us to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•reducing cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
•increasing our cost of borrowing; and
•restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness and exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments.

To the extent that we incur additional indebtedness, the foregoing risks could increase. In addition, our actual cash requirements in the future may be greater than expected. our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A significant portion of our cash flows from operations is expected to be dedicated to the payments of principal and interest obligations under the Senior Credit Facilities, our 5.500% senior notes due 2029 (the "5.500% Senior Notes"), and our 5.500% New Notes (the "5.500% New Notes"). 5.500% New Notes refer to $382.7 million aggregate principal amount of new 5.500% senior notes due 2029 issued by an indirect, wholly-owned subsidiary of the Company on May 8, 2024, exchanged by the Company for $382.7 million of the existing 5.500% Senior Notes. Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including global pandemics, wars and their effects. If our cash flow from operations declines significantly, it could result in the inability to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. In addition, during times of economic instability, including disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global pandemics, wars, or recessions, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Credit Facilities and the indenture that governs the New Notes restrict our ability to dispose of assets and use the proceeds from those dispositions, and also restrict our ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Additionally, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses, fluctuations in our leverage or cost of capital or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our business.

In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of the Senior Notes, New Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Senior Notes and New Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes, New Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes, New Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Senior Notes and New Notes. While the Senior Credit Facilities and the indenture that governs the New Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Senior Credit Facilities and the indenture that governs the New Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the indenture governing the New Notes, such as certain qualified receivables financings. If new debt is added to our current debt levels, the related risks that we and our guarantors now face could intensify.

The terms of the Senior Credit Facilities and the indenture that governs the New Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Credit Facilities and the indenture that governs the New Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to: incur, assume or guarantee additional indebtedness; issue certain disqualified stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt that is junior in right of payment to the debt under the Senior Credit Facilities and the New Notes; make loans or investments; incur liens; restrict dividends, loans or asset transfers from our restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions; consolidate or merge with or into, or sell substantially all of our assets to, another person; enter into transactions with affiliates; and enter into new lines of business.

In addition, the Senior Credit Facilities require us to maintain specified financial ratios, tested quarterly. Our ability to meet those financial ratios can be affected by events beyond our control, including the effects on our business from global pandemics and related government actions and consumer behavior; as such, we may be unable to meet such financial ratios.

A breach of the covenants under the Senior Credit Facilities or the indentures that governs the Senior Notes and the New Notes, or nonpayment of any principal or interest due thereunder, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Credit Facilities would permit the lenders under our revolving facility to terminate all commitments to extend further credit thereunder. Furthermore, if we were unable to repay the amounts due and payable under the Senior Credit Facilities, the lenders thereof could proceed against the collateral granted to them to secure the Senior Credit Facilities. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under the Senior Credit Facilities, and our film related obligations, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

An increase in the ownership of our Class A voting common shares by certain shareholders could trigger a change in control under the agreements governing our indebtedness.

The agreements governing certain of our long-term indebtedness contain change in control provisions that are triggered when any of our shareholders, directly or indirectly, acquires ownership or control of in excess of a certain percentage of the total voting power of our Class A voting common shares, no par value per share (the "Class A voting shares"). Upon the occurrence of certain change of control events, an event of default may occur under our Senior Credit Facilities and the holders of the New Notes may require us to repurchase all or a portion of such notes. Dr. Mark H. Rachesky, M.D. and his affiliates, who collectively currently hold over 24% of our voting stock and over 10% of our non-voting common stock are “Permitted Holders” for purposes of the Senior Credit Facilities and the indentures that govern the Senior Notes and the New Notes. Accordingly, certain increases of ownership or other transactions involving Dr. Rachesky and his affiliates would not constitute a change of control under the Senior Credit Facilities or the indentures that govern the Senior Notes and the New Notes, but could constitute a change of control under the other existing or future indebtedness of us and our subsidiaries.

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

Original programming requires substantial financial commitment, which can occasionally be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for us to complete the production, or make the production of additional seasons more expensive. If we are unable to produce original programming content on a cost-effective basis our business, financial condition and results of operations would be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 1C. CYBERSECURITY.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and employee and other personal data (“Information Systems and Data”).

The Company’s information security team, led by our Chief Information Security Officer (“CISO”), helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example with automated and manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of certain environments, evaluating threats reported to the Company, conducting cybersecurity audits, vulnerability assessments, and threat assessments, conducting response exercises, and coordinating with law enforcement.

Depending on the environment, systems, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, incident detection and response processes, vulnerability management policy, disaster recovery and business continuity plans, risk assessments, encryption of certain data, data segregation for certain data, network security and access controls, physical security controls, asset management, tracking and disposal, monitoring for certain systems, vendor risks management processes, employee training, penetration testing, employee training, cybersecurity insurance, and dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the CISO works with management, including the Chief Information Officer (“CIO”), to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit & Risk Committee of the Board of Directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, threat intelligence service providers, penetration testing providers, dark web monitoring services, forensic investigators, and professional services firms, including legal counsel.

We use third-party service providers to perform a variety of functions throughout our business, application providers, hosting providers, supply chain resources and data back-up service providers. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. Components of the vendor risk management program include, for example, conducting risk assessments for certain vendors, reviewing certain vendors’ written security programs, reviewing security assessments and responses to security questionnaires, auditing of certain vendors, vulnerability scans related to vendors, and the imposition of certain contractual information security obligations for certain vendors.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Service disruptions or failures of the Company’s or the third parties’ on which we rely information systems, data and networks may disrupt our businesses, damage our reputation, expose us to regulatory investigations, actions, litigation, fines and penalties or have a negative impact on our results of operations including but not limited to loss of revenue or profit, loss of customers or sales and other adverse consequences.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit & Risk Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CIO and CISO. Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CIO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing certain security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CISO and CIO. Our CISO, CIO and other senior executives work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Audit & Risk Committee for certain cybersecurity incidents.

The Audit & Risk Committee receives regular reports from our CIO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit & Risk Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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
•94,449 square feet at 134 Peter Street, Toronto, Canada (per a lease that expires June 2025);
•93,670 square feet at 12020 Chandler Blvd., Valley Village, California (per a lease that expires in December 2027);
•60,116 square feet at 1647 Stewart Street, Santa Monica, California (per a lease that expires in December 2028);
•48,133 square feet at 4201 Wilshire Blvd., Los Angeles, California (per a lease that expires in July 2024);
•39,000 square feet at 2700 Pennsylvania Avenue, Santa Monica, California (per a lease that expires in August 2029);
•34,332 square feet at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2028);
•28,192 square feet at 15301 Ventura Blvd., Sherman Oaks, California (per a lease that expires in December 2025);
•25,346 square feet at 9460 Wilshire Blvd., Beverly Hills, California (per a lease that expires in February 2026);
•15,673 square feet at 45 Mortimer Street, London, United Kingdom (per a lease that expires in July 2029);
•An aggregate of 20,610 square feet for properties located in Beijing, China (per a lease that expires in December 2024), Brentwood, California (per a lease that expires in April 2026), Leeds, United Kingdom (per leases that expire in April 2025, September 2025 and October 2027), Luxembourg City, Luxembourg (per a lease that expires in April 2027), Mumbai, India (per a lease that expires in August 2026), New York, New York (per a lease that expires in May 2025), and Toronto, Canada (per a lease that expires in June 2025).

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
Holders
As of May 24, 2024, there were approximately 618 and 1,658 shareholders of record of our Class A voting shares and Class B non-voting shares, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

    The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

Taxation

The following is a general summary of certain Canadian federal income tax consequences to a person (a “Non-Canadian Holder”) who is the beneficial owner of Class A voting common shares or Class B non-voting common shares (collectively, “common shares”) and who, at all relevant times, for the purposes of the Income Tax Act (Canada) (the “ITA”) (i) is not, and is not deemed to be resident in Canada, (ii) does not, and is not deemed to, use or hold any common shares in, or in the course of, carrying on a business in Canada, (iii) deals at arm’s length, and is not affiliated, with the Company, (iv) is not a “foreign affiliate” (as defined in the ITA) of a person resident in Canada, and (v) has not received or acquired any common shares in connection with any employee stock option or executive compensation plan or otherwise in connection with employment. This summary does not apply to a Non-Canadian Holder that is an insurer or an “authorized foreign bank” within the meaning of the ITA. Such Non-Canadian Holders should seek tax advice from their advisors.

This summary is not intended to be, and should not be construed to be, legal or tax advice and no representation with respect to the tax consequences to any particular investor is made. The summary does not address any aspect of any provincial, state or local tax laws or the tax laws of any jurisdiction other than Canada. Accordingly, holders and prospective holders of common shares should consult with their own tax advisors for advice with respect to the income tax consequences to them, having regard to their own particular circumstances, including any consequences of an investment in common shares arising under any provincial, state or local tax laws or the tax laws of any jurisdiction other than Canada.

This summary is based upon the current provisions of the ITA, the regulations thereunder and the proposed amendments thereto publicly announced by, or on behalf of, the Minister of Finance (Canada) before the date hereof, the Canada-United States Tax Convention (1980), as amended (the “Canada-U.S. Tax Treaty”) and our understanding of the current administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof. No assurance may be given that any proposed amendment will be enacted in the form proposed, if at all. This summary does not otherwise take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.

The following summary applies only to Non-Canadian Holders who hold their common shares as capital property. In general, common shares will be considered capital property of a holder where the holder is neither a trader nor dealer in securities, does not hold the common shares in the course of carrying on a business, and is not engaged in an adventure in the nature of trade in respect thereof. This summary does not apply to a Non-Canadian Holder that is a “financial institution” within the meaning of the mark-to-market rules contained in the ITA or to holders who have entered into a “dividend rental arrangement”, a “derivative forward agreement”, or a “synthetic disposition arrangement” as these terms are defined in the ITA.

For purposes of the ITA, any amount relating to the acquisition, holding, or disposition of common shares, including dividends, adjusted cost base and proceeds of disposition, must be expressed in Canadian dollars using the applicable rate of exchange (for purposes of the ITA) quoted by the Bank of Canada on the date such amounts arose, or such other rate of exchange as is acceptable to the Canada Revenue Agency.

Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the ITA will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends such as those that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a rate of 25%, which rate may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. The Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), of which Canada is a signatory, affects many of Canada’s bilateral tax treaties (but not the Canada-U.S. Tax Treaty), including the ability to claim benefits thereunder. Affected Non-Canadian Holders should consult their own tax advisors in this regard. Under the Canada-U.S. Tax Treaty, for a Non-Canadian Holder who is the beneficial owner and who is a resident of the United States and entitled full benefits under the Canada-U.S. Tax Treaty, the rate of Canadian withholding tax applicable to dividends is generally reduced to 15%. Furthermore, where such beneficial owner of the dividends is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is reduced to 5%.

In addition to the Canadian withholding tax on actual or deemed dividends, a Non-Canadian Holder also needs to consider the potential application of Canadian income tax on capital gains. A Non-Canadian Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on an actual or deemed disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute “taxable Canadian property” of the holder for purposes of the ITA and such Non-Canadian Holder is not entitled to relief under an applicable tax treaty. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a non-Canadian Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the Non-Canadian Holder, persons with whom such Non-Canadian Holder does not deal at arm's length, or the Non-Canadian Holder together with such non-arm's length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at such time, more than 50% of the fair market value of the shares was derived from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, interests in, or civil law rights in, such properties. Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a Non-Canadian Holder from the disposition of common shares will generally not be subject to tax in Canada.

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

    No common shares were purchased by us during the three months ended March 31, 2024.

    Additionally, during the three months ended March 31, 2024, no Class A voting shares and 98,962 Class B non-voting shares were withheld upon the vesting of restricted share units and share issuances to satisfy minimum statutory federal, state and local tax withholding obligations.

Unregistered Sales of Equity Securities

None.
Stock Performance Graph

    The following graph compares our cumulative total shareholder return with those of the NYSE Composite Index and the S&P Movies & Entertainment Index for the period commencing March 31, 2019 and ending March 31, 2024. All values assume that $100 was invested on March 31, 2019 in our common shares and each applicable index and all dividends were reinvested.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Lions Gate Entertainment Corporation, the NYSE Composite Index and the Dow Jones US Media Sector Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/19
3/20
3/21
3/22
3/23
3/24
Lions Gate Entertainment Corporation - Class A
Lions Gate Entertainment Corporation - Class B
NYSE Composite
Dow Jones US Media Sector

*$100 invested on 3/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2024 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	3/19	3/20	3/21	3/22	3/23	3/24
Lions Gate Entertainment Corporation-Class A	$100.00	$38.87	$95.59	$103.90	$70.78	$63.62
Lions Gate Entertainment Corporation-Class B	$100.00	$36.95	$85.43	$99.54	$68.74	$61.66
NYSE Composite	$100.00	$83.27	$129.13	$140.89	$133.21	$162.54
Dow Jones US Media Sector	$100.00	$86.07	$151.43	$124.12	$92.86	$101.66

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

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of our Annual Report Form 10-K includes a discussion and analysis of our financial condition and results of operation for the fiscal years ended March 31, 2024 and 2023, and year-to-year comparisons between fiscal 2024 and fiscal 2023. A discussion and analysis of our financial condition and results of operation for the fiscal year ended March 31, 2022 and year-to-year comparisons between fiscal 2023 and fiscal 2022 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and is herein incorporated by reference.

Overview
Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” "Lions Gate," “we,” “us” or “our”) encompasses world-class motion picture and television studio operations (collectively referred to as the "Studio Business") aligned with the STARZ premium global subscription platform to bring a unique and varied portfolio of entertainment to consumers around the world. The Company’s film, television, subscription and location-based entertainment businesses are backed by a more than 20,000-title library and a valuable collection of iconic film and television franchises.
We manage and report our operating results through three reportable business segments: Motion Picture, Television Production, and Media Networks (see further discussion below). We refer to our Motion Picture and Television Production segments collectively as our Studio Business and our Media Networks segment as our Media Networks Business.

Business Combination
On May 13, 2024, SEAC II Corp., a Cayman Islands exempted company (“New SEAC”), consummated a business combination among New SEAC, Screaming Eagle Acquisition Corp., a Cayman Islands exempted company and then parent of New SEAC (“SEAC”), and LG Orion Holdings ULC, a British Columbia unlimited liability company (“StudioCo”) and a wholly-owned subsidiary of the Company, pursuant to a Business Combination Agreement, dated as of December 22, 2023, by and among New SEAC, SEAC, the Company, LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of the Company (“Studio HoldCo”), StudioCo, SEAC MergerCo, a Cayman Islands exempted company and a wholly-owned subsidiary of New SEAC (“MergerCo”), and 1455941 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and a wholly-owned subsidiary of SEAC (“New BC Sub”). In connection with the closing of the business combination, SEAC II Corp. changed its name to “Lionsgate Studios Corp.” (referred to as “Lionsgate Studios”). Lionsgate Studios has continued the existing business operations of StudioCo, which consists of the Studio Business of Lionsgate. Lionsgate Studios became a separate publicly traded company and its common shares commenced trading on Nasdaq under the symbol “LION” on May 14, 2024. The "Studio Business" consists of the businesses of Lionsgate's Motion Picture and Television Production segments, together with substantially all of Lionsgate's corporate general and administrative functions and costs.

In connection with the business combination, the Company and StudioCo entered into a separation agreement pursuant to which (i) the assets and liabilities of the Company’s Studio Business (including certain subsidiaries of the Company engaged in the Studio Business) were separated from the assets and liabilities of the Company’s Starz Business (meaning substantially all of the assets and liabilities constituting the Media Networks segment, and including certain subsidiaries of the Company engaged in the Company’s Starz Business) and transferred to StudioCo such that StudioCo holds, directly or indirectly, all of the assets and liabilities of the Studio Business, and (ii) all of the Company’s equity interests in StudioCo were transferred to Studio HoldCo.

As a result, approximately 87.2% of the total shares of Lionsgate Studios continue to be held by the Company, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.8% of Lionsgate Studios. In addition to establishing Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $350.0 million of gross proceeds to the Company, including $274.3 million in PIPE financing. Of the total gross proceeds, approximately $330.0 million was received at or shortly after the closing of the Business Combination, with the remaining $20.0 million expected to be received shortly. The net proceeds will be used to pay down amounts outstanding under the Term Loan A and Term Loan B pursuant to the Credit Agreement.
The Business Combination will be accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Screaming Eagle will be treated as the acquired company and the Studio Business will be treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of New SEAC will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of Screaming Eagle, accompanied by a recapitalization. The net assets of Screaming Eagle will be stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of the Studio Business. The Studio Business will continue to be a consolidated subsidiary of the Company. See Note 2 and Note 21 to our consolidated financial statements.
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
Acquisition of eOne
On December 27, 2023, the Company, and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the previously announced acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $385.1 million, inclusive of certain purchase price adjustments, including for cash, debt, and working capital. The preliminary purchase price is subject to further adjustments based on the final determination of the purchase price adjustments. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.
The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023. Revenues and loss before income taxes from eOne for the period from December 27, 2023 through March 31, 2024 amounted to approximately $113.8 million and $4.9 million, respectively. The Company incurred approximately $9.4 million of acquisition-related costs that were expensed in restructuring and other during the fiscal year ended March 31, 2024.
See Note 2 to our consolidated financial statements for further information.
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
During the fiscal year ended March 31, 2024, the Company continued executing its restructuring plan, including its evaluation of the programming on Starz's domestic and international platforms. In connection with this review, the Company cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Media Networks segment. In addition, as a result of the continuing review of its international territories, the Company has made the strategic decision to shut down the LIONSGATE+ service in Latin America and the United Kingdom ("U.K.") with the only remaining international operations being in Canada and India, resulting in additional content impairment charges.
As a result of these restructuring initiatives, we recorded content impairment charges related to the Media Networks segment in the fiscal years ended March 31, 2024 and 2023 of $364.5 million and $379.3 million, respectively, which are included in restructuring and other in the consolidated statement of operations (see Note 15 to our consolidated financial statements). We have incurred impairment charges from the inception of the plan through March 31, 2024 amounting to $743.8 million.
Under the current restructuring plan and ongoing strategic content review, the net future cash outlay is estimated to range from approximately $80 million to $90 million, which includes contractual commitments on content in territories being exited, and payments on the remaining amounts payable for content removed or that may be removed from its services.
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

Industry Strikes
In May 2023, the Writers Guild of America (“WGA”) commenced an industry-wide strike following the expiration of its collective bargaining agreement with the Alliance of Motion Picture and Television Producers (“AMPTP”). In July 2023, the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) also commenced an industry-wide strike following the expiration of its collective bargaining agreement with the AMPTP. The WGA strike ended in September 2023, and the SAG-AFTRA strike ended in November 2023, and collective bargaining agreements were subsequently reached between the AMPTP and the WGA and SAG-AFTRA. These strikes resulted in temporary shutdowns of production on certain of our television and film programming, which resulted in less new content available for licensing and distribution, lower-than-expected spending for content and marketing costs in fiscal 2024, and reduced revenues in our talent management business due to the delays in productions across the industry.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the years ended March 31, 2024, 2023 and 2022.

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
Estimate of Fair Value. For content that is predominantly monetized individually (primarily investment in film and television programs related to the Motion Picture and Television Production segments), the fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. For motion pictures intended for theatrical release, the discounted cash flow analysis used in the impairment evaluation prior to theatrical release is subjective and the key inputs include estimates of future anticipated revenues, estimates of box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews. As disclosed in Note 3 to the consolidated financial statements, the unamortized balance related to completed and not released and in progress theatrical films was $532.5 million at March 31, 2024. For television programs, the discounted cash flow analysis used in the impairment evaluation includes key inputs such as estimates of future anticipated revenue, as discussed above. See further discussion of Valuation Assumptions below.
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
As a result of the Media Networks restructuring initiatives discussed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", we recorded content impairment charges related to the Media Networks segment in fiscal 2024 and fiscal 2023 of $364.5 million and $379.3 million, respectively, which are included in restructuring and other in the consolidated statement of operations (see Note 3 and Note 15 to our consolidated financial statements). We have incurred impairment charges from the inception of the plan through March 31, 2024 amounting to $743.8 million.
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
Goodwill and Indefinite-Lived Intangible Assets. At March 31, 2024, the carrying value of goodwill and indefinite-lived intangible assets was $811.2 million and nil, respectively, net of impairment charges recorded and reflecting the reassessment of the estimated useful life of our indefinite-lived intangible assets in the second quarter ended September 30, 2023, as further discussed below. Through September 30, 2023, our indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016 (see further discussion under Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment below). Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at March 31, 2024, were Motion Picture (goodwill of $399 million), Media Networks (no remaining goodwill balance subsequent to the impairment discussed below), and our Television (goodwill of $320 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessments:
Fiscal 2024. In the second quarter of fiscal 2024, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Media Networks segment, including its growth in subscribers and revenue worldwide, and the expanded restructuring activities discussed in Note 15 to the consolidated financial statements, along with recent market valuation multiples, we updated our quantitative impairment assessment for the Media Networks reporting unit goodwill based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included a weighted average perpetual nominal growth rate of 1.5%, at a weighted average cost of capital (discount rate) of 10.5%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.
Based on our quantitative impairment assessment, we determined that the fair value of our Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment, was less than its carrying value (after the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $493.9 million in the second quarter of fiscal 2024, representing all of the remaining Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the consolidated statement of operations.
For our annual goodwill impairment test for fiscal 2024, we performed qualitative goodwill impairment assessments for all our other reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units. See Note 6 to the consolidated financial statements for further information.
Fiscal 2023. In the second quarter of fiscal 2023, we updated our quantitative impairment assessment for all of our reporting units based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows, which included weighted average perpetual nominal growth rates ranging from 1.5% to 3.5%, at a weighted average cost of capital (discount rate) ranging from 10.5% to 13.0%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole. Based on our quantitative impairment assessment, the Company determined that the fair value of our reporting units exceeded the carrying values for all of our reporting units, except the Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion in the second quarter of fiscal 2023, related to our Media Networks reporting unit goodwill. Since the impairment charge reduced the carrying value of the Media Networks reporting unit to its fair value, at September 30, 2022 the fair value and carrying value of the Media Networks reporting unit were equal and thus it continued to be considered "at risk" of impairment.
Management will continue to monitor all of its reporting units for further changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the global economy; consumer consumption levels of our content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of strikes of unions on our ability to produce, acquire and distribute our content; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; and changes in consumer behavior. If our assumptions are not realized, it is possible that additional impairment charges may need to be recorded in the future.
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
Through September 30, 2023, our indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016, amounting to $250.0 million related to the Media Networks reporting unit before the impairment charge recorded in the second quarter of fiscal 2024 discussed below.
During the second quarter of fiscal 2024, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. The fair value of the Company's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of our trade names, we recorded an impairment charge of $170.0 million in the second quarter of fiscal 2024 related to the Company's Starz business, which was recorded in the "goodwill and intangible asset impairment" line item in the consolidated statement of operations.
After the Company performed its quantitative impairment assessment, during the second quarter ended September 30, 2023, the Company then reassessed the estimated useful life of the trade names with a remaining carrying value of $80.0 million, net of the impairment charge discussed above. The Company concluded that based upon the most recent factors, including current macro and microeconomic conditions, market competition and historical Company and industry trends, the trade names now have a finite estimated remaining useful life of 10 years. Accordingly, beginning October 1, 2023, the trade names are being accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life. This resulted in an increase to amortization expense of $4.0 million for the fiscal year ended March 31, 2024 with a corresponding reduction of income before income taxes, net loss, and net loss attributable to Lions Gate Entertainment Corp. shareholders. This resulted in an increase to basic and diluted net loss per share for the fiscal year ended March 31, 2024 by $0.02 per share. There was no tax benefit from the change due to changes in the Company’s valuation allowance on deferred taxes.
As of March 31, 2024, the Company did not have any indefinite-lived intangible assets.
Finite-Lived Intangible Assets. At March 31, 2024, the carrying value of our finite-lived intangible assets was $991.8 million. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $909.1 million. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Beginning October 1, 2023, our finite-lived intangible assets also include the trade names previously accounted for as indefinite-lived intangible assets as discussed above.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2023 and fiscal 2024, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, and continuing difficult macro and microeconomic conditions, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax provision. As of March 31, 2024, we have a valuation allowance of $808.3 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
Our income tax benefit (provision) differs from the U.S. federal statutory income tax rate of 21% and is affected by many factors, including the overall level of income (loss) before taxes and its mix across the jurisdictions in which we conduct operations, changes in tax laws and regulations, changes in valuation allowances against our deferred tax assets, changes in unrecognized tax benefits, tax planning strategies available to us, and other discrete items.
Recent Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for a discussion of recent accounting guidance.

RESULTS OF OPERATIONS
Fiscal 2024 Compared to Fiscal 2023
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the fiscal years ended March 31, 2024 and 2023. Due to the acquisition of eOne, fiscal 2024 includes the results of operations of eOne from the acquisition date of December 27, 2023, see Note 2 to our consolidated financial statements for further details.

	Year Ended
	March 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$1,656.3	$1,323.7	$332.6	25.1%
Television Production	1,330.1	1,760.1	(430.0)	(24.4)%
Total Studio Business	2,986.4	3,083.8	(97.4)	(3.2)%
Media Networks	1,576.4	1,546.5	29.9	1.9%
Intersegment eliminations	(545.9)	(775.5)	229.6	(29.6)%
Total revenues	4,016.9	3,854.8	162.1	4.2%
Expenses:
Direct operating	2,189.2	2,312.5	(123.3)	(5.3)%
Distribution and marketing	911.4	801.7	109.7	13.7%
General and administration	490.5	531.1	(40.6)	(7.6)%
Depreciation and amortization	192.2	180.3	11.9	6.6%
Restructuring and other	508.5	411.9	96.6	23.5%
Goodwill and intangible asset impairment	663.9	1,475.0	(811.1)	(55.0)%
Total expenses	4,955.7	5,712.5	(756.8)	(13.2)%
Operating loss	(938.8)	(1,857.7)	918.9	(49.5)%
Interest expense	(269.8)	(221.2)	(48.6)	22.0%
Interest and other income	22.1	6.4	15.7	245.3%
Other expense	(26.9)	(26.9)	—	—%
Gain on extinguishment of debt	19.9	57.4	(37.5)	(65.3)%
Gain on investments, net	3.5	44.0	(40.5)	(92.0)%
Equity interests income	8.7	0.5	8.2	1,640.0%
Loss before income taxes	(1,181.3)	(1,997.5)	816.2	(40.9)%
Income tax benefit (provision)	65.0	(21.3)	86.3	(405.2)%
Net loss	(1,116.3)	(2,018.8)	902.5	(44.7)%
Less: Net loss attributable to noncontrolling interest	13.4	8.6	4.8	55.8%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(1,102.9)	$(2,010.2)	$907.3	(45.1)%
_______________________
nm - Percentage not meaningful.
Revenues. Consolidated revenues increased $162.1 million in fiscal 2024 reflecting an increase of $29.9 million from our Media Networks business, and a decrease of $97.4 million from our Studio Business, which was more than offset by lower intersegment eliminations of $229.6 million. Studio Business revenues for fiscal 2024 included approximately $113.8 million of revenues from eOne from the acquisition date of December 27, 2023. Intersegment eliminations relate to the licensing of product from our Studio Business to the Media Networks segment.

Motion Picture revenue increased $332.6 million in fiscal 2024 due to increased home entertainment revenue driven by John Wick: Chapter 4 and The Hunger Games: The Ballad of Songbirds & Snakes, increased theatrical and international revenue primarily from The Hunger Games: The Ballad of Songbirds & Snakes, and higher television and other revenue. Motion Picture revenues for fiscal 2024 included approximately $19.5 million of revenues from eOne from the acquisition date of December 27, 2023. Motion Picture revenue included $128.2 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $84.0 million from fiscal 2023.
Television Production revenue decreased $430.0 million due to decreased domestic television revenue from lower intersegment revenues from the licensing of Starz original series and lower third-party domestic television revenue, and decreased international, other, and home entertainment revenue. Television Production revenues for fiscal 2024 included approximately $94.3 million of revenues from eOne from the acquisition date of December 27, 2023. Television Production revenue included $417.7 million of revenue from licensing Television Production segment product to our Media Networks segment, representing a decrease of $313.6 million from fiscal 2023.
The decrease in intersegment eliminations of $229.6 million is primarily associated with lower Television Production revenues of $313.6 million for licenses of original series to Starz Networks and LIONSGATE+, both in the Media Networks segment as discussed above, partially offset by higher Motion Picture revenues of $84.0 million reflecting the licensing of certain recent theatrical releases to Starz.
Media Networks revenue increased $29.9 million, and reflected increased revenue at LIONSGATE+ of $60.3 million, offset by a decrease of $30.4 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the fiscal years ended March 31, 2024 and 2023:

	Year Ended March 31,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$796.0	48.1%	$666.5	50.4%	$129.5	19.4%
Television Production	1,090.1	82.0	1,541.5	87.6	(451.4)	(29.3)%
Total Studio Business	1,886.1	63.2	2,208.0	71.6	(321.9)	(14.6)%
Media Networks	795.5	50.5	846.8	54.8	(51.3)	(6.1)%
COVID-19 related charges (benefit)	(1.0)	nm	(11.6)	nm	10.6	(91.4)%
Other	2.8	nm	9.4	nm	(6.6)	(70.2)%
Intersegment eliminations	(494.2)	nm	(740.1)	nm	245.9	(33.2)%
	$2,189.2	54.5%	$2,312.5	60.0%	$(123.3)	(5.3)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in fiscal 2024, due to lower direct operating expenses of our Studio Business and the Media Networks segment, partially offset by lower intersegment eliminations. The decrease at the Studio Business reflects lower direct operating expenses of the Television Production segment due to lower revenues from Television Production, partially offset by higher direct operating expenses of the Motion Picture segment due to higher Motion Picture revenues. The decrease in Media Networks direct operating expense was driven by decreases at Starz Networks of $29.4 million due to lower programming cost amortization, and LIONSGATE+ of $21.9 million due to lower programming cost amortization from the territories exited, or to be exited, and a benefit from foreign exchange gains in fiscal 2024 as compared to foreign exchange losses in fiscal 2023 at LIONSGATE+. The decrease in intersegment eliminations is due to lower Television Production revenue from licenses of original series to Starz Networks and LIONSGATE+, as discussed above. See further discussion in the Segment Results of Operations section below.

COVID-19 Related Charges (Benefit). In fiscal 2024, direct operating expense included a benefit of $1.0 million, reflecting COVID related costs net of insurance recoveries of $1.2 million (fiscal 2023 - benefit of $11.6 million, net of insurance recoveries of $14.1 million). Direct operating expenses related to the COVID-19 global pandemic have been declining and are expected to continue to decline as the severity of the COVID-19 global pandemic continues to lessen. We are in the process of seeking additional insurance recovery for some of the costs incurred. The ultimate amount of insurance recovery cannot be estimated at this time.

Other. Other direct operating expense includes share-based compensation, and in fiscal 2023, other direct operating expenses also includes approximately $7.2 million in development costs written off in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment, as a result of changes in strategy across its theatrical slate. These charges are excluded from segment operating results but included in direct operating expense in the consolidated statement of operations and reflected in the "other" line item above.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the fiscal years ended March 31, 2024 and 2023:

	Year Ended March 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business
Motion Picture	$427.0	$270.9	$156.1	57.6%
Television Production	35.3	33.3	2.0	6.0%
Total Studio Business	462.3	304.2	158.1	52.0%
Media Networks	451.1	496.5	(45.4)	(9.1)%
Other	0.8	0.7	0.1	14.3%
Intersegment eliminations	(2.8)	0.3	(3.1)	nm
	$911.4	$801.7	$109.7	13.7%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$277.7	$149.8	$127.9	85.4%
_______________________
nm - Percentage not meaningful.
Distribution and marketing expenses increased in fiscal 2024 due to higher Studio Business distribution and marketing expense, partially offset by lower Media Networks distribution and marketing expense. The increase at the Studio Business primarily reflects greater Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in fiscal 2024. The decrease in Media Networks distribution and marketing expense was due to a decrease at LIONSGATE+ of $48.1 million primarily due to a decrease in distribution and advertising expenses from the territories exited, or to be exited, partially offset by a slight increase at Starz Networks of $2.7 million. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the fiscal years ended March 31, 2024 and 2023:

	Year Ended
	March 31,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$113.9		$109.8		$4.1	3.7%
Television Production	57.9		51.9		6.0	11.6%
Total Studio Business	171.8		161.7		10.1	6.2%
Media Networks	93.4		96.4		(3.0)	(3.1)%
Corporate	136.1		122.9		13.2	10.7%
Share-based compensation expense	77.6		95.4		(17.8)	(18.7)%
Purchase accounting and related adjustments	11.6		54.7		(43.1)	(78.8)%
Total general and administrative expenses	$490.5	12.2%	$531.1	13.8%	$(40.6)	(7.6)%

General and administrative expenses decreased in fiscal 2024, resulting from decreased purchase accounting and related adjustments, share-based compensation expense and Media Networks general and administrative expenses, partially offset by increased Studio Business and corporate general and administrative expenses. Studio Business general and administrative expenses for fiscal 2024 included approximately $7.5 million from eOne from the acquisition date of December 27, 2023. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $13.2 million, or 10.7%, primarily due to an increase in incentive based compensation and approximately $4.0 million allocated corporate general and administrative expenses from eOne from the acquisition date of December 27, 2023.
The decrease in share-based compensation expense included in general and administrative expense in fiscal 2024, as compared to fiscal 2023 is primarily due to a decrease in the number of share-based payment awards incurring expense in fiscal 2024 as compared to fiscal 2023. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2024	2023
	(Amounts in millions)
Share-based compensation expense included in:
General and administrative expense	$77.6	$95.4
Restructuring and other(1)	9.4	4.2
Direct operating expense	2.8	1.7
Distribution and marketing expense	0.8	0.7
Total share-based compensation expense	$90.6	$102.0
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charges for the accretion of the noncontrolling interest discount and the amortization of the recoupable portion of the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $43.1 million, or 78.8%, primarily due to lower noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment of $23.5 million associated with decreased earnings of 3 Arts Entertainment in fiscal 2024 due to production delays as a result of the industry strikes, and a lower noncontrolling interest ownership percentage a result of our acquisition of an additional interest in 3 Arts Entertainment (see Note 11 to our consolidated financial statements).

In addition, purchase accounting and related adjustments decreased due to lower noncontrolling interest discount amortization of $13.2 million, and decreased amortization of the recoupable portion of the purchase price of 3 Arts Entertainment of $6.4 million, due to the amortization periods ending in November 2022 and May 2023, respectively.
Depreciation and Amortization Expense. Depreciation and amortization of $192.2 million for fiscal 2024 increased $11.9 million from $180.3 million in fiscal 2023 due to increased depreciation expense related to software in fiscal 2024 and increased amortization expense of $4.0 million associated with the change in estimated useful life of the Starz trade names, as described in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies", Goodwill and Indefinite-Lived Intangible Assets.
Restructuring and Other. Restructuring and other increased $96.6 million in fiscal 2024 as compared to fiscal 2023, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the fiscal years ended March 31, 2024 and 2023 (see Note 15 to our consolidated financial statements):

	Year Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$377.3	$385.2	$(7.9)	(2.1)%
Severance(2)
Cash	37.2	$18.0	19.2	106.7%
Accelerated vesting on equity awards (see Note 13 to our consolidated financial statements)	9.4	4.2	5.2	123.8%
Total severance costs	46.6	22.2	24.4	109.9%
COVID-19 related charges	—	0.1	(0.1)	(100.0)%
Transaction and other costs(3)	84.6	4.4	80.2	nm
	$508.5	$411.9	$96.6	23.5%
_______________________
nm - Percentage not meaningful.
(1)Media Networks Restructuring: As a result of the Media Networks restructuring initiatives discussed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the Company recorded content impairment charges related to the Media Networks segment in the fiscal year ended March 31, 2024 of $364.5 million (fiscal year ended March 31, 2023 - $379.3 million). See Note 15 to our consolidated financial statements.

Other Impairments: Amounts in the fiscal year ended March 31, 2024 also include $12.8 million of development costs written off in connection with changes in strategy in the Television Production segment as a result of the acquisition of eOne.

Amounts in the fiscal year ended March 31, 2023 also include an impairment of an operating lease right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease that will no longer be utilized by the Company.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives. In the fiscal year ended March 31, 2024, amounts were due to restructuring activities including integration of the acquisition of eOne, LIONSGATE+ international restructuring and our Motion Picture and Television Production segments.
(3)Amounts in the fiscal years ended March 31, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In fiscal 2024, these amounts include $49.2 million associated with the acquisition of additional interest in 3 Arts Entertainment. Due to the new arrangement representing a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million, representing the excess of the fair value of the modified award over amounts previously expensed. See Note 11 to our consolidated financial statements for further information. In addition, transaction and other costs in fiscal 2024 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. The Company expects to recover a portion of this amount under its insurance coverage and from the noncontrolling interest holders of this entity. Transaction and other costs in fiscal 2024 also include a benefit of $5.4 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the LIONSGATE+ international restructuring. The remaining amounts in fiscal 2024 primarily represent acquisition and integration costs related to the acquisition of eOne, and costs associated with the separation of the Starz Business from the Studio Business. In fiscal 2023, transaction and other costs include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
Goodwill and Intangible Asset Impairment. Goodwill and intangible asset impairment of $663.9 million for the fiscal year ended March 31, 2024 included goodwill impairment of $493.9 million and impairment of our indefinite-lived trade names of $170.0 million related to the Media Networks reporting unit, as compared to goodwill impairment of $1.475 billion for the fiscal year ended March 31, 2023 related to the Media Networks reporting unit. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates", Goodwill and Indefinite-Lived Intangible Assets and Note 6 to our consolidated financial statements).
Interest Expense. Interest expense of $269.8 million in fiscal 2024 increased $48.6 million from fiscal 2023 due to higher average interest rates and balances on variable rate corporate debt and film related obligations, partially offset by a larger benefit from the interest rate swaps and lower expense from the Senior Notes due to repurchases in fiscal 2024. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2024 and 2023:

	Year Ended
	March 31,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$43.0	$12.9
Term loans	90.6	63.0
Senior Notes	39.8	51.8
Other(1)	68.1	67.8
	241.5	195.5
Amortization of debt issuance costs and other non-cash interest(2)	28.3	25.7
Total interest expense	$269.8	$221.2
 ______________________
(1)Other interest expense includes payments associated with certain film related obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other, see Note 8 to our consolidated financial statements), and payments and receipts associated with the Company's interest rate swaps (Note 18 to our consolidated financial statements).
(2)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense (see Note 18 to our consolidated financial statements).
Interest and Other Income. Interest and other income of $22.1 million for the fiscal year ended March 31, 2024 increased as compared to interest and other income of $6.4 million for the fiscal year ended March 31, 2023, due to certain insurance recoveries in fiscal 2024.
Other Expense. Other expense of $26.9 million for fiscal 2024 was comparable to other expense of $26.9 million for fiscal 2023, and represented the loss recorded related to our monetization of accounts receivable programs (see Note 19 to our consolidated financial statements).
Gain on Extinguishment of Debt. Gain on extinguishment of debt of $19.9 million for fiscal 2024 represented a gain of $21.2 million associated with the repurchase of $85.0 million principal amount of 5.500% Senior Notes at a discount, partially offset by a loss of $1.3 million due to the write-off of issuance costs associated with the early prepayment of certain production loans.
In fiscal 2023, the gain on extinguishment of debt of $57.4 million represented a gain associated with the repurchase of $200.0 million principal amount of 5.500% Senior Notes at a discount, partially offset by the write-off of debt issuance costs associated with the voluntary prepayment of the entire outstanding amount of Term Loan A due March 22, 2023 and the repurchases of the 5.500% Senior Notes. See Note 7 to our consolidated financial statements.
Gain on Investments, net. Gain on investments, net was $3.5 million for fiscal 2024, as compared to gain on investments, net of $44.0 million for fiscal 2023, which primarily represented a gain associated with the sale of a portion of our ownership interest in STARZPLAY Arabia.
Equity Interests Income. Equity interests income of $8.7 million in fiscal 2024 increased from equity interests income of $0.5 million in fiscal 2023 due to higher income generated by our equity method investees.

Income Tax Benefit (Provision). We had an income tax benefit of $65.0 million in fiscal 2024, compared to an income tax provision of $(21.3) million in fiscal 2023. Our income tax benefit (provision) differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes. Additionally, our income tax benefit (provision) for fiscal 2024 was impacted by the settlement of a previously ongoing refund claim, which resulted in a tax benefit of $70.0 million.

At March 31, 2024, we had U.S. net operating loss carryforwards of approximately $1,330.6 million available to reduce future federal income taxes, certain of which expire beginning in 2037 through 2042, state net operating loss carryforwards of approximately $1,203.9 million available to reduce future state income taxes which expire in varying amounts beginning 2025, Canadian loss carryforwards of $361.6 million which will expire beginning in 2030, Luxembourg loss carryforwards of $504.3 million which will expire beginning in 2036, Spanish loss carryforwards of $96.1 million which will expire beginning in 2036, U.K. loss carryforwards of $95.1 million with no expiration, and other foreign jurisdiction loss carryforwards of $24.6 million which will expire beginning in 2028. In addition, at March 31, 2024, we had U.S. credit carryforwards related to foreign taxes paid of approximately $64.9 million to offset future federal income taxes that will expire beginning in 2025.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the fiscal year ended March 31, 2024 was $1,102.9 million, or basic and diluted net loss per common share of $4.77 on 233.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the fiscal year ended March 31, 2023 of $2,010.2 million, or basic and diluted net loss per common share of $8.82 on 227.9 million weighted average common shares outstanding.

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

The following table reconciles the GAAP measure, operating income (loss), to the non-GAAP measure, total segment profit, for the fiscal years ended March 31, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Year Ended
	March 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating loss	$(938.8)	$(1,857.7)	$918.9	(49.5)%
Corporate general and administrative expenses	136.1	122.9	13.2	10.7%
Goodwill and intangible asset impairment	663.9	1,475.0	(811.1)	(55.0)%
Adjusted depreciation and amortization	50.1	40.2	9.9	24.6%
Restructuring and other	508.5	411.9	96.6	23.5%
COVID-19 related charges (benefit)	(1.0)	(11.6)	10.6	(91.4)%
Programming and content charges	—	7.0	(7.0)	(100.0)%
Adjusted share-based compensation expense	81.2	97.8	(16.6)	(17.0)%
Purchase accounting and related adjustments	153.7	195.5	(41.8)	(21.4)%
Total segment profit	$653.7	$481.0	$172.7	35.9%

See Note 16 to our consolidated financial statements for further information on the reconciling line items above, and for reconciliations of depreciation and amortization and share-based compensation expense as presented on our consolidated statements of operations to adjusted depreciation and amortization and adjusted share-based compensation expense, respectively, as presented in the line items above.
We refer to our Motion Picture and Television Production segments collectively as our Studio Business. The table below sets forth the revenues and segment profit of our collective Studio Business and Media Networks segment.

	Year Ended
	March 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$1,656.3	$1,323.7	$332.6	25.1%
Television Production	1,330.1	1,760.1	(430.0)	(24.4)%
Total Studio Business	$2,986.4	$3,083.8	$(97.4)	(3.2)%
Media Networks	1,576.4	1,546.5	29.9	1.9%
Intersegment eliminations	(545.9)	(775.5)	229.6	(29.6)%
	$4,016.9	$3,854.8	$162.1	4.2%
Segment Profit
Studio Business
Motion Picture	$319.4	$276.5	$42.9	15.5%
Television Production	146.8	133.4	13.4	10.0%
Total Studio Business	$466.2	$409.9	$56.3	13.7%
Media Networks	236.4	106.8	129.6	121.3%
Intersegment eliminations	(48.9)	(35.7)	(13.2)	37.0%
Total Segment Profit	$653.7	$481.0	$172.7	35.9%
_______________________
nm - Percentage not meaningful.

See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the fiscal years ended March 31, 2024 and 2023:

	Year Ended
	March 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,656.3	$1,323.7	$332.6	25.1%
Expenses:
Direct operating expense	796.0	666.5	129.5	19.4%
Distribution & marketing expense	427.0	270.9	156.1	57.6%
Gross contribution	433.3	386.3	47.0	12.2%
General and administrative expenses	113.9	109.8	4.1	3.7%
Segment profit	$319.4	$276.5	$42.9	15.5%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$277.7	$149.8	$127.9	85.4%

Direct operating expense as a percentage of revenue	48.1%	50.4%

Gross contribution as a percentage of revenue	26.2%	29.2%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the fiscal years ended March 31, 2024 and 2023. Motion Picture revenues for fiscal 2024 included approximately $19.5 million of revenues from eOne from the acquisition date of December 27, 2023.

	Year Ended March 31,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$222.4	$4.1	$226.5	$115.6	$5.1	$120.7	$105.8
Home Entertainment
Digital Media	459.7	192.6	652.3	354.7	172.8	527.5	124.8
Packaged Media	57.3	26.7	84.0	35.8	34.7	70.5	13.5
Total Home Entertainment	517.0	219.3	736.3	390.5	207.5	598.0	138.3
Television	240.5	33.9	274.4	173.8	44.0	217.8	56.6
International	332.9	58.1	391.0	298.7	66.3	365.0	26.0
Other	19.8	8.3	28.1	15.1	7.1	22.2	5.9
	$1,332.6	$323.7	$1,656.3	$993.7	$330.0	$1,323.7	$332.6
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
Theatrical revenue increased $105.8 million in fiscal 2024, as compared to fiscal 2023, due to an increase of $106.8 million from Lionsgate Original Releases driven by the performance of our fiscal 2024 theatrical slate, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes, and to a lesser extent, Saw X. The increase was also, to a lesser extent, due to a greater number of theatrical slate releases in fiscal 2024 as compared to fiscal 2023.
Home entertainment revenue increased $138.3 million, or 23.1%, in fiscal 2024, as compared to fiscal 2023, due to higher digital media revenue of $124.8 million. The increase in digital media revenue was due to an increase from Lionsgate Original Releases of $105.0 million due to revenues from John Wick: Chapter 4 (fiscal 2023 theatrical slate title), The Hunger Games: The Ballad of Songbirds & Snakes and previous Hunger Games titles, and to a lesser extent, from a greater number of fiscal 2024 theatrical slate titles released on home entertainment digital media in fiscal 2024 as compared to fiscal 2023. The increase in digital media revenue was also due to an increase from Other Film of $19.8 million from our acquired library titles.
Television revenue increased $56.6 million, or 26.0%, in fiscal 2024, as compared to fiscal 2023, due to an increase from Lionsgate Original Releases of $66.7 million due to a greater number of television windows opening from our fiscal 2024 and fiscal 2023 theatrical slates than from our fiscal 2023 and fiscal 2022 theatrical slates in the prior fiscal year, and higher revenue recognized for those titles, and in particular, John Wick: Chapter 4, partially offset by a decrease from Other Film of $10.1 million primarily from our acquired library titles.
International revenue increased $26.0 million, or 7.1%, in fiscal 2024, as compared to fiscal 2023 due to an increase from Lionsgate Original Releases of $34.2 million driven by higher revenue generated from our fiscal 2024 and fiscal 2023 theatrical slate titles, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes, as compared to the revenue generated from our fiscal 2023 and fiscal 2022 theatrical slate titles in the prior fiscal year, partially offset by a lower revenue from direct-to-platform and multi-platform releases. The increase in Lionsgate Original Releases was partially offset by a decrease from Other Film of $8.0 million from our acquired library titles.
Direct Operating Expense. The increase in direct operating expenses is due to higher motion picture revenue in fiscal 2024. Direct operating expenses as a percentage of motion picture revenue decreased slightly and is driven by the change in the mix of titles and product categories generating revenue in fiscal 2024 as compared to fiscal 2023, in particular the lower amortization rate of our fiscal 2024 theatrical slate as compared to our fiscal 2023 theatrical slate. Investment in film write-downs included in Motion Picture segment direct operating expense in fiscal 2024 were $34.6 million, as compared to $6.2 million in fiscal 2023.
Distribution and Marketing Expense. The increase in distribution and marketing expense in fiscal 2024 is due primarily to higher theatrical P&A and Premium VOD expense associated with the theatrical slate releases in fiscal 2024. In the fiscal year ended March 31, 2024 approximately $26.2 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $23.2 million in the fiscal year ended March 31, 2023. We expect Motion Picture distribution and marketing expense in fiscal 2025 to decrease as compared to fiscal 2024.
Gross Contribution. Gross contribution of the Motion Picture segment for fiscal 2024 increased $47.0 million, or 12.2%, as compared to fiscal 2023 due to higher Motion Picture revenue, partially offset by higher distribution and marketing expense and direct operating expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment increased $4.1 million, or 3.7%, primarily due to an increase in incentive based compensation.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the fiscal years ended March 31, 2024 and 2023:

	Year Ended
	March 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,330.1	$1,760.1	$(430.0)	(24.4)%
Expenses:
Direct operating expense	1,090.1	1,541.5	(451.4)	(29.3)%
Distribution & marketing expense	35.3	33.3	2.0	6.0%
Gross contribution	204.7	185.3	19.4	10.5%
General and administrative expenses	57.9	51.9	6.0	11.6%
Segment profit	$146.8	$133.4	$13.4	10.0%

Direct operating expense as a percentage of revenue	82.0%	87.6%

Gross contribution as a percentage of revenue	15.4%	10.5%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the fiscal years ended March 31, 2024 and 2023. Television Production revenues for fiscal 2024 included approximately $94.3 million of revenues from eOne from the acquisition date of December 27, 2023.

	Year Ended
	March 31,		Change
	2024	2023	Amount	Percent
Television Production	(Amounts in millions)
Television	$788.5	$1,144.3	$(355.8)	(31.1)%
International	228.8	277.7	(48.9)	(17.6)%
Home Entertainment
Digital	240.6	241.7	(1.1)	(0.5)%
Packaged Media	2.0	3.3	(1.3)	(39.4)%
Total Home Entertainment	242.6	245.0	(2.4)	(1.0)%
Other	70.2	93.1	(22.9)	(24.6)%
	$1,330.1	$1,760.1	$(430.0)	(24.4)%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue decreased $355.8 million, or 31.1% in fiscal 2024 as compared to fiscal 2023, due to a decrease of $243.4 million from intersegment revenues from the licensing of fewer Starz original series to Starz Networks, and lower third-party revenue from fewer television episodes delivered, which were unfavorably impacted by the WGA and SAG-AFTRA strikes. These decreases in domestic television revenue were partially offset by an increase of approximately $83.2 million for revenues from eOne from the acquisition date of December 27, 2023.
International revenue in fiscal 2024 decreased $48.9 million, or 17.6%, as compared to fiscal 2023, due to a decrease of $90.6 million from intersegment revenues from the licensing of fewer Starz original series to LIONSGATE+, partially offset by an increase from third-party revenue, which included significant revenue from The Continental - Season 1, and an increase of approximately $7.7 million for revenues from eOne from the acquisition date of December 27, 2023.
Home entertainment revenue in fiscal 2024 was comparable to fiscal 2023.
Other revenue in fiscal 2024 decreased $22.9 million, or 24.6% as compared to fiscal 2023, and primarily reflects lower revenue of 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management and was unfavorably impacted by the WGA and SAG-AFTRA strikes.
Direct Operating Expense. Direct operating expense of the Television Production segment in fiscal 2024 decreased $451.4 million, or 29.3%, due to the decrease in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased as compared to fiscal 2023, primarily due to the mix of titles generating revenue in fiscal 2024 as compared to fiscal 2023, and in particular, fiscal 2024 included significant revenue from The Continental which has a lower amortization rate as compared to the titles generating revenue in fiscal 2023. Investment in film and television programs write-downs included in Television Production segment direct operating expense in fiscal 2024 were $8.4 million as compared to $4.6 million in fiscal 2023.
Gross Contribution. Gross contribution of the Television Production segment for fiscal 2024 increased by $19.4 million as compared to fiscal 2023 due to lower television production revenue, which was more than offset by lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $6.0 million, or 11.6%. Television Production general and administrative expenses for fiscal 2024 included $6.0 million from eOne from the acquisition date of December 27, 2023.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the fiscal years ended March 31, 2024 and 2023:

	Year Ended
	March 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,576.4	$1,546.5	$29.9	1.9%
Expenses:
Direct operating expense	795.5	846.8	(51.3)	(6.1)%
Distribution & marketing expense	451.1	496.5	(45.4)	(9.1)%
Gross contribution	329.8	203.2	126.6	62.3%
General and administrative expenses	93.4	96.4	(3.0)	(3.1)%
Segment profit	$236.4	$106.8	$129.6	121.3%

Direct operating expense as a percentage of revenue	50.5%	54.8%

Gross contribution as a percentage of revenue	20.9%	13.1%

The following table sets forth the Media Networks segment profit by product line:

	Year Ended			Year Ended
	March 31, 2024			March 31, 2023
	Starz Networks	LIONSGATE+	Total Media Networks	Starz Networks	LIONSGATE+	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,365.4	$211.0	$1,576.4	$1,395.8	$150.7	$1,546.5
Expenses:
Direct operating expense	666.1	129.4	795.5	695.5	151.3	846.8
Distribution & marketing expense	415.1	36.0	451.1	412.4	84.1	496.5
Gross contribution	284.2	45.6	329.8	287.9	(84.7)	203.2
General and administrative expenses	78.1	15.3	93.4	69.6	26.8	96.4
Segment profit	$206.1	$30.3	$236.4	$218.3	$(111.5)	$106.8

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

	Actual		Pro Forma(1)
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
	(Amounts in millions)
Starz Domestic
OTT Subscribers	12.59	12.25	12.59	12.25
Linear Subscribers	6.76	8.02	6.76	8.02
Total	19.35	20.27	19.35	20.27
LIONSGATE+
OTT Subscribers(1)	3.87	5.65	3.31	3.47
Linear Subscribers	1.67	1.80	1.66	1.81
Total	5.54	7.45	4.97	5.28
Total Starz
OTT Subscribers(1)	16.46	17.90	15.90	15.72
Linear Subscribers	8.43	9.82	8.42	9.83
Total Starz	24.89	27.72	24.32	25.55
STARZPLAY Arabia(2)	3.22	2.55	3.22	2.55
Total Domestic and International Subscribers(1)	28.11	30.27	27.54	28.10

Subscribers by Platform:
OTT Subscribers(1)(3)	19.68	20.45	19.12	18.27
Linear Subscribers	8.43	9.82	8.42	9.83
Total Global Subscribers(1)	28.11	30.27	27.54	28.10

Supplemental Subscriber Information:
Starz North America(4)
OTT Subscribers	13.38	12.95	13.38	12.95
Linear Subscribers	8.42	9.83	8.42	9.83
Total	21.80	22.78	21.80	22.78
___________________
(1)Pro forma amounts exclude OTT subscribers for the international territories exited or to be exited in Australia, Continental Europe, Japan, Latin America and the U.K. amounting to 0.57 million and 2.17 million at March 31, 2024 and 2023, respectively.
(2)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(3)OTT subscribers includes subscribers of STARZPLAY Arabia, as presented above.
(4)Starz North America subscribers include subscribers in the U.S. (as presented in the "Starz Domestic" line item) and Canada (included in the LIONSGATE+ subscriber amounts in the table above).

Revenue. Media Networks revenue increased $29.9 million and reflected increased revenue at LIONSGATE+ of $60.3 million, partially offset by a decrease of $30.4 million at Starz Networks. Starz Networks' revenue decreased $30.4 million primarily because of declines in revenue of $81.0 million from traditional linear services, which were offset by higher OTT revenue of $52.4 million resulting from a price increase initiated at the end of June 2023 and fully implemented during the quarter ended September 30, 2023, and growth in OTT subscribers of 0.34 million since March 31, 2023. The LIONSGATE+ revenue of $211.0 million for fiscal 2024 includes $166.4 million from the LIONSGATE+ territories exited, or to be exited in Australia, Continental Europe, Japan, Latin America and the U.K. (the "Exiting Territories"). The increase in revenue at LIONSGATE+, was primarily due to an increase in revenue from the Exiting Territories of approximately $44.4 million, which was primarily the result of a modification to shorten a long-term distribution contract in Latin America resulting from the decision to exit the Latin American markets. In addition, the increase was due to revenue from the distribution of certain Starz Originals and licensed content to third-party distributors outside of the Starz Platforms in ancillary markets of approximately $15.6 million.
During fiscal 2024 and fiscal 2023, the following original series premiered on STARZ:

Year Ended March 31, 2024		Year Ended March 31, 2023
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Blindspotting Season 2	April 14, 2023	Gaslit	April 24, 2022
Run the World Season 2	May 26, 2023	P-Valley Season 2	June 3, 2022
Outlander Season 7A	June 16, 2023	Becoming Elizabeth Season 1	June 12, 2022
		Who is Ghislaine Maxwell	June 26, 2022
Second Quarter:		Second Quarter:
Minx Season 2	July 21, 2023	Power Book III: Raising Kanan Season 2	August 14, 2022
Heels Season 2	July 28, 2023	Serpent Queen Season 1	September 11, 2022
Men in Kilts Season 2	August 11, 2023
Power Book IV: Force Season 2	July 28, 2023	Third Quarter:
Third Quarter:		Step Up Season 3	October 16, 2022
Shining Value Season 2	October 13, 2023	Dangerous Liaisons Season 1	November 6, 2022
Power Book III: Raising Kanan Season 3	December 1, 2023
Fourth Quarter:		Fourth Quarter:
Hightown Season 3	January 26, 2024	BMF - Black Mafia Family Season 2	January 6, 2023
BMF - Black Mafia Family Season 3	March 1, 2024	Party Down Season 3	February 24, 2023
		Power Book II: Ghost Season 3	March 17, 2023

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
The decrease in Media Networks direct operating expenses is due to decreases at Starz Networks of $29.4 million and LIONSGATE+ of $21.9 million in fiscal 2024. The decrease in Starz Networks direct operating expense was due primarily to lower programming cost amortization of $27.8 million related to library content, $16.3 million related to theatrical releases under our programming output agreements, partially offset by an increase of $9.7 million related to our Starz Originals, and a benefit in fiscal 2023 of $10.0 million associated with the modification of a content licensing arrangement. Direct operating expenses at LIONSGATE+ decreased in the Exiting Territories as a result of lower programming cost amortization and operating costs of approximately $31.9 million and lower expense of approximately $6.1 million related to foreign exchange gains in fiscal 2024 compared to foreign exchange losses in fiscal 2023, partially offset by higher amortization of investment in films and television programs of $11.5 million associated with the distribution of Starz Originals and licensed content to third-party distributors outside of the Starz Platforms in ancillary markets. The LIONSGATE+ direct operating expense of $129.4 million for fiscal 2024 includes $92.8 million from the Exiting Territories.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $48.1 million at LIONSGATE+ primarily due to a decrease in distribution and advertising expenses from the Exiting Territories, partially offset by an increase of $2.7 million at Starz Networks. The LIONSGATE+ distribution and marketing expense of $36.0 million for fiscal 2024 includes $27.4 million from the Exiting Territories.
Gross Contribution. The increase in gross contribution compared to the fiscal year ended March 31, 2023 was due to increased gross contribution at LIONSGATE+ of $130.3 million, partially offset by a decrease at Starz Networks of $3.7 million. The increased gross contribution was driven by higher revenue, primarily the result of a modification to shorten a long-term distribution contract in Latin America, and lower direct operating expense and distribution and marketing expense at LIONSGATE+, as described above. The positive gross contribution related to the Exiting Territories was approximately $46.0 million for fiscal 2024.
General and Administrative Expense. General and administrative expenses in the fiscal year ended March 31, 2024 decreased from fiscal 2023, due to decreases of $11.5 million at LIONSGATE+, partially offset by increases of $8.5 million at Starz Networks.

Liquidity and Capital Resources

Sources of Cash
Our liquidity and capital requirements in fiscal 2024 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of March 31, 2024, we had cash and cash equivalents of $314.0 million.
As discussed under Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", on May 13, 2024, the Company closed the Business Combination Agreement, and Lionsgate Studios became a separate publicly traded company and its common shares commenced trading on Nasdaq under the symbol "LION" on May 14, 2024. As a result, approximately 87.2% of the total shares of Lionsgate Studios continue to be held by the Company, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.8% of Lionsgate Studios. In addition to establishing Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $350.0 million of gross proceeds to the Company, including $274.3 million in PIPE financing. Of the total gross proceeds, approximately $330.0 million was received at or shortly after the closing of the Business Combination, with the remaining $20.0 million expected to be received shortly. The net proceeds will be used to pay down amounts outstanding under the Term Loan A and Term Loan B pursuant to the Credit Agreement.
Corporate Debt
Our corporate debt at March 31, 2024, excluding film related obligations discussed further below, consisted of the following:

•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with $575.0 million outstanding at March 31, 2024) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $399.3 million outstanding at March 31, 2024.

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
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $819.2 million outstanding at March 31, 2024.
•Senior Notes: We have $715.0 million outstanding of 5.500% senior notes due 2029 (the "5.500% Senior Notes") at March 31, 2024. See Note 21 to our consolidated financial statements for the 5.500% Senior Notes exchange transaction completed in May 2024.

See Note 7 to our consolidated financial statements for a discussion of our corporate debt.
Film Related Obligations
We utilize our film related obligations to fund our film and television productions or licenses. Our film related obligations at March 31, 2024 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At March 31, 2024, there was $1,292.2 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the licensing of film and television programs that we license, related to our Media Networks business. The Company's programming notes outstanding were fully repaid in fiscal 2024.
•Production Tax Credit Facility: We have a $260.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). As of March 31, 2024, tax credit receivables amounting to $341.4 million represented collateral related to the Production Tax Credit Facility. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At March 31, 2024, there was $260.0 million outstanding under the Production Tax Credit Facility.
•IP Credit Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain acquired library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At March 31, 2024, there was $109.9 million outstanding under the IP Credit Facility.

•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 14, 2027. As of March 31, 2024, there was $175.0 million outstanding under the Backlog Facility.
◦Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of March 31, 2024, there was $112.3 million outstanding under the "other" loans, of which $24.1 million has a contractual repayment date in July 2025 and $88.2 million has a contractual repayment date in April 2027. As of March 31, 2024, accounts receivable amounting to $47.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at March 31, 2024 amounting to $84.5 million represented collateral related to the "other" loans.
See Note 8 to our consolidated financial statements for a discussion of our film related obligations.
Accounts Receivable Monetization and Governmental Incentives
Our accounts receivable monetization programs include individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers, and previously have included a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions.
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
Redeemable Noncontrolling Interests. In addition, the Company has a redeemable noncontrolling interest balance of $123.3 million as of March 31, 2024 related to its acquisition of a controlling interest, consisting of a limited liability company interest, in each of Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 11 to our consolidated financial statements).
•3 Arts Entertainment. As of March 31, 2023, the Company had a redeemable noncontrolling interest representing 49% of 3 Arts Entertainment. The noncontrolling interest was subject to put and call options at fair value that were exercisable during the quarter ended December 31, 2023. On January 2, 2024, the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest for approximately $194 million. In addition, the Company purchased certain profit interests held by certain managers and entered into certain option rights agreements, which replaced the put and call rights discussed above by providing noncontrolling interest holders the right to sell to the Company and the Company the right to purchase their remaining (24%) interest beginning in January 2027.

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
Under the current Media Networks business restructuring plan and ongoing strategic review previously discussed under Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the net future cash outlay is estimated to range from approximately $80 million to $90 million, which includes contractual commitments on content in territories being exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. As we continue to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the announced plan to separate the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, we may decide to expand our restructuring plan and exit additional territories or remove certain content off its platform in the future. We may incur additional content impairment and other restructuring charges beyond the estimates above.
In the short-term, we currently expect that our cash requirements for productions will increase and our marketing spend will decrease in fiscal 2025 as compared to fiscal 2024.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability of our Production Tax Credit Facility, IP Credit Facility and Backlog Facility and other financing obligations, available production, license or intellectual property financing, and proceeds from equity financing (see Note 21 to our audited consolidated financial statements), will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next 12 months and beyond, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of March 31, 2024 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2024 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility(2)	$575.0	$—	$575.0
Term Loan A(2)	399.3	41.1	358.2
Term Loan B	819.2	819.2	—
5.500% Senior Notes(3)	715.0	—	715.0
Film related obligations(4)	1,949.4	1,393.1	556.3
Content related payables(5)	233.4	190.0	43.4
Operating lease obligations(6)	438.5	53.4	385.1
	5,129.8	2,496.8	2,633.0
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(7)	619.6	452.8	166.8
Interest payments(8)	380.4	165.6	214.8
Other contractual obligations	538.6	157.7	380.9
	1,538.6	776.1	762.5
Total future repayment of debt and other commitments under contractual obligations (9)	$6,668.4	$3,272.9	$3,395.5
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
(3)See Note 21 to our consolidated financial statements for further information on our 5.500% Senior Notes exchanged.
(4)See Note 8 to our consolidated financial statements for further information on our film related obligations.
(5)Content related payables include minimum guarantees and accrued licensed program rights obligations included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.
(6)See Note 9 to our consolidated financial statements for further information on leases.
(7)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, program rights commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition. See Note 17 to our consolidated financial statements for further information.
(8)Includes cash interest payments on our corporate debt, and film related obligations, based on the applicable SOFR interest rates at March 31, 2024, net of payments and receipts from the Company's interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(9)Not included in the amounts above are $123.3 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11 to our consolidated financial statements).

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2024, the Company was in compliance with all applicable covenants.

The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2024, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the fiscal year ended March 31, 2024, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At March 31, 2024, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $1,116.3 million and accumulated deficit of $3,576.7 million were deemed free of restrictions from paying dividends at March 31, 2024.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash increased by $59.6 million for the fiscal year ended March 31, 2024 and decreased by $68.8 million for the fiscal year ended March 31, 2023, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the fiscal years ended March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2024	2023	Net Change
	(Amounts in millions)
Net Cash Flows Provided By (Used In) Operating Activities	$396.8	$(114.3)	$511.1

Cash flows provided by operating activities for the fiscal year ended March 31, 2024 were $396.8 million compared to cash flows used in operating activities of $114.3 million for the fiscal year ended March 31, 2023. The increase in cash provided by operating activities is due to greater cash provided by changes in operating assets and liabilities of $421.9 million. The greater cash provided by changes in operating assets and liabilities was driven by lower cash used for investment in film and television programs and program rights, and greater proceeds from decreases in accounts receivable, net, partially offset by greater decreases in accounts payable and accrued liabilities and lower increases in participations and residuals. Fiscal 2023 also included proceeds from the termination of interest rate swaps (see further discussion below for interest rate swap transactions in fiscal 2023).
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
Investing Activities. Cash flows used in investing activities for the fiscal years ended March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2024	2023
	(Amounts in millions)
Investing Activities:
Purchase of eOne, net of cash acquired (see Note 2)	$(331.1)	$—
Proceeds from the sale of equity method and other investments	5.2	46.3
Investment in equity method investees and other	(13.3)	(17.5)
Distributions from equity method investees and other	0.8	1.9
Increase in loans receivable	(3.7)	—
Capital expenditures	(34.7)	(49.0)
Net Cash Flows Used In Investing Activities	$(376.8)	$(18.3)
Cash flows used in investing activities of $376.8 million for the fiscal year ended March 31, 2024 compared to cash flows used in investing activities of $18.3 million for the fiscal year ended March 31, 2023, primarily due to cash used for the purchase of eOne, net of cash acquired, in fiscal 2024 and lower proceeds from the sale of equity method and other investments due to the sale of a portion of our ownership interest in STARZPLAY Arabia in fiscal 2023, partially offset by lower cash used for capital expenditures and investment in equity method investees and other.
Financing Activities. Cash flows provided by financing activities for the fiscal years ended March 31, 2024 and 2023 were as follows:

	Year Ended March 31,
	2024	2023
	(Amounts in millions)
Debt - borrowings	$3,145.0	$1,523.0
Debt - repurchases and repayments	(2,672.8)	(1,880.8)
Net proceeds from (repayments and repurchases of) debt	472.2	(357.8)

Film related obligations - borrowings	2,010.6	1,688.6
Film related obligations - repayments	(2,215.4)	(1,073.0)
Net proceeds from (repayments of) film related obligations	(204.8)	615.6

Other financing activities	(227.8)	(194.0)
Net Cash Flows Provided By Financing Activities	$39.6	$63.8
Cash flows provided by financing activities of $39.6 million for the fiscal year ended March 31, 2024 compared to cash flows provided by financing activities of $63.8 million for the fiscal year ended March 31, 2023.
Cash flows provided by financing activities for fiscal 2024 primarily reflects net proceeds from debt of $472.2 million in fiscal 2024, which included net borrowings under our revolving credit facility of $575.0 million (of which $375.0 million was used to fund the purchase of eOne and approximately $194 million was used to fund the acquisition of an additional interest in 3 Arts Entertainment), which were offset by cash paid of $61.4 million for the repurchase of $85.0 million principal amount of the 5.500% Senior Notes, and required repayments on our term loans.
These net proceeds were partially offset by net film related obligations repayments of $204.8 million due to net repayments under production loans and the Production Tax Credit Facility of $229.1 million and net borrowings under the Backlog Facility, IP Credit Facility and other of $24.2 million, and cash used for other financing activities of $227.8 million representing primarily the purchase of an additional interest in 3 Arts Entertainment of approximately $194 million and tax withholding required on equity awards of $32.0 million.

Cash flows provided by financing activities for fiscal 2023 primarily reflects net film related obligations borrowings of $615.6 million due to net borrowings under production loans and the Production Tax Credit Facility of $372.8 million and net borrowings under the Backlog Facility, IP Credit Facility and other of $242.5 million, offset by net debt repayments and repurchases of $357.8 million. Net debt repayments and repurchases of $357.8 million in fiscal 2023 included the below transactions, along with required repayments on our term loans:
•In April 2022, we voluntarily prepaid the entire outstanding principal amount of the Term Loan A due March 22, 2023 of $193.6 million.
•During fiscal 2023, we repurchased $200.0 million principal amount of the 5.500% Senior Notes for $135.0 million.
In addition, other financing activities in the fiscal year ended March 31, 2023 includes $134.5 million for interest rate swap settlement payments due to a financing component on a portion of our interest rate swaps (inclusive of payments made between April 1, 2022 and the termination date amounting to $3.2 million) (see discussion above in Operating Activities, and Note 18 to our consolidated financial statements). Other financing activities also includes tax withholding required on equity awards of $19.2 million and the purchase of noncontrolling interest of $36.5 million representing the settlement of the exercised Pilgrim Media Group put option.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 12 to our consolidated financial statements, remaining performance obligations were $1.8 billion at March 31, 2024 (March 31, 2023 - $1.9 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.5 billion at March 31, 2024 (March 31, 2023 - $1.5 billion).

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
Interest Rate Risk. At March 31, 2024, we had interest rate swap agreements to fix the interest rate on $1.7 billion of variable rate SOFR-based debt. See Note 18 to our consolidated financial statements for additional information. The difference between the fixed rate to be paid and the variable rate received under the terms of the interest rate swap agreements will be recognized as interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to a SOFR plus 0.10% plus 1.75% margin. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to SOFR plus 0.10% plus 2.25% margin.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable SOFR in effect as of March 31, 2024, each quarter point change in interest rates would result in a $1.9 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, programming notes, Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.2 million in additional costs capitalized to the respective film or television asset for production loans and programming notes (based on the outstanding principal amount of such loans), and a $1.6 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $260.0 million and $175.0 million, respectively).
At March 31, 2024, our 5.500% Senior Notes had an outstanding carrying value of $696.6 million, and an estimated fair value of $536.2 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.500% Senior Notes by approximately $21.5 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.500% Senior Notes by approximately $22.6 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2024:

		Year Ended March 31,						Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total	March 31, 2024
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)(2)	$—	$—	$575.0	$—	$—	$—	$575.0	$575.0
Average Interest Rate	—	—	7.17%	—	—	—
Term Loan A(1)(2)	41.1	44.5	313.7	—	—	—	399.3	397.3
Average Interest Rate	7.17%	7.17%	7.17%	—	—	—
Term Loan B(1)	819.2	—	—	—	—	—	819.2	818.1
Average Interest Rate	7.67%	—	—	—	—	—
Film related obligations(3)	1,393.1	393.1	18.8	144.4	—	—	1,949.4	1,949.4
Average Interest Rate	7.03%	6.78%	7.75%	6.67%	—	—
Fixed Rates:
5.500% Senior Notes	—	—	—	—	—	715.0	715.0	536.2
Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(4)
Variable to fixed notional amount	1,700.0	—	—	—	—	—	1,700.0	35.6
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

As of March 31, 2024, the end of the period covered by this report, the Company's management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2024.

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

Our management has made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). On December 27, 2023, we acquired eOne and, as a result, we have begun integrating the processes, systems and controls relating to eOne into our existing system of internal control over financial reporting in accordance with our integration plans. Our evaluation and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2024 did not include the internal controls of eOne because of the timing of this acquisition. eOne represented approximately $858.5 million of total assets and $319.7 million of total net assets as of March 31, 2024, and $113.8 million of revenues and $4.9 million of loss before income taxes for the year then ended.

Based on this assessment, our management has concluded that, as of March 31, 2024, the Company maintained effective internal control over financial reporting. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included below.

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

Changes in Internal Control over Financial Reporting

We acquired eOne on December 27, 2023, and the addition of eOne's financial systems and processes represent a change in our internal controls over financial reporting. There were no other changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Lions Gate Entertainment Corp.’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lions Gate Entertainment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the companies constituting the Entertainment One television and film (“eOne”) business, which is included in the 2024 consolidated financial statements of the Company and constituted $858.5 million and $319.7 million of total and net assets, respectively, as of March 31, 2024 and $113.8 million and $4.9 million of revenues and loss before income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of eOne.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 30, 2024 expressed an unqualified opinion thereon.

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
May 30, 2024

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.

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
ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2024.
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this report at pages F-1 to F-71.
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

Item 15(a).
Schedule II. Valuation and Qualifying Accounts
Lions Gate Entertainment Corp.
March 31, 2024
(In Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2024:
Reserves:
Returns and allowances	$17.6	$33.1	$—		$(32.8)	(3)	$17.9
Provision for doubtful accounts	$9.2	$0.5	$1.3	(2)	$(3.8)	(4)	$7.2
Deferred tax valuation allowance	$455.7	$164.7	$187.9	(5)	$—		$808.3

Year Ended March 31, 2023:
Reserves:
Returns and allowances	$19.3	$40.6	$—		$(42.3)	(3)	$17.6
Provision for doubtful accounts	$11.5	$1.1	$—		$(3.4)	(4)	$9.2
Deferred tax valuation allowance	$362.8	$115.9	$(23.0)	(5)	$—		$455.7

Year Ended March 31, 2022:
Reserves:
Returns and allowances	$26.1	$44.4	$—		$(51.2)	(3)	$19.3
Provision for doubtful accounts	$6.5	$5.3	$—		$(0.3)	(4)	$11.5
Deferred tax valuation allowance	$350.9	$40.4	$(28.5)	(5)	$—		$362.8
____________________________
(1)Charges for returns and allowances are charges against revenue.
(2)Opening balances due to the acquisition of eOne on December 27, 2023.
(3)Actual returns and fluctuations in foreign currency exchange rates.
(4)Uncollectible accounts written off and fluctuations in foreign currency exchange rates. Amounts for the year ended March 31, 2023 include $2.5 million related to accounts receivable previously reserved for bad debt from customers in Russia, related to Russia's invasion of Ukraine.
(5)Valuation allowance adjustments recorded in other comprehensive income and primarily associated with hedging activity. Amounts for the year ended March 31, 2024 also include an opening balance of $187.0 million due to the acquisition of eOne on December 27, 2023.

Item 15(b).
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate, Starz, and Orion Arm Acquisition Inc.	8-K	2.1	7/1/2016
2.2+	Equity Purchase Agreement, dated as of August 3, 2023, by and among Lions Gate Entertainment Corp., Lions Gate Entertainment Inc., Lions Gate International Motion Pictures S.à.r.l and Hasbro, Inc.	8-K	2.1	8/7/2023
2.3+	Business Combination Agreement, dated as of December 22, 2023, by and among Lions Gate Entertainment Corp., Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, LG Sirius Holdings ULC and LG Orion Holdings ULC	8-K	2.1	12/26/2023
2.3.1+	Amendment No. 1 to Business Combination Agreement, dated as of April 11, 2024, by and among Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, Lions Gate Entertainment Corp., LG Sirius Holdings ULC and LG Orion Holdings ULC	8-K	2.1	4/12/2024
2.3.2+	Amendment No. 2 to the Business Combination Agreement, dated as of May 9, 2024, by and among Lions Gate Entertainment Corp., Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, LG Sirius Holdings ULC and LG Orion Holdings ULC.	8-K	2.1	5/15/2024
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee	8-K	4.1	4/1/2021
4.1.1x	Supplemental Indenture No. 1 dated as of June 29, 2021
4.1.2x	Supplemental Indenture No. 2 dated as of October 31, 2021
4.1.3x	Supplemental Indenture No. 3 dated as of March 15, 2022
4.1.4x	Supplemental Indenture No. 4 dated as of July 21, 2022
4.1.5x	Supplemental Indenture No. 5 dated as of January 12, 2023
4.1.6x	Supplemental Indenture No. 6 dated as of June 21, 2023
4.1.7x	Supplemental Indenture No. 7 dated as of February 23, 2024
4.1.8x	Supplemental Indenture No. 8 dated as of March 29, 2024
4.1.9x	Supplemental Indenture No. 9 dated as of April 23, 2024
4.1.10	Supplemental Indenture No. 10 dated as of May 8, 2024	8-K	4.1	5/8/2024
4.1.11x	Supplemental Indenture No. 11 dated as of May 13, 2024
4.2	Indenture, dated as of May 8, 2024, among Lions Gate Capital Holdings 1, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.2	5/8/2024
4.2.1x	Supplemental Indenture No. 1 dated as of May 13, 2024
4.3	Description of Class A voting shares, no par value per share	S-4	—	8/1/2016
4.4	Description of Class B non-voting shares, no par value per share	S-4	—	8/1/2016
10.1*x	Director Compensation Summary
10.2	Form of Director Indemnity Agreement	10-Q	10.62	12/31/2008
10.3	Letter Agreement between Mark H. Rachesky and Lions Gate Entertainment Corp. dated July 9, 2009	8-K	10.65	7/10/2009
10.4	Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signature pages thereto	8-K	10.68	10/23/2009
10.5	Stock Exchange Agreement, dated as of February 10, 2015, by and between Lions Gate Entertainment Corp., LG Leopard Canada LP and the stockholders listed on Schedule 1 thereto	8-K	10.1	2/11/2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.6	Investor Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. and affiliates of MHR Fund Management, LLC	8-K	10.1	11/10/2015
10.6.1	Amendment No. 1 to Investor Rights Agreement, dated as of June 30, 2016, by and among Lions Gate, Mammoth, Liberty, Discovery, Liberty Global plc, Discovery Communications, Inc., and the affiliated funds of Mammoth party thereto	8-K	10.8	7/1/2016
10.7	Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.2	11/10/2015
10.7.1	Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate, Liberty Global plc, Discovery, Dr. John C. Malone, MHR Fund Management, LLC, Liberty, Discovery Communications, Inc. and the Mammoth Funds (as defined therein)	8-K	10.7	7/1/2016
10.7.2	Amendment to the Voting and Standstill Agreement, dated as of May 13, 2024, by and among Lions Gate Entertainment Corp., Lionsgate Studios Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC.	8-K	10.4	5/15/2024
10.8	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Liberty Global Incorporated Limited	8-K	10.3	11/10/2015
10.9	Registration Rights Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.4	11/10/2015
10.10	Amendment No. 1, dated as of February 3, 2016, to Registration Rights Agreement, dated as of October 22, 2009, by and among Lions Gate Entertainment Corp. and the persons listed on the signatures pages thereto	10-Q	10.116	2/4/2016
10.11	Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate, Orion Arm Acquisition Inc., and the stockholders listed on Schedule 1 thereto	8-K	10.1	7/1/2016
10.12	Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	12/8/2016
10.12.1	Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.1	12/11/2017
10.12.2	Amendment No. 2, dated as of March 22, 2018, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (as previously amended by that certain Amendment No. 1 dated as of December 11, 2017).	8-K	10.1	3/22/2018
10.12.3	Amendment No. 3 dated as of March 11, 2019, to the Credit and Guarantee Agreement dated as of December 8, 2016, as amended and restated as of March 22, 2018 (as further amended, supplemented, amended and restated or otherwise modified from time to time) among Lions Gate Entertainment Corp., Lions Gate Capital Holdings LLC, as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	10-K	10.34	5/23/2019
10.12.4	Amendment No. 4, dated as of April 6, 2021, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	8-K	10.1	4/6/2021
10.12.5	Amendment No. 5, dated as of June 14, 2023, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	10-K/A	10.12.5	7/20/2023

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.13*	Deferred Compensation Plan	10-Q	10.41	2/4/2021
10.14*	Employment Agreement among Jon Feltheimer and Lions Gate Entertainment Corp. dated as of August 21, 2020	8-K	10.1	8/26/2020
10.14.1*	First Amendment to Employment Agreement, dated August 12, 2022, between the Company and Jon Feltheimer	8-K	10.1	8/15/2022
10.15*	Employment Agreement among Michael Burns and Lions Gate Entertainment Corp. dated as of December 18, 2020	8-K	10.1	12/21/2020
10.16*	Waiver and General Release Agreement dated February 15, 2023	8-K	10.1	2/17/2023
10.17*	Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated as of October 1, 2022	10-K	10.19	5/25/2023
10.18*	Employment Agreement between Lions Gate Entertainment Corp. and Bruce Tobey dated as of March 27, 2023	10-K	10.20	5/25/2023
10.19*	Lions Gate Entertainment Corp. 2023 Performance Incentive Plan	8-K	10.1	11/29/2023
10.19.1*	Form of Restricted Share Unit Award Agreement	10-Q	10.22.1	2/8/2024
10.19.2*	Form of Nonqualified Stock Option Agreement	10-Q	10.22.2	2/8/2024
10.19.3*	Form of Share Appreciation Rights Award Agreement	10-Q	10.22.3	2/8/2024
10.20	Sponsor Support Agreement	8-K	10.1	12/26/2023
10.21	Form of Subscription Agreement	8-K	10.2	12/26/2023
10.22	Form of Warrantholder Support Agreement	8-K	10.3	12/26/2023
10.23	Form of Lock-Up Agreement	8-K	10.4	12/26/2023
10.24	Form of Sponsor Option Agreement	8-K	10.5	12/26/2023
10.25	Form of Amended and Restated Registration Rights Agreement	8-K	10.6	12/26/2023
10.26	Exchange Agreement by and among Lions Gate Entertainment Corp., Lions Gate Capital Holdings 1, Inc., Lions Gate Capital Holdings LLC, and the Noteholder Parties Party thereto, dated May 2, 2024	8-K	10.1	12/26/2023
10.27x*	Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated as of March 21, 2024
19.1x	Insider Trading Policy of the Company
21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (Contained on Signature Page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97x	Policy Regarding the Recoupment of Certain Compensation Payments, effective October 2, 2023
101x	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
xx	Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2024.

LIONS GATE ENTERTAINMENT CORP.
By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer
DATE: May 30, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jon Feltheimer, Michael Burns, Bruce Tobey and James W. Barge, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JAMES W. BARGE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2024
James W. Barge

/s/ MICHAEL BURNS	Vice Chairman, Director	May 30, 2024
Michael Burns

/s/ MIGNON CLYBURN	Director	May 30, 2024
Mignon Clyburn

/s/ GORDON CRAWFORD	Director	May 30, 2024
Gordon Crawford

/s/ JON FELTHEIMER	Chief Executive Officer (Principal Executive Officer) and Director	May 30, 2024
Jon Feltheimer

/s/ EMILY FINE	Director	May 30, 2024
Emily Fine

/s/ MICHAEL T. FRIES	Director	May 30, 2024
Michael T. Fries

/s/ JOHN D. HARKEY, JR.	Director	May 30, 2024
John D. Harkey, Jr.

/s/ SUSAN MCCAW	Director	May 30, 2024
Susan McCaw

/s/ YVETTE OSTOLAZA	Director	May 30, 2024
Yvette Ostolaza

/s/ MARK H. RACHESKY, M.D.	Chairman of the Board of Directors	May 30, 2024
Mark H. Rachesky, M.D.

/s/ DARYL SIMM	Director	May 30, 2024
Daryl Simm

/s/ HARDWICK SIMMONS	Director	May 30, 2024
Hardwick Simmons

/s/ HARRY SLOAN	Director	May 30, 2024
Harry Sloan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lions Gate Entertainment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lions Gate Entertainment Corp. (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 30, 2024 expressed an unqualified opinion thereon.

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

Pre-release Film Impairments
Description of the Matter
As disclosed in Note 1 to the consolidated financial statements, Investment in Films and Television Programs is stated at the lower of unamortized cost or estimated fair value. As disclosed in Note 3 to the consolidated financial statements, total impairment charges on investment in films and television programs related to theatrical films were $34.6 million for the year ended March 31, 2024 and the unamortized balance related to completed and not released and in progress theatrical films was $532.5 million at March 31, 2024.

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

Goodwill related to the Media Networks Reporting Unit
Description of the Matter	As disclosed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, and between annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. As disclosed in Note 6 to the consolidated financial statements, the Company recorded a goodwill impairment charge of $493.9 million during the year ended March 31, 2024 related to the Media Networks reporting unit, resulting in no remaining goodwill balance for this reporting unit at March 31, 2024.

Auditing management’s evaluation of goodwill for impairment is complex and requires significant judgment due to the estimation required in determining the fair value of the Media Networks reporting unit. The fair value estimate of this reporting unit is affected by significant assumptions such as projected annual revenue growth rate, EBITA margin, and market multiples, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s assessment of the significant assumptions used in the fair value measurement described above.

To test the estimated fair value of the Company’s Media Networks reporting unit, we performed audit procedures that included, among others, assessing the methodologies used and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, historical financial performance, and other relevant factors. We assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved our specialists to evaluate the reasonableness of certain significant assumptions and the valuation methodologies used.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

Los Angeles, California
May 30, 2024

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$314.0	$272.1
Accounts receivable, net	753.0	582.1
Other current assets	396.5	264.2
Total current assets	1,463.5	1,118.4
Investment in films and television programs and program rights, net	2,762.2	2,947.9
Property and equipment, net	88.5	89.5
Investments	74.8	64.7
Intangible assets, net	991.8	1,300.1
Goodwill	811.2	1,289.5
Other assets	900.7	616.1
Total assets	$7,092.7	$7,426.2
LIABILITIES
Accounts payable	$327.6	368.1
Content related payables	190.0	184.1
Other accrued liabilities	355.1	273.4
Participations and residuals	678.4	549.3
Film related obligations	1,393.1	1,007.2
Debt - short term portion	860.3	41.4
Deferred revenue	187.6	147.2
Total current liabilities	3,992.1	2,570.7
Debt	1,619.7	1,978.2
Participations and residuals	435.1	329.6
Film related obligations	544.9	1,016.4
Other liabilities	556.4	317.9
Deferred revenue	118.4	52.0
Deferred tax liabilities	13.3	31.8
Total liabilities	7,279.9	6,296.6
Commitments and contingencies (Note 17)

Redeemable noncontrolling interest	123.3	343.6

EQUITY (DEFICIT)
Class A voting common shares, no par value, 500.0 shares authorized, 83.6 shares issued (March 31, 2023 - 83.5 shares issued)	673.6	672.3
Class B non-voting common shares, no par value, 500.0 shares authorized, 151.7 shares issued (March 31, 2023 - 145.9 shares issued)	2,474.4	2,430.9
Accumulated deficit	(3,576.7)	(2,439.6)
Accumulated other comprehensive income	116.0	120.9
Total Lions Gate Entertainment Corp. shareholders' equity (deficit)	(312.7)	784.5
Noncontrolling interests	2.2	1.5
Total equity (deficit)	(310.5)	786.0
Total liabilities, redeemable noncontrolling interest and equity (deficit)	$7,092.7	$7,426.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions, except per share amounts)
Revenues	$4,016.9	$3,854.8	$3,604.3
Expenses:
Direct operating	2,189.2	2,312.5	2,064.2
Distribution and marketing	911.4	801.7	861.0
General and administration	490.5	531.1	475.4
Depreciation and amortization	192.2	180.3	177.9
Restructuring and other	508.5	411.9	16.8
Goodwill and intangible asset impairment	663.9	1,475.0	—
Total expenses	4,955.7	5,712.5	3,595.3
Operating income (loss)	(938.8)	(1,857.7)	9.0
Interest expense	(269.8)	(221.2)	(176.0)
Interest and other income	22.1	6.4	30.8
Other expense	(26.9)	(26.9)	(10.9)
Gain (loss) on extinguishment of debt	19.9	57.4	(28.2)
Gain on investments, net	3.5	44.0	1.3
Equity interests income (loss)	8.7	0.5	(3.0)
Loss before income taxes	(1,181.3)	(1,997.5)	(177.0)
Income tax benefit (provision)	65.0	(21.3)	(28.4)
Net loss	(1,116.3)	(2,018.8)	(205.4)
Less: Net loss attributable to noncontrolling interests	13.4	8.6	17.2
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(1,102.9)	$(2,010.2)	$(188.2)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(4.77)	$(8.82)	$(0.84)
Diluted net loss per common share	$(4.77)	$(8.82)	$(0.84)

Weighted average number of common shares outstanding:
Basic	233.6	227.9	224.1
Diluted	233.6	227.9	224.1

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Net loss	$(1,116.3)	$(2,018.8)	$(205.4)
Foreign currency translation adjustments, net of tax	(1.1)	(1.9)	(4.6)
Net unrealized gain (loss) on cash flow hedges, net of tax	(3.8)	93.5	117.2
Comprehensive loss	(1,121.2)	(1,927.2)	(92.8)
Less: Comprehensive loss attributable to noncontrolling interest	13.4	8.6	17.2
Comprehensive loss attributable to Lions Gate Entertainment Corp. shareholders	$(1,107.8)	$(1,918.6)	$(75.6)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Class A Voting Common Shares		Class B Non-Voting Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total LGEC Shareholders' Equity (Deficit)	Non-controlling Interests (a)	Total Equity (Deficit)
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2021	83.0	$663.2	138.2	$2,296.0	$(82.9)	$(83.3)	$2,793.0	$1.6	$2,794.6
Exercise of stock options	—	0.5	0.3	3.7	—	—	4.2	—	4.2
Share-based compensation, net of share cancellations for taxes	0.3	4.3	3.5	53.9	—	—	58.2	—	58.2
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net loss	—	—	—	—	(188.2)	—	(188.2)	0.5	(187.7)
Other comprehensive income	—	—	—	—	—	112.6	112.6	—	112.6
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(98.6)	—	(98.6)	—	(98.6)
Balance at March 31, 2022	83.3	$668.2	142.0	$2,353.8	$(369.7)	$29.3	$2,681.6	$1.8	$2,683.4
Exercise of stock options	—	—	0.4	3.8	—	—	3.8	—	3.8
Share-based compensation, net of share cancellations for taxes	0.2	3.8	3.5	73.1	—	—	76.9	—	76.9
Issuance of common shares	—	0.3	—	0.2	—	—	0.5	—	0.5
Noncontrolling interests	—	—	—	—	—	—	—	(0.9)	(0.9)
Net loss	—	—	—	—	(2,010.2)	—	(2,010.2)	0.6	(2,009.6)
Other comprehensive income	—	—	—	—	—	91.6	91.6	—	91.6
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(59.7)	—	(59.7)	—	(59.7)
Balance at March 31, 2023	83.5	$672.3	145.9	$2,430.9	$(2,439.6)	$120.9	$784.5	$1.5	$786.0
Exercise of stock options	—	—	—	0.5	—	—	0.5	—	0.5
Share-based compensation, net of share cancellations for taxes	—	0.8	5.8	42.5	—	—	43.3	—	43.3
Issuance of common shares	0.1	0.5	—	0.5	—	—	1.0	—	1.0
Noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Net loss	—	—	—	—	(1,102.9)	—	(1,102.9)	1.5	(1,101.4)
Other comprehensive loss	—	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(34.2)	—	(34.2)	—	(34.2)
Balance at March 31, 2024	83.6	$673.6	151.7	$2,474.4	$(3,576.7)	$116.0	$(312.7)	$2.2	$(310.5)
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 11).
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Operating Activities:
Net loss	$(1,116.3)	$(2,018.8)	$(205.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	192.2	180.3	177.9
Amortization of films and television programs and program rights	1,577.9	1,665.3	1,567.7
Amortization of debt financing costs and other non-cash interest	28.3	25.7	50.5
Non-cash share-based compensation	90.6	102.0	100.0
Other amortization	53.4	69.2	92.5
Goodwill and intangible asset impairment	663.9	1,475.0	—
Non-cash charge from the modification of an equity award (see Note 11)	49.2	—	—
Content and other impairments	377.3	385.2	—
(Gain) loss on extinguishment of debt	(19.9)	(57.4)	28.2
Equity interests (income) loss	(8.7)	(0.5)	3.0
Gain on investments, net	(3.5)	(44.0)	(1.3)
Deferred income taxes	(18.5)	(5.3)	(1.7)
Changes in operating assets and liabilities:
Proceeds from the termination of interest rate swaps	—	188.7	—
Accounts receivable, net	95.6	(140.6)	(44.5)
Investment in films and television programs and program rights, net	(1,409.3)	(1,979.2)	(2,211.7)
Other assets	(1.7)	(41.9)	(212.4)
Accounts payable and accrued liabilities	(136.3)	(2.9)	1.4
Participations and residuals	29.0	145.4	(71.3)
Content related payables	(45.6)	(35.1)	64.9
Deferred revenue	(0.8)	(25.4)	1.3
Net Cash Flows Provided By (Used In) Operating Activities	396.8	(114.3)	(660.9)
Investing Activities:
Purchase of eOne, net of cash acquired (see Note 2)	(331.1)	—	—
Proceeds from the sale of Pantaya	—	—	123.6
Proceeds from the sale of equity method and other investments	5.2	46.3	1.5
Investment in equity method investees and other	(13.3)	(17.5)	(14.0)
Distributions from equity method investees and other	0.8	1.9	7.2
Acquisition of assets (film library and related assets)	—	—	(161.4)
Increase in loans receivable	(3.7)	—	(4.3)
Capital expenditures	(34.7)	(49.0)	(33.1)
Net Cash Flows Used In Investing Activities	(376.8)	(18.3)	(80.5)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	3,145.0	1,523.0	2,448.4
Debt - repurchases and repayments	(2,672.8)	(1,880.8)	(2,693.9)
Film related obligations - borrowings	2,010.6	1,688.6	1,253.4
Film related obligations - repayments	(2,215.4)	(1,073.0)	(347.6)
Settlement of financing component of interest rate swaps	—	(134.5)	(28.5)
Purchase of noncontrolling interest	(194.6)	(36.5)	—
Distributions to noncontrolling interest	(1.7)	(7.6)	(1.5)
Exercise of stock options	0.5	3.8	4.2
Tax withholding required on equity awards	(32.0)	(19.2)	(35.1)
Net Cash Flows Provided By Financing Activities	39.6	63.8	599.4
Net Change In Cash, Cash Equivalents and Restricted Cash	59.6	(68.8)	(142.0)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(1.2)	(2.8)	(2.1)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	313.0	384.6	528.7
Cash, Cash Equivalents and Restricted Cash - End Of Period	$371.4	$313.0	$384.6
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Restricted Cash
At March 31, 2024, the Company had restricted cash of $57.4 million, primarily representing amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility and Backlog Facility (March 31, 2023 - $40.9 million). Restricted cash is included within “other current assets” and "other non-current assets" on the consolidated balance sheets (see Note 19).
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
Recording Cost. Costs of acquiring and producing films and television programs and of acquired libraries are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For the years ended March 31, 2024, 2023, and 2022, total capitalized interest was $21.0 million, $28.1 million, and $12.8 million, respectively. For acquired films and television programs, capitalized costs consist of minimum guarantee payments to acquire the distribution rights.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Finance Leases. The Company did not have any finance leases during the years ended March 31, 2024, 2023 or 2022.
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
Under the equity method of accounting, the Company's share of the investee's earnings (losses) are included in the "equity interests income (loss)" line item in the consolidated statements of operations. The Company records its share of the net income or loss of most equity method investments on a one quarter lag and, accordingly, during the years ended March 31, 2024, 2023, and 2022, the Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2023, 2022 and 2021, respectively.
Dividends and other distributions from equity method investees are recorded as a reduction of the Company's investment. Distributions received up to the Company's interest in the investee's retained earnings are considered returns on investments and are classified within cash flows from operating activities in the consolidated statements of cash flows. Distributions from equity method investments in excess of the Company's interest in the investee's retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the statements of cash flows.
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
Goodwill and Indefinite-Lived Intangible Assets
At March 31, 2024, the carrying value of goodwill and indefinite-lived intangible assets was $811.2 million and nil, respectively, net of impairment charges recorded and reflecting the reassessment of the estimated useful life of the Company's indefinite-lived intangible assets in the second quarter of fiscal 2024, as further discussed below. Through September 30, 2023, the Company's indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016 (see further discussion under Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment below). Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing at March 31, 2024 were Motion Picture, Media Networks, and our Television and Talent Management businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessments:
Fiscal 2024. In the second quarter of fiscal 2024, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Media Networks segment, including its growth in subscribers and revenue worldwide, and the expanded restructuring activities discussed in Note 15, along with recent market valuation multiples, the Company updated its quantitative impairment assessment for its Media Networks reporting unit goodwill based on the most recent data and expected growth trends. In performing its quantitative impairment assessment, the fair value of the Company's reporting units was estimated by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies. Based on its quantitative impairment assessment, the Company determined that the fair value of our Media Networks reporting unit which was previously disclosed as a reporting unit "at risk" of impairment, was less than its carrying value (after the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $493.9 million in the second quarter of fiscal 2024, representing all of the remaining Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the consolidated statement of operations.

For the Company's annual goodwill impairment test for fiscal 2024, the Company performed qualitative goodwill impairment assessments for all our other reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units. See Note 6 for further information.
Fiscal 2023. In the second quarter of fiscal 2023, the Company updated its quantitative impairment assessment for all of its reporting units using a combination of DCF analyses and market-based valuation methodologies to estimate the fair value of the Company's reporting units, and determined that the fair value of its reporting units exceeded the carrying values for all of its reporting units, except the Media Networks reporting unit which had been previously disclosed as a reporting unit "at risk" of impairment. The analysis resulted in a goodwill impairment charge of $1.475 billion in the second quarter of fiscal 2023, related to the Company's Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the consolidated statement of operations. Since the impairment charge reduced the carrying value of the Media Networks reporting unit to its fair value, at September 30, 2022 the fair value and carrying value of the Media Networks reporting unit were equal and thus it continued to be considered "at risk" of impairment.
Management will continue to monitor all of its reporting units for changes in the business environment that could impact the recoverability of goodwill in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from the Company's business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of the Company's reporting units may include the global economy; consumer consumption levels of the Company's content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of strikes of unions on our ability to produce, acquire and distribute our content; the commercial success of the Company's television programming and motion pictures; the Company's continual contractual relationships with its customers; and changes in consumer behavior. While historical performance and current expectations

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
Through September 30, 2023, the Company's indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016, amounting to $250.0 million related to the Media Networks reporting unit before the impairment charge recorded in the second quarter of fiscal 2024 discussed below.
During the second quarter of fiscal 2024, due to the events and their impact discussed above related to our Media Networks reporting unit, we performed a quantitative impairment assessment of our indefinite-lived trade names. The fair value of the Company's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of our trade names, we recorded an impairment charge of $170.0 million in the second quarter of fiscal 2024 related to the Company's Starz business, which was recorded in the "goodwill and intangible asset impairment" line item in the consolidated statement of operations.
After the Company performed its quantitative impairment assessment, during the second quarter ended September 30, 2023, the Company then reassessed the estimated useful life of the trade names with a remaining carrying value of $80.0 million, net of the impairment charge discussed above. The Company concluded that based upon the most recent factors, including current macro and microeconomic conditions, market competition and historical Company and industry trends, the trade names now have a finite estimated remaining useful life of 10 years. Accordingly, beginning October 1, 2023, the trade names are being accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life. This resulted in an increase to amortization expense of $4.0 million for the fiscal year ended March 31, 2024 with a corresponding reduction of income before income taxes, net loss, and net loss attributable to Lions Gate Entertainment Corp. shareholders. This resulted in an increase to basic and diluted net loss per share for the fiscal year ended March 31, 2024 by $0.02 per share. There was no tax benefit from the change due to changes in the Company’s valuation allowance on deferred taxes.
As of March 31, 2024, the Company did not have any indefinite-lived intangible assets.
Finite-Lived Intangible Assets
At March 31, 2024, the carrying value of the Company's finite-lived intangible assets was $991.8 million. The Company's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $909.1 million. The amount of the Company's customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Beginning October 1, 2023, our finite-lived intangible assets also include the trade names previously accounted for as indefinite-lived intangible assets as discussed above.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2023 and fiscal 2024, due to changes in the industry related to the migration from linear to OTT and direct-to-

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consumer consumption, and continuing difficult macro and microeconomic conditions, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
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
Advertising expenses for the year ended March 31, 2024 were $692.6 million (2023 — $610.7 million, 2022 — $662.4 million) which were recorded as distribution and marketing expenses.
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
From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty and judgment is required in assessing and estimating the tax consequences of these transactions. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
Transfers of Financial Assets
The Company enters into arrangements to sell certain financial assets (i.e., monetize its trade accounts receivables). For a transfer of financial assets to be considered a sale, the asset must be legally isolated from the Company and the purchaser must have control of the asset. Determining whether all the requirements have been met includes an evaluation of legal considerations, the extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. When the true sales criteria are met, the Company derecognizes the carrying value of the financial asset transferred and recognizes a net gain or loss on the sale. The proceeds from these arrangements with third party purchasers are reflected as cash provided by operating activities in the consolidated statements of cash flows. If the sales criteria are not met, the transfer is considered a secured borrowing and the financial asset remains on the consolidated balance sheets with proceeds from the sale recognized as debt and recorded as cash flows from financing activities in the consolidated statements of cash flows. See Note 19 for discussion of the Company’s accounts receivable monetization.
Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the years ended March 31, 2024, 2023 and 2022 is presented below:

	Year Ended March 31,
	2024	2023	2022
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(1,102.9)	$(2,010.2)	$(188.2)
Accretion of redeemable noncontrolling interest	(11.9)	—	—
Net loss attributable to Lions Gate Entertainment Corp. shareholders after accretion of redeemable noncontrolling interest	$(1,114.8)	$(2,010.2)	$(188.2)
Denominator:
Weighted average common shares outstanding	233.6	227.9	224.1
Basic and diluted net loss per common share	$(4.77)	$(8.82)	$(0.84)

As a result of the net loss in the fiscal years ended March 31, 2024, 2023 and 2022, the dilutive effect of the share purchase options, restricted share units ("RSUs") and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the fiscal years ended March 31, 2024, 2023 and 2022 totaled 2.9 million, 2.9 million and 5.3 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for the years ended March 31, 2024, 2023 and 2022, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	17.1	23.0	16.0
Restricted share units	1.9	2.2	0.4
Other issuable shares	4.2	3.5	2.2
Total weighted average anti-dilutive shares issuable excluded from diluted net loss per common share	23.2	28.7	18.6
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
Income Taxes: In December 2023, the FASB issued guidance which expands income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this guidance requires all entities disaggregate disclosures on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Acquisitions
eOne Acquisition

On December 27, 2023, the Company, and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the previously announced acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $385.1 million, inclusive of certain purchase price adjustments, including for cash, debt, and working capital. The preliminary purchase price is subject to further adjustments based on the final determination of the purchase price adjustments. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.

The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023. Revenues and loss before income taxes from eOne for the period from December 27, 2023 through March 31, 2024 amounted to approximately $113.8 million and $4.9 million, respectively. The Company incurred approximately $9.4 million of acquisition-related costs that were expensed in restructuring and other during the fiscal year ended March 31, 2024.

Allocation of Purchase Consideration. The Company has made a preliminary estimate of the allocation of the preliminary purchase price of eOne to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The Company is still evaluating the fair value of film and television programs and libraries, projects in development, intangible assets, participations and residuals liabilities, and income taxes, in addition to ensuring all other assets and liabilities have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at December 27, 2023 becomes available and final appraisals and analysis are completed. The Company will reflect measurement period adjustments, in the period in which the adjustments occur, and the Company will finalize its accounting for the acquisition within one year from December 27, 2023 (see Note 6 for measurement period adjustments recorded through March 31, 2024). A change in the fair value of the net assets may change the amount recognized to goodwill. If the final fair value estimates and tax adjustments related to the net assets acquired decrease from their preliminary estimates, the amount of goodwill will increase and if the final fair value estimates and tax adjustments related to the net assets acquired increase from their preliminary estimates, the amount of goodwill will decrease and may result in a gain on purchase. In addition, the final fair value estimates related to the net assets acquired could impact the amount of amortization expense recorded associated with amounts allocated to film and television programs and other intangible assets. The preliminary goodwill amount is reflected in the table below, and arises from the opportunity for strengthening our global distribution infrastructure and enhanced positioning for motion picture and television projects and selling opportunities. The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow (DCF) analyses, and thus represent Level 3 fair value measurements.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred is presented in the table below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in millions)
Cash and cash equivalents	$54.1
Accounts receivable	298.8
Investment in films and television programs	371.8
Property and equipment	14.0
Intangible assets	4.0
Other assets(1)	168.2
Accounts payable and accrued liabilities	(67.8)
Content related payable	(35.4)
Participations and residuals(1)	(201.9)
Film related obligations(1)	(105.8)
Other liabilities and deferred revenue(1)	(130.5)
Preliminary fair value of net assets acquired	369.5
Goodwill	15.6
Preliminary purchase price consideration	$385.1
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

Deferred taxes, net of any required valuation allowance, were preliminarily adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to film and television programs, other intangible assets, and certain property and equipment, right-of-use lease assets, and other liabilities.

The fair value of eOne's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, participations and residuals, film related obligations and other liabilities were estimated to approximate their book values.

Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrates the results of operations of the Company as if the acquisition of eOne as described above occurred on April 1, 2022. The unaudited pro forma condensed consolidated financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on April 1, 2022, nor is it indicative of future results. The statement of operations information below includes (i) the statement of operations of eOne for the nine months ended December 27, 2023 combined with the Company's statement of operations for the fiscal year ended March 31, 2024 (which includes the operations of eOne since the December 27, 2023

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date), and (ii) the statement of operations of eOne for the fiscal year ended December 25, 2022 combined with the Company's statement of operations for the fiscal year ended March 31, 2023.

	Year Ended
	March 31,
	2024	2023

Revenues	$4,410.5	$4,682.6
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(1,385.9)	$(1,946.6)

The unaudited pro forma condensed consolidated financial information includes, where applicable, adjustments for (i) reductions in amortization expense from the fair value adjustments to investment in films and television programs, (ii) reduction in amortization expense related to acquired intangible assets, (iii) reduction in depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) increase in interest expense resulting from financing the acquisition with borrowings under the Company's revolving credit facility, (vi) elimination of intercompany activity between eOne and the Company, and (vii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisition of eOne on the Company's historical financial information on a supplemental pro forma basis. The unaudited pro forma condensed consolidated statement of operations information does not include adjustments related to integration activities, operating efficiencies or cost savings. In addition, the unaudited pro forma condensed consolidated financial information for the year ended March 31, 2024 includes an impairment of goodwill and trade name of $296.2 million which was reflected in the statement of operations of eOne for the nine months ended December 27, 2023.

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
Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business will be combined with Screaming Eagle through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). The "Studio Business" consists of the businesses of Lionsgate's Motion Picture and Television Production segments, together with substantially all of Lionsgate's corporate general and administrative functions and costs.
On May 13, 2024, the Company closed the Business Combination Agreement. See Note 21 for further information.
Spyglass
On July 15, 2021, the Company purchased approximately 200 feature film titles (the "Spyglass Library") from Spyglass Media Group, LLC ("Spyglass"). The Company also formed a strategic content partnership through an investment of a minority preferred equity interest in Spyglass. The purchase price, including acquisition costs, of the Spyglass Library and preferred equity interest was $191.4 million, of which $171.4 million was paid at closing, $10.0 million was paid in July 2022, and the remaining $10.0 million was paid in July 2023. The Spyglass Library was accounted for as an asset acquisition and is included in investment in film and television programs on the Company's consolidated balance sheet. The equity interest was accounted for as an equity-method investment (see Note 5).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment in Films and Television Programs and Licensed Program Rights
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization(1)(2)
Released, net of accumulated amortization	$878.3	$611.7
Completed and not released	225.4	278.7
In progress	469.2	457.0
In development	65.7	64.1
	1,638.6	1,411.5
Film Group Monetization
Released, net of accumulated amortization	$497.1	657.8
Completed and not released	170.1	281.7
In progress	179.0	303.0
In development	4.3	8.2
	850.5	1,250.7
Licensed program rights, net of accumulated amortization	273.1	285.7
Investment in films and television programs and program rights, net	$2,762.2	$2,947.9
________________________
(1)At March 31, 2024, the unamortized balance related to completed and not released and in progress theatrical films was $532.5 million.
(2)Production tax credits reduced total investment in films and television programs by $112.2 million and $181.2 million during the years ended March 31, 2024 and 2023, respectively, which resulted in a reduction of direct operating expense related to the amortization of investment in films and television programs cost of approximately $70.6 million and $84.3 million for the years ended March 31, 2024 and 2023, respectively.

At March 31, 2024, acquired film and television libraries have remaining unamortized costs of $223.1 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted average remaining period of approximately 12.8 years (March 31, 2023 - unamortized costs of $132.8 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows, and was included in direct operating expense in the consolidated statement of operations:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Amortization expense:
Individual monetization	$907.1	$951.2	$887.3
Film group monetization	382.0	330.0	303.0
Licensed program rights	288.8	384.1	377.4
	$1,577.9	$1,665.3	$1,567.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes estimated future amortization expense for the Company's investment in film and television programs and licensed program rights as of March 31, 2024:

	Year Ending
	March 31,
	2025	2026	2027
	(Amounts in millions)
Estimated future amortization expense:
Released investment in films and television programs:
Individual monetization	$348.8	$166.0	$138.9
Film group monetization	$225.9	$102.2	$70.3
Licensed program rights	$161.8	$32.4	$16.0

Completed and not released investment in films and television programs:
Individual monetization	$139.6	n/a	n/a
Film group monetization	$138.0	n/a	n/a

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value. The following table sets forth impairments by segment and the line item in our consolidated statement of operations they are recorded in for the fiscal years ended March 31, 2024, 2023 and 2022:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$34.6	$6.2	$1.2
Television Production	8.4	4.6	34.9

Impairments not included in segment operating results(2):
Included in direct operating expense	—	—	36.9
Included in restructuring and other	377.3	379.3	—
	$420.3	$390.1	$73.0
________________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts reflected in the table further above which presents amortization of investment in film and television programs and licensed program rights by predominant monetization strategy.
(2)Fiscal 2024 and 2023: Represents primarily charges related to the Media Networks restructuring plan initiatives, including content impairment of programming removed from its platforms and in certain international territories exited or to be exited. Amounts in fiscal 2024 also include $12.8 million of development costs written off in connection with changes in strategy in the Television Production segment as a result of the acquisition of eOne.

Fiscal 2022: Represents impairment charges recorded as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment.

See Note 15 and Note 16 for further information.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Distribution equipment	$19.3	$19.1
Leasehold improvements	66.1	58.7
Property and equipment	26.0	23.8
Computer equipment and software	236.1	241.6
	347.5	343.2
Less accumulated depreciation and amortization	(260.2)	(254.9)
	87.3	88.3
Land	1.2	1.2
	$88.5	$89.5

During the year ended March 31, 2024, depreciation expense amounted to $49.9 million (2023 - $40.1 million; 2022 - $43.0 million).

5. Investments
The Company's investments consisted of the following:

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Investments in equity method investees	$68.4	$63.1
Other investments	6.4	1.6
	$74.8	$64.7

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2022	$393.7	$401.9	$1,968.9	$2,764.5
Impairment(1)	—	—	(1,475.0)	(1,475.0)
Balance as of March 31, 2023	$393.7	$401.9	$493.9	$1,289.5
Acquisition of eOne (see Note 2)	1.0	4.8	—	5.8
Impairment(1)	—	—	(493.9)	(493.9)
Measurement period adjustments(2)	3.9	5.9	—	9.8
Balance as of March 31, 2024	$398.6	$412.6	$—	$811.2
_______________
(1)See Note 1, Goodwill Impairment Assessments, for further information on the goodwill impairments recorded in fiscal 2024 and 2023 related to the Media Networks segment. As of March 31, 2024 and March 31, 2023, accumulated goodwill impairment losses totaled $1.969 billion and $1.475 billion, respectively, related to the Media Networks reporting unit.
(2)Measurement period adjustments for the acquisition of eOne reflect an increase to goodwill of $9.8 million resulting from a net decrease in estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of net decreases to accounts receivable and other assets of $11.4 million and $12.4 million, respectively, partially offset by a net increase to investment in films and television programs of $4.0 million, and net decreases to content related payables of $1.9 million, accrued liabilities of $3.8 million, participations and residuals of $1.9 million, and deferred revenue of $2.4 million.

Intangible Assets
Finite-Lived Intangible Assets. Finite-lived intangible assets consisted of the following:

	March 31, 2024			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets subject to amortization:
Customer relationships(1)	$1,852.0	$942.9	$909.1	$1,852.0	$807.8	$1,044.2
Trademarks and trade names(2)	87.6	7.1	80.5	3.6	2.6	1.0
Other	23.9	21.7	2.2	23.9	19.0	4.9
	$1,963.5	$971.7	$991.8	$1,879.5	$829.4	$1,050.1
_______________
(1)Customer relationships primarily represent Starz affiliation agreements with distributors.
(2)Amounts as of March 31, 2024 include the Starz trade names previously accounted for as indefinite-lived intangible assets, see below and Note 1, Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment, for further information.

Amortization expense associated with the Company's intangible assets for the years ended March 31, 2024, 2023 and 2022 was approximately $142.3 million, $140.2 million, and $134.9 million, respectively. Amortization expense remaining relating to intangible assets for each of the years ending March 31, 2025 through 2029 is estimated to be approximately $138.3 million, $127.6 million, $120.6 million, $115.6 million, and $110.1 million, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite-Lived Intangible Assets. As of March 31, 2023, our indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of Starz as of December 8, 2016, amounting to $250.0 million related to the Media Networks reporting unit. See Note 1, Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment, for further information on the trade name impairment charge of $170.0 million recorded in the second quarter of fiscal 2024 related to the Media Networks segment, and the reassessment of the estimated useful life of the trade names with a remaining carrying value of $80.0 million. Beginning October 1, 2023, the trade names are being accounted for as finite-lived intangible assets and amortized over their estimated useful life. As of March 31, 2024, the Company did not have any indefinite-lived intangible assets.

7. Debt

Total debt of the Company, excluding film related obligations, was as follows:

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$575.0	$—
Term Loan A	399.3	428.2
Term Loan B	819.2	831.7
5.500% Senior Notes	715.0	800.0
Total corporate debt	2,508.5	2,059.9
Unamortized debt issuance costs	(28.5)	(40.3)
Total debt, net	2,480.0	2,019.6
Less current portion	(860.3)	(41.4)
Non-current portion of debt	$1,619.7	$1,978.2

The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2024:

	Maturity Date	Year Ending March 31,
Debt Type		2025	2026	2027	2028	2029	Thereafter	Total
		(Amounts in millions)
Revolving Credit Facility	April 2026	$—	$—	$575.0	$—	$—	$—	$575.0
Term Loan A	April 2026	41.1	44.5	313.7	—	—	—	399.3
Term Loan B	March 2025	819.2	—	—	—	—	—	819.2
5.500% Senior Notes	April 2029	—	—	—	—	—	715.0	715.0
		$860.3	$44.5	$888.7	$—	$—	$715.0	2,508.5
Less aggregate unamortized debt issuance costs								(28.5)
								$2,480.0

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The revolving credit facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at March 31, 2024 there was $675.0 million available. There were no letters of credit outstanding at March 31, 2024. However, borrowing levels are subject to certain financial covenants as discussed below. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total revolving credit facility of $1.25 billion less the amount drawn.

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
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: As amended on June 14, 2023, the Revolving Credit Facility and term loan A facility due April 2026 (the "Term Loan A") bear interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%) margin, with a SOFR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 7.17% as of March 31, 2024, before the impact of interest rate swaps).
•Term Loan B: As amended on June 14, 2023, the term loan B facility due March 2025 (the "Term Loan B") bears interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 7.67% as of March 31, 2024, before the impact of interest rate swaps).
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of March 31, 2024, the Company was in compliance with all applicable covenants.
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

Covenants. The 5.500% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of March 31, 2024, the Company was in compliance with all applicable covenants.
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
Capacity to Pay Dividends
At March 31, 2024, the capacity to pay dividends under the Senior Credit Facilities, and the 5.500% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $1,116.3 million and accumulated deficit of $3,576.7 million were deemed free of restrictions from paying dividends at March 31, 2024.

Debt Transactions:
See Note 21 for the 5.500% Senior Notes exchanged in May 2024.
Fiscal 2024:
Senior Notes Repurchases. In the fiscal year ended March 31, 2024, the Company repurchased $85.0 million principal amount of the 5.500% Senior Notes for $61.4 million, together with accrued and unpaid interest.
Fiscal 2023:
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

Fiscal 2022:
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
See the Accounting for the Fiscal 2022 Senior Notes Redemption and Issuance and Credit Agreement Amendment section further below.

Gain (Loss) on Extinguishment of Debt
During the fiscal years ended March 31, 2024, 2023 and 2022, the Company recorded a gain (loss) on extinguishment of debt related to the transactions described above as summarized in the table below.

	Year Ended March 31,
	2024	2023	2022
	(Amounts in millions)
Gain (Loss) on Extinguishment of Debt:
Term Loan A prepayment	$—	$(1.3)	$—
Senior Notes repurchases in fiscal 2024 and 2023; Senior Notes redemption and issuance in fiscal 2022(1)	21.2	58.7	(24.7)
Credit Agreement amendment (Revolving Credit Facility and Term Loan A)(1)	—	—	(1.7)
Termination of a portion of Revolving Credit Facility commitments	—	—	(1.1)
Term Loan B repurchases and other	—	—	(0.7)
Production loan prepayment(2)	(1.3)	—	—
	$19.9	$57.4	$(28.2)
________________________
(1)See Accounting for the Fiscal 2022 Senior Notes Redemption and Issuance and Credit Agreement Amendment section below.
(2)Represents issuance costs written off in connection with the early prepayment of certain production loans (see Note 8).

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
The following table summarizes the accounting for the fiscal 2022 Credit Agreement amendment and Senior Notes redemption and issuance transactions, as described above:

	Year Ended March 31, 2022
	Loss on Extinguishment of Debt	Recorded as a Reduction of Outstanding Debt Balances & Amortized Over Life of New Issuances	Total
	(Amounts in millions)
Credit Agreement amendment (Revolving Credit Facility and Term Loan A) and Senior Notes redemption and issuance:
New debt issuance costs and call premiums	$21.2	$31.0	$52.2
Previously incurred debt issuance costs	5.2	31.1	36.3
	$26.4	$62.1	$88.5

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Film Related Obligations

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Film related obligations:
Production Loans	$1,292.2	$1,349.9
Production Tax Credit Facility	260.0	231.8
Programming Notes	—	83.6
Backlog Facility and Other	287.3	226.0
IP Credit Facility	109.9	143.8
Total film related obligations	1,949.4	2,035.1
Unamortized issuance costs	(11.4)	(11.5)
Total film related obligations, net	1,938.0	2,023.6
Less current portion	(1,393.1)	(1,007.2)
Total non-current film related obligations	$544.9	$1,016.4

The following table sets forth future annual repayment of film related obligations as of March 31, 2024:

	Year Ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
	(Amounts in millions)
Production Loans	$973.3	$318.9	$—	$—	$—	$—	$1,292.2
Production Tax Credit Facility(1)	260.0	—	—	—	—	—	260.0
Backlog Facility and Other(1)	118.8	24.1	—	144.4	—	—	287.3
IP Credit Facility(2)	41.0	50.1	18.8	—	—	—	109.9
	$1,393.1	$393.1	$18.8	$144.4	$—	$—	$1,949.4
Less unamortized issuance costs							(11.4)
							$1,938.0
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
Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 6.96% (before the impact of interest rate swaps, see Note 18 for interest rate swaps). Production loans amounting to $1,028.9 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $263.3 million are unsecured.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Production Tax Credit Facility. In January 2021, as amended in March 2024, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables. The maximum principal amount of the Production Tax Credit Facility is $260.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of March 31, 2024, tax credit receivables amounting to $341.4 million represented collateral related to the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 6.92% at March 31, 2024). The Production Tax Credit Facility matures on January 27, 2025. As of March 31, 2024, there were no material amounts available under the Production Tax Credit Facility.
Programming Notes. Programming notes represent individual unsecured loans for the licensing of film and television programs that the Company licenses, related to the Company's Media Networks business. The Company's programming notes outstanding were fully repaid in fiscal 2024.
IP Credit Facility. In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "IP Credit Facility") based on and secured by the collateral consisting solely of certain of the Company’s rights in certain acquired library titles. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the IP Credit Facility subject to cumulative minimum guaranteed payment amounts as set forth below:

Cumulative Period From September 29, 2022 Through:	Cumulative Minimum Guaranteed Payment Amounts	Payment Due Date
	(in millions)
September 30, 2023	$30.4	November 14, 2023
September 30, 2024	$60.7	November 14, 2024
September 30, 2025	$91.1	November 14, 2025
September 30, 2026	$121.4	November 14, 2026
July 30, 2027	$161.9	July 30, 2027
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 7.75% at March 31, 2024). The IP Credit Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on and secured by collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 6.57% at March 31, 2024). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of March 31, 2024, there was $175.0 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2023 - $175.0 million outstanding).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of March 31, 2024, there was $112.3 million outstanding under the "other" loans, incurring SOFR-based interest at a weighted average rate of 6.89%, of which $24.1 million has a contractual repayment date in July 2025 and $88.2 million has a contractual repayment date in April 2027. As of March 31, 2024, accounts receivable amounting to $47.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at March 31, 2024 amounting to $84.5 million represented collateral related to the "other" loans.

9. Leases
The Company has operating leases primarily for office space, studio facilities, and other equipment. The Company's leases have remaining lease terms of up to approximately 12.25 years.
The components of lease cost were as follows:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Operating lease cost(1)	$61.4	$48.4	$54.9
Short-term lease cost(2)	96.2	145.0	233.1
Variable lease cost(3)	3.4	3.1	1.4
Total lease cost	$161.0	$196.5	$289.4
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
(3)Variable lease cost primarily consists of insurance, taxes, maintenance and other operating costs.
Supplemental balance sheet information related to leases was as follows:

Category	Balance Sheet Location	March 31, 2024	March 31, 2023
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets - non-current	$388.8	169.0

Lease liabilities (current)	Other accrued liabilities	$53.4	47.4
Lease liabilities (non-current)	Other liabilities - non-current	385.1	159.2
		$438.5	206.6

	March 31, 2024	March 31, 2023
Weighted average remaining lease term (in years):
Operating leases	9.0	5.6

Weighted average discount rate:
Operating leases	5.24%	3.81%

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future payments relating to the Company's lease liabilities at March 31, 2024 are as follows:

Operating Leases
(Amounts in millions)
Year ending March 31,
2025	$74.1
2026	67.9
2027	61.7
2028	61.6
2029	51.5
Thereafter	240.8
Total lease payments	557.6
Less imputed interest	(119.1)
Total	$438.5

As of March 31, 2024, the Company has entered into certain leases that have not yet commenced primarily related to studio facilities, for which construction related to those leases has not yet been completed. The leases are for terms up to 12.25 years, commencing upon completion of construction (currently expected to be ranging from calendar years 2025 to 2026). The leases include an option to extend the initial term for an additional 10 years to 12 years. The total minimum lease payments under these leases in aggregate are approximately $250.9 million.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2024 and 2023:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2024			March 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 18)	$—	$—	$—	$—	$2.9	$2.9
Interest rate swaps (see Note 18)	—	35.6	35.6	—	41.1	41.1

Liabilities:
Forward exchange contracts (see Note 18)	—	(2.8)	(2.8)	—	(0.1)	(0.1)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt, film related obligations, and interest rate swaps at March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$396.6	$397.3	$424.2	$415.4
Term Loan B	816.9	818.1	827.2	817.1
5.500% Senior Notes	696.6	536.2	776.0	510.0
Production Loans	1,286.2	1,292.2	1,346.1	1,349.9
Production Tax Credit Facility	258.7	260.0	229.4	231.8
Programming Notes	—	—	83.6	83.6
Backlog Facility and Other	285.4	287.3	223.7	226.0
IP Credit Facility	107.6	109.9	140.8	143.8
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at March 31, 2024 and 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Noncontrolling Interests
Redeemable Noncontrolling Interests

Redeemable noncontrolling interests (included in temporary equity on the consolidated balance sheets) primarily relate to 3 Arts Entertainment and Pilgrim Media Group, as further described below.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Beginning balance	$343.6	$321.2	$219.1
Net loss attributable to redeemable noncontrolling interests	(14.9)	(9.2)	(17.7)
Noncontrolling interests discount accretion	—	13.2	22.7
Adjustments to redemption value	83.4	78.4	98.6
Other(1)	(93.2)	1.7	—
Cash distributions	(1.0)	(6.6)	(1.5)
Purchase of noncontrolling interest	(194.6)	(55.1)	—
Ending balance	$123.3	$343.6	$321.2
_______________
(1)In fiscal 2024, amounts represent the reclassification of a portion of the 3 Arts Entertainment redeemable noncontrolling interest from mezzanine equity to a liability, as further described below.
3 Arts Entertainment:

Accounting Prior to Acquisition of Additional Interest on January 2, 2024. As of March 31, 2023, the Company had a redeemable noncontrolling interest representing 49% of 3 Arts Entertainment. The noncontrolling interest was subject to put and call options at fair value that were exercisable during the year ended March 31, 2024. The put and call options were determined to be embedded in the noncontrolling interest, and because the put rights were outside the control of the Company, the noncontrolling interest holder's interest prior to the modification discussed below was included in redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

The noncontrolling interest holders are employees of 3 Arts Entertainment. Pursuant to the various 3 Arts Entertainment acquisition and related agreements, a portion of the noncontrolling interest holders' participation in the put and call proceeds was based on the noncontrolling interest holders' performance during the period. Further, if the employment of a noncontrolling interest holder is terminated, under certain circumstances, their participation in distributions cease and the put and call value was discounted from the fair value of their equity ownership percentage. Accordingly, earned distributions were accounted for as compensation and were being expensed within general and administrative expense as incurred. Additionally, the amount of the put and call proceeds subject to the discount was accounted for as compensation, and amortized over the vesting period within general and administrative expense and reflected as an addition to redeemable noncontrolling interest over the vesting period which ended in November 2022.

A portion of the purchase price of the controlling interest in 3 Arts Entertainment, up to $38.3 million, was recoupable for a five-year period commencing on the acquisition date of May 29, 2018, contingent upon the continued employment of certain employees, or the achievement of certain EBITDA targets, as defined in the 3 Arts Entertainment acquisition and related

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. Accordingly, $38.3 million was initially recorded as a deferred compensation arrangement within other current and non-current assets and was amortized in general and administrative expenses over the five-year period ended May 29, 2023.

Acquisition of Additional Interest. On January 2, 2024, the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest for $194.1 million. In addition, the Company purchased certain profit interests held by certain managers and entered into certain option rights agreements, which replaced the put and call rights discussed above by providing noncontrolling interest holders the right to sell to the Company and the Company the right to purchase their remaining (24%) interest beginning in January 2027.

The purchase of the additional 25% interest in 3 Arts Entertainment for $194.1 million was recorded as a reduction of noncontrolling interest which had previously been adjusted to its redemption value, which equaled fair value. At the completion of the purchase, a portion of the noncontrolling interest continued to be considered compensatory, as it was subject to forfeiture provisions upon termination of employment under certain circumstances, and the remaining portion represented the noncontrolling interest holders' fully vested equity interest. Under the new arrangement, the holders' right to sell their interest to the Company, and the Company's right to purchase the noncontrolling interest, are based on a formula-based amount (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above were based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is now considered a liability award, and as a result, approximately $93.2 million was reclassified from mezzanine equity to a liability, and is reflected in "other liabilities - non-current" in the consolidated balance sheet at March 31, 2024. In addition, because the new arrangement represented a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million in the quarter ended March 31, 2024, representing the excess of the fair value of the modified award over amounts previously expensed. This incremental expense was reflected in "restructuring and other" in the consolidated statement of operations, and as a reduction of accumulated deficit in shareholders' equity, reflected in the "redeemable noncontrolling interests adjustments to redemption value" line item in the consolidated statements of equity (deficit).

As of March 31, 2024, the Company had a remaining redeemable noncontrolling interest balance related to 3 Arts Entertainment of $93.2 million, reflecting the fully vested equity portion of the noncontrolling interest, which remains classified as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets due to the purchase and sale rights beginning in 2027 which were determined to be embedded in the noncontrolling interest, and are outside the control of the Company. The redeemable noncontrolling interest will be adjusted to its redemption value through accumulated deficit through the sale or purchase right date in January 2027. Subsequent to the January 2024 transactions noted above, changes in the carrying value of the redeemable noncontrolling interest are reflected in the calculation of basic and diluted net income or loss per common share attributable to Lions Gate Entertainment Corp. shareholders, if dilutive, or to the extent the adjustments represent recoveries of amounts previously reflected in the computation of basic and diluted net income or loss per common share attributable to Lions Gate Entertainment Corp. shareholders (see Note 1). The liability component of the noncontrolling interest, amounting to $93.2 million at March 31, 2024, will be reflected at its estimated redemption value, with any changes in estimated redemption value recognized as a charge or benefit in general and administrative expense in the consolidated statement of operations over the vesting period (i.e., the period from January 2, 2024 to the sale or purchase right date in January 2027). Earned distributions continue to be accounted for as compensation since such amounts are allocated based on performance, and are being expensed within general and administrative expense as incurred.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pilgrim Media Group:

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

Other:

The Company has other immaterial redeemable noncontrolling interests.
Other Noncontrolling Interests

The Company has other immaterial noncontrolling interests that are not redeemable.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the fiscal years ended March 31, 2024, 2023 and 2022. The Motion Picture and Television Production segments include the revenues of eOne from the acquisition date of December 27, 2023 (see Note 2).

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$226.5	$120.7	$65.3
Home Entertainment
Digital Media	652.3	527.5	497.1
Packaged Media	84.0	70.5	115.0
Total Home Entertainment	736.3	598.0	612.1
Television	274.4	217.8	257.9
International	391.0	365.0	234.4
Other	28.1	22.2	15.6
Total Motion Picture revenues	1,656.3	1,323.7	1,185.3

Television Production
Television	788.5	1,144.3	1,094.5
International	228.8	277.7	256.5
Home Entertainment
Digital Media	240.6	241.7	85.1
Packaged Media	2.0	3.3	6.9
Total Home Entertainment	242.6	245.0	92.0
Other	70.2	93.1	88.0
Total Television Production revenues	1,330.1	1,760.1	1,531.0

Media Networks - Programming Revenues
Domestic	1,365.4	1,395.8	1,428.9
International	211.0	150.7	107.3
	1,576.4	1,546.5	1,536.2

Intersegment eliminations	(545.9)	(775.5)	(648.2)
Total revenues	$4,016.9	$3,854.8	$3,604.3

Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2024 are as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ending March 31,
	2025	2026	2027	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,208.3	$486.3	$48.5	$51.0	$1,794.1
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $290.6 million, including variable and fixed fee arrangements, were recognized during the year ended March 31, 2024 from performance obligations satisfied prior to March 31, 2023. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue (see Note 1). See the consolidated balance sheets or Note 19 for accounts receivable, contract assets and deferred revenue balances at March 31, 2024 and 2023.

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2023	(Benefit) provision for doubtful accounts	Other(1)	Uncollectible accounts written-off(2)	March 31, 2024
	(Amounts in millions)
Trade accounts receivable	$9.2	$0.5	$1.3	$(3.8)	$7.2
_______________________
(1)Represents the provision for doubtful accounts acquired in the acquisition of eOne (see Note 2).
(2)Represents primarily accounts receivable previously reserved for bad debt from customers in Russia, related to Russia's invasion of Ukraine.

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. See Note 19 for contract assets at March 31, 2024 and 2023.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. At March 31, 2024, the current portion of deferred revenue includes $65.6 million from the acquisition of eOne (see Note 2). Revenues of $134.7 million were recognized during the year ended March 31, 2024, related to the balance of deferred revenue at March 31, 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Capital Stock
(a) Common Shares

The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares, at March 31, 2024 and March 31, 2023.

The table below outlines common shares reserved for future issuance:

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	20.7	24.8
Restricted share units and restricted stock — unvested	13.4	14.0
Common shares available for future issuance	15.4	11.4
Shares reserved for future issuance	49.5	50.2

(b) Share Repurchases
On February 2, 2016, the Company's Board of Directors authorized the Company to increase its previously announced share repurchase plan from a total authorization of $300 million to $468 million. During the fiscal years ended March 31, 2024, 2023 and 2022, the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Expense. The Company recognized the following share-based compensation expense during the years ended March 31, 2024, 2023 and 2022:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Compensation Expense:
Stock options	$2.2	$7.0	$19.2
Restricted share units and other share-based compensation	77.5	86.8	73.4
Share appreciation rights	1.5	4.0	7.4
	81.2	97.8	100.0
Impact of accelerated vesting on equity awards(1)	9.4	4.2	—
Total share-based compensation expense	$90.6	$102.0	$100.0

Tax impact(2)	(18.6)	(18.4)	(19.7)
Reduction in net income	$72.0	$83.6	$80.3
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements prior to the effects of changes in the valuation allowance.

Share-based compensation expense, by expense category, consisted of the following:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$2.8	$1.7	$1.2
Distribution and marketing	0.8	0.7	0.5
General and administration	77.6	95.4	98.3
Restructuring and other	9.4	4.2	—
	$90.6	$102.0	$100.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table sets forth the stock option, and share appreciation rights ("SARs") activity during the year ended March 31, 2024:

	Stock Options and SARs
	Class A Voting Shares					Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2023	4.3		$26.35			20.5	$15.23
Granted	—		—			0.3	$8.88
Exercised	—	(1)	$7.70			(0.1)	$7.11
Forfeited or expired	(1.9)		$30.81			(2.4)	$26.32
Outstanding at March 31, 2024	2.4		$22.96	2.51	$0.1	18.3	$13.73	5.10	$6.4
Vested or expected to vest at March 31, 2024	2.4		$22.96	2.51	$0.1	18.3	$13.75	5.09	$6.3
Exercisable at March 31, 2024	2.4		$22.96	2.51	$0.1	17.6	$13.95	4.95	$6.1
_____________________
(1)Represents less than 0.1 million shares.

The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The following table presents the weighted average grant-date fair value of options granted in the years ended March 31, 2024, 2023 and 2022, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model for stock options and share-appreciation rights granted during the years then ended:

	Year Ended March 31,
	2024	2023	2022
Weighted average fair value of grants	$4.63	$4.56	$6.27
Weighted average assumptions:
Risk-free interest rate(1)	4.3% - 4.5%	2.8% - 3.7%	0.8% - 2.5%
Expected option lives (in years)(2)	3.3 - 7 years	3.5 - 7 years	3.3 - 7 years
Expected volatility for options(3)	46% - 47%	44%	42% - 44%
Expected dividend yield(4)	0%	0%	0%
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
The total intrinsic value of options exercised during the year ended March 31, 2024 was $0.2 million (2023 — $1.2 million, 2022 — $2.3 million).
During the year ended March 31, 2024, less than 0.1 million shares (2023 — less than 0.1 million shares, 2022 — less than 0.1 million) were cancelled to fund withholding tax obligations upon exercise of options.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

The following table sets forth the restricted share unit and restricted stock activity during the year ended March 31, 2024:

	Restricted Share Units and Restricted Stock
	Class A Voting Shares		Weighted-Average Grant-Date Fair Value	Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value
	(Amounts in millions, except for weighted-average grant date fair value)
Outstanding at March 31, 2023	—	(1)	$10.95	14.0	$9.48
Granted	0.1		$8.87	9.5	$8.20
Vested	—	(1)	$10.89	(9.4)	$9.34
Forfeited	—		—	(0.8)	$8.55
Outstanding at March 31, 2024	0.1		$9.27	13.3	$8.71
__________________
(1)Represents less than 0.1 million shares.
The fair values of restricted share units and restricted stock are determined based on the market value of the shares on the date of grant. The total fair value of restricted share units and restricted stock vested during the year ended March 31, 2024 was $89.6 million (2023 - $54.9 million, 2022 - $67.8 million).
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2024 related to non-vested stock options and restricted stock and restricted share units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$2.3	1.5
Restricted Share Units and Restricted Stock	54.5	1.5
Total	$56.8

Under the Company’s stock option and long term incentive plans, the Company withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units and restricted stock. During the year ended March 31, 2024, 3.9 million shares (2023 — 2.2 million shares, 2022 — 2.3 million shares) were withheld upon the vesting of restricted share units and restricted stock.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax deficiencies of $12.0 million associated with its equity awards in its tax provision for the year ended March 31, 2024 (2023 — deficiencies of $11.3 million, 2022 — benefits of $14.9 million).

Other Share-Based Compensation
Pursuant to the terms of certain employment agreements, during the year ended March 31, 2024, the Company granted the equivalent of $2.3 million (2023 - $2.3 million, 2022 - $2.3 million) in shares to certain employees through the term of their employment contracts, which were recorded as compensation expense in the applicable period. Pursuant to this arrangement, for the year ended March 31, 2024, the Company issued 0.2 million shares (2023 - 0.3 million shares, 2022 - 0.1 million shares), net of shares withheld to satisfy minimum tax withholding obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Income Taxes
The components of pretax income (loss), net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2024	2023	2022
	(Amounts in millions)
United States	$(1,389.9)	$(2,218.6)	$(359.2)
International	208.6	221.1	182.2
	$(1,181.3)	$(1,997.5)	$(177.0)

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

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2024	2023	2022
Current provision (benefit):	(Amounts in millions)
Federal	$(62.5)	$11.9	$11.0
States	1.7	(0.4)	10.7
International	14.3	15.1	8.4
Total current provision (benefit)	$(46.5)	$26.6	$30.1
Deferred provision (benefit):
Federal	$(6.6)	$(7.7)	$0.9
States	(11.9)	(0.1)	(2.6)
International	—	2.5	—
Total deferred provision (benefit)	(18.5)	(5.3)	(1.7)
Total provision (benefit) for income taxes	$(65.0)	$21.3	$28.4

Although the Company is incorporated under Canadian law, the majority of its global operations are currently subject to tax in the U.S. As a result, the Company believes it is more appropriate to use the U.S. federal statutory income tax rate of 21% in its reconciliation of the statutory rate to its reported income tax provision (benefit). The Company's income tax provision (benefit) differs from the 21% U.S. federal statutory income tax rate applied to income (loss) before taxes due to the mix of earnings generated across the various jurisdictions in which operations are conducted, in addition to the tax deductions generated through the Company's capital structure.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as set forth below:

	Year Ended March 31,
	2024	2023	2022
	(Amounts in millions)
Income taxes computed at Federal statutory rate	$(248.1)	$(419.5)	$(37.2)
Foreign affiliate dividends	(27.3)	(35.4)	(35.2)
Foreign operations subject to different income tax rates	41.2	48.2	50.0
State income tax	(9.6)	(0.5)	8.1
Nondeductible goodwill impairment	101.9	304.3	—
Remeasurements of originating deferred tax assets and liabilities	(78.3)	13.6	(1.3)
Permanent differences	1.0	2.3	0.8
Nondeductible share based compensation	2.5	2.3	(3.3)
Nondeductible officers compensation	7.7	9.8	5.6
Non-controlling interest in partnerships	18.6	1.8	3.7
Uncertain tax benefits	(70.0)	5.3	3.6
Other	(0.9)	1.9	1.2
Changes in valuation allowance	196.3	87.2	32.4
Total provision for income taxes	$(65.0)	$21.3	$28.4

For the fiscal years ended March 31, 2024, 2023 and 2022, our income tax provision (benefit) includes certain foreign affiliate dividends that can be received in our Canadian jurisdiction without being subject to income tax under local law. As a result of an internal capital restructuring during a prior fiscal year, the Company generated a net operating loss carryforward under local income tax law in another foreign jurisdiction which was offset by a valuation allowance based on the Company’s assessment, and which is being absorbed by taxable income annually.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Deferred tax assets:
Net operating losses	$624.4	$450.4
Foreign tax credits	64.9	73.0
Investment in film and television programs	34.2	67.1
Accrued compensation	54.3	63.2
Operating leases - liabilities	99.0	41.4
Other assets	57.7	22.6
Reserves	22.9	9.0
Interest	201.0	104.6
Total deferred tax assets	1,158.4	831.3
Valuation allowance	(808.3)	(455.7)
Deferred tax assets, net of valuation allowance	350.1	375.6
Deferred tax liabilities:
Intangible assets	(222.4)	(317.0)
Operating leases - assets	(88.9)	(34.6)
Other	(52.1)	(55.8)
Total deferred tax liabilities	$(363.4)	$(407.4)

Net deferred tax liabilities	$(13.3)	$(31.8)

The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. and foreign net operating loss carryforwards, U.S. foreign tax credit carryforwards, and carryforwards of U.S. interest expenses limited in their deduction under the Internal Revenue Code and similar state and local statutes. In its assessment, the Company has concluded there to be sufficient uncertainty regarding the future realization of these deferred tax assets.
At March 31, 2024, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $1,330.6 million available to reduce future federal income taxes, certain of which expire beginning in 2037 through 2042. At March 31, 2024, the Company had state NOLs of approximately $1,203.9 million available to reduce future state income taxes which expire in varying amounts beginning in 2025. At March 31, 2024, the Company had Canadian loss carryforwards of $361.6 million which will expire beginning in 2030. At March 31, 2024, the Company had Luxembourg loss carryforwards of $504.3 million which will expire beginning in 2036, U.K. loss carryforwards of $95.1 million with no expiration, and Spanish loss carryforwards of $96.1 million which will expire beginning in 2036. At March 31, 2024, the Company had other foreign jurisdiction loss carryforwards of $24.6 million which will expire beginning in 2028. In addition, at March 31, 2024, the Company had U.S. credit carryforwards related to foreign taxes paid of approximately $64.9 million to offset future federal income taxes that will expire beginning in 2025.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as "other liabilities" in the consolidated balance sheets. As of March 31, 2024 and 2023, the total amount of gross unrecognized tax benefits, exclusive of interest and penalties, was $12.1 million and $64.9 million, respectively, which, if recognized, would favorably impact the Company's effective tax rate. The aggregate changes in the Company's gross amount of unrecognized tax benefits, exclusive of interest and penalties, are summarized as follows:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2021 (liability as of March 31, 2021)	$68.0
Increases related to current year tax position	—
Increases related to prior year tax positions	2.6
Decreases related to prior year tax positions	—
Settlements	—
Lapse in statute of limitations	(0.4)
Gross unrecognized tax benefits at March 31, 2022 (liability as of March 31, 2022)	70.2
Increases related to current year tax position	—
Increases related to prior year tax positions	0.2
Decreases related to prior year tax positions	—
Settlements	(4.3)
Lapse in statute of limitations	(1.2)
Gross unrecognized tax benefits at March 31, 2023 (liability as of March 31, 2023)	64.9
Increases related to current year tax position	—
Increases related to prior year tax positions	8.9
Decreases related to prior year tax positions	—
Settlements	(60.7)
Lapse in statute of limitations	(1.0)
Gross unrecognized tax benefits at March 31, 2024 (liability as of March 31, 2024)	$12.1

The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision (benefit). For the years ended March 31, 2024, 2023, and 2022, the Company recognized as a charge or (benefit) to the tax provision (benefit) for interest and penalties related to uncertain tax positions of $(8.9) million, $5.0 million, and $6.0 million, respectively. The liability for accrued interest amounted to $7.0 million and $16.7 million as of March 31, 2024 and 2023, respectively.
During the year ended March 31, 2024, the Company settled a prior year refund claim and recognized a corresponding income tax benefit of $70 million, which was inclusive of accrued interest and penalties of approximately $10 million. The Company estimates that it is reasonably possible that the liability for unrecognized tax benefits will further decrease in the next twelve months by $8.1 million, inclusive of interest and penalties, as a result of projected audit settlements in certain jurisdictions.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. During the years ended March 31, 2024, 2023 and 2022, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense and distribution and marketing expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the years ended March 31, 2024, 2023 and 2022:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$377.3	$385.2	$—
Severance(2)
Cash	37.2	18.0	4.6
Accelerated vesting on equity awards (see Note 13)	9.4	4.2	—
Total severance costs	46.6	22.2	4.6
COVID-19 related charges included in restructuring and other	—	0.1	1.1
Transaction and other costs (benefits)(3)	84.6	4.4	11.1
Total Restructuring and Other	508.5	411.9	16.8

Other unusual charges not included in restructuring and other or the Company's operating segments:
Programming and content charges included in direct operating expense(4)	—	7.0	36.9
COVID-19 related charges (benefit) included in:
Direct operating expense(5)	(1.0)	(11.6)	(3.6)
Distribution and marketing expense	—	—	0.2
Charges related to Russia's invasion of Ukraine included in direct operating expense(6)	—	—	5.9
Total restructuring and other and other unusual charges not included in restructuring and other	$507.5	$407.3	$56.2
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

During the fiscal year ended March 31, 2024, the Company continued executing its restructuring plan, including its evaluation of the programming on Starz's domestic and international platforms. In connection with this review, the Company cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Media Networks segment. In addition, as a result of the continuing review of its international territories, the Company has made the strategic decision to shut down the LIONSGATE+ service in Latin America and the United Kingdom ("U.K.") with the only remaining international operations being in Canada and India, resulting in additional content impairment charges.

As a result of these restructuring initiatives, the Company recorded content impairment charges related to the Media Networks segment in the fiscal years ended March 31, 2024 and 2023 of $364.5 million and $379.3 million, respectively. The Company has incurred impairment charges from the inception of the plan through March 31, 2024 amounting to $743.8 million.

Under the current restructuring plan and ongoing strategic content review, the net future cash outlay is estimated to range from approximately $80 million to $90 million, which includes contractual commitments on content in

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets.

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

Other Impairments: Amounts in the fiscal year ended March 31, 2024 also include $12.8 million of development costs written off in connection with changes in strategy in the Television Production segment as a result of the acquisition of eOne.

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
(2)Severance costs in the fiscal years ended March 31, 2024, 2023 and 2022 were primarily related to restructuring activities and other cost-saving initiatives. In fiscal 2024, amounts were due to restructuring activities including integration of the acquisition of eOne, LIONSGATE+ international restructuring and our Motion Picture and Television Production segment.
(3)Amounts in the fiscal years ended March 31, 2024, 2023 and 2022 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In fiscal 2024, these amounts include $49.2 million associated with the acquisition of additional interest in 3 Arts Entertainment. Due to the new arrangement representing a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million, representing the excess of the fair value of the modified award over amounts previously expensed. See Note 11 for further information. In addition, transaction and other costs in fiscal 2024 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. The Company expects to recover a portion of this amount under its insurance coverage and from the noncontrolling interest holders of this entity. Transaction and other costs in fiscal 2024 also include a benefit of $5.4 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the LIONSGATE+ international restructuring. The remaining amounts in fiscal 2024 primarily represent acquisition and integration costs related to the acquisition of eOne, and costs associated with the separation of the Starz Business from the Studio Business. In fiscal 2023, transaction and other costs include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.
(4)Amounts represent certain unusual programming and content charges. In the fiscal year ended March 31, 2023, the amounts represent development costs written off as a result of changes in strategy across the Company's theatrical slate in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment. In the fiscal year ended March 31, 2022, the amounts represent impairment charges recorded as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment (see Note 3). These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the consolidated statement of operations.
(5)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $1.2 million, $14.1 million and $22.1 million in fiscal 2024, 2023 and 2022, respectively. In the fiscal years ended March 31, 2024, 2023 and 2022, insurance recoveries exceeded the incremental costs expensed in the year, resulting in a net benefit included in direct operating expense. The Company is in the process of seeking additional insurance recovery for some of these costs. The ultimate amount of insurance recovery cannot be estimated at this time.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)Amounts represent charges related to Russia's invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statements of operations.

Changes in the restructuring and other severance liability were as follows for the years ended March 31, 2024, 2023 and 2022:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Severance liability
Beginning balance	$8.7	$1.5	$5.7
Accruals	37.2	18.0	4.6
Severance payments	(22.3)	(10.8)	(8.8)
Ending balance(1)	$23.6	$8.7	$1.5
_______________________
(1)As of March 31, 2024, the remaining severance liability of approximately $23.6 million is expected to be paid in the next 12 months.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below. The Motion Picture and Television Production segments include the results of operations of eOne from the acquisition date of December 27, 2023 (see Note 2).

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$1,656.3	$1,323.7	$1,185.3
Television Production	1,330.1	1,760.1	1,531.0
Total Studio Business	2,986.4	3,083.8	2,716.3
Media Networks	1,576.4	1,546.5	1,536.2
Intersegment eliminations	(545.9)	(775.5)	(648.2)
	$4,016.9	$3,854.8	$3,604.3
Intersegment revenues
Studio Business:
Motion Picture	$128.2	$44.2	$38.0
Television Production	417.7	731.3	610.2
Total Studio Business	545.9	775.5	648.2
Media Networks	—	—	—
	$545.9	$775.5	$648.2
Gross contribution
Studio Business:
Motion Picture	$433.3	$386.3	$356.0
Television Production	204.7	185.3	124.1
Total Studio Business	638.0	571.6	480.1
Media Networks	329.8	203.2	243.2
Intersegment eliminations	(48.9)	(35.7)	(2.7)
	$918.9	$739.1	$720.6
Segment general and administration
Studio Business:
Motion Picture	$113.9	$109.8	$93.1
Television Production	57.9	51.9	40.2
Total Studio Business	171.8	161.7	133.3
Media Networks	93.4	96.4	88.0
	$265.2	$258.1	$221.3
Segment profit
Studio Business:
Motion Picture	$319.4	$276.5	$262.9
Television Production	146.8	133.4	83.9
Total Studio Business	466.2	409.9	346.8
Media Networks	236.4	106.8	155.2
Intersegment eliminations	(48.9)	(35.7)	(2.7)
	$653.7	$481.0	$499.3

The Company's primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Company’s total segment profit	$653.7	$481.0	$499.3
Corporate general and administrative expenses(1)	(136.1)	(122.9)	(97.1)
Adjusted depreciation and amortization(2)	(50.1)	(40.2)	(43.0)
Restructuring and other	(508.5)	(411.9)	(16.8)
Goodwill and intangible asset impairment	(663.9)	(1,475.0)	—
COVID-19 related benefit (charges) included in direct operating expense and distribution and marketing expense(3)	1.0	11.6	3.4
Programming and content charges(4)	—	(7.0)	(36.9)
Charges related to Russia's invasion of Ukraine(5)	—	—	(5.9)
Adjusted share-based compensation expense(6)	(81.2)	(97.8)	(100.0)
Purchase accounting and related adjustments(7)	(153.7)	(195.5)	(194.0)
Operating income (loss)	(938.8)	(1,857.7)	9.0
Interest expense	(269.8)	(221.2)	(176.0)
Interest and other income	22.1	6.4	30.8
Other expense	(26.9)	(26.9)	(10.9)
Gain (loss) on extinguishment of debt	19.9	57.4	(28.2)
Gain on investments, net	3.5	44.0	1.3
Equity interests income (loss)	8.7	0.5	(3.0)
Loss before income taxes	$(1,181.3)	$(1,997.5)	$(177.0)
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
(2)Adjusted depreciation and amortization represents depreciation and amortization as presented on our consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Depreciation and amortization	$192.2	$180.3	$177.9
Less: Amount included in purchase accounting and related adjustments	(142.1)	(140.1)	(134.9)
Adjusted depreciation and amortization	$50.1	$40.2	$43.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)Amounts represent the incremental costs, if any, included in direct operating expense and distribution and marketing expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. During the fiscal years ended March 31, 2024, 2023 and 2022, the Company has incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period (see Note 15). These benefits (charges) are excluded from segment operating results.
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
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Total share-based compensation expense	$90.6	$102.0	$100.0
Less:
Amount included in restructuring and other(i)	(9.4)	(4.2)	—
Adjusted share-based compensation	$81.2	$97.8	$100.0
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(7)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$—	$0.7	$0.4
General and administrative expense(i)	11.6	54.7	58.7
Depreciation and amortization	142.1	140.1	134.9
	$153.7	$195.5	$194.0
(i)These adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charges for the accretion of the noncontrolling interest discount related to Pilgrim Media Group (through June 2021) and 3 Arts Entertainment (through November 2022), and the amortization of the recoupable portion of the purchase price (through May 2023) related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment.

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Amortization of recoupable portion of the purchase price	$1.3	$7.7	$7.7
Noncontrolling interest discount amortization	—	13.2	22.7
Noncontrolling equity interest in distributable earnings	10.3	33.8	28.3
	$11.6	$54.7	$58.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 12 for revenues by media or product line as broken down by segment for the fiscal years ended March 31, 2024, 2023, and 2022.

The following table reconciles segment general and administration to the Company’s total consolidated general and administration expense:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$265.2	$258.1	$221.3
Corporate general and administrative expenses	136.1	122.9	97.1
Share-based compensation expense included in general and administrative expense	77.6	95.4	98.3
Purchase accounting and related adjustments	11.6	54.7	58.7
	$490.5	$531.1	$475.4

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Assets
Motion Picture	$1,851.4	$1,759.4
Television Production	2,347.8	1,949.1
Media Networks	2,036.7	3,120.8
Other unallocated assets(1)	856.8	596.9
	$7,092.7	$7,426.2
_____________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth acquisition of investment in films and television programs and program rights, as broken down by segment for the years ended March 31, 2024, 2023 and 2022:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Acquisition of investment in films and television programs and program rights
Motion Picture	$416.6	$483.6	$465.0
Television Production	712.8	1,082.0	1,287.0
Media Networks	852.8	1,173.0	1,134.6
Intersegment eliminations	(572.9)	(759.4)	(674.9)
	$1,409.3	$1,979.2	$2,211.7
The following table sets forth capital expenditures, as broken down by segment for the years ended March 31, 2024, 2023 and 2022:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Capital expenditures
Motion Picture	$—	$—	$—
Television Production	0.3	0.3	0.4
Media Networks	24.8	42.5	27.0
Corporate(1)	9.6	6.2	5.7
	$34.7	$49.0	$33.1
_____________________
(1)Represents unallocated capital expenditures primarily related to the Company's corporate headquarters.

Revenue by geographic location, based on the location of the customers, with no other foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Revenue
Canada	$76.9	$63.1	$56.8
United States	3,140.1	3,129.8	3,016.8
Other foreign	799.9	661.9	530.7
	$4,016.9	$3,854.8	$3,604.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location are as follows:

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Long-lived assets(1)
United States	$3,063.2	$3,023.5
Other foreign	176.3	182.9
	$3,239.5	$3,206.4
_____________
(1)Long-lived assets represents total assets less the following: current assets, investments, long-term receivables, interest rate swaps, intangible assets, goodwill and deferred tax assets.

For the year ended March 31, 2024, the Company had revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $831.0 million, primarily related to the Company's Media Networks and Motion Picture segments (2023 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $766.6 million, primarily related to the Company's Media Networks and Motion Picture segments; 2022 - revenue from one individual customer which represented greater than 10% of consolidated revenues, amounting to $639.2 million, primarily related to the Company's Media Networks and Motion Picture segments).

As of March 31, 2024, the Company had accounts receivable due from one customer which individually represented greater than 10% of combined accounts receivable, and amounted to 11.6% of total combined accounts receivable (current and non-current) at March 31, 2024, or gross accounts receivable of approximately $100.9 million. As of March 31, 2023, the Company did not have any accounts receivable due from customers which individually represented greater than 10% of total consolidated accounts receivable.

17. Commitments and Contingencies
Commitments
The following table sets forth our future annual repayment of contractual commitments as of March 31, 2024:

	Year Ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(1)	$452.8	$125.8	$34.1	$6.9	$—	$—	$619.6
Interest payments(2)	165.6	78.9	49.2	42.5	39.3	4.9	380.4
Other contractual obligations	157.7	78.8	55.5	35.8	32.4	178.4	538.6
Total future commitments under contractual obligations(3)	$776.1	$283.5	$138.8	$85.2	$71.7	$183.3	$1,538.6
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
(2)Includes cash interest payments on the Company's corporate debt and film related obligations, based on the applicable SOFR interest rates at March 31, 2024, net of payments and receipts from the Company's interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(3)Not included in the amounts above are $123.3 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 11).

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
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2024, all except two of the largest plans in which the Company participates were funded at a level of 80% or greater. The other two plans, the Motion Picture Industry Pension Plan and the Screen Actors Guild - Producers Pension Plan were funded at 71.20% and 79.06%, respectively for the 2023 plan year, but neither of these plans were considered to be in endangered, critical, or critical and declining status in the 2023 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the years ended March 31, 2024, 2023 and 2022 were $59.9 million, $102.0 million, and $98.3 million, respectively.

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

As of March 31, 2024, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

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
As of March 31, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 25 months from March 31, 2024):

March 31, 2024
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	0.5	GBP	in exchange for	$0.6	0.79	GBP
Czech Koruna	180.0	CZK	in exchange for	$7.7	23.29	CZK
Euro	0.6	EUR	in exchange for	$0.5	0.91	EUR
Canadian Dollar	21.4	CAD	in exchange for	$15.9	1.34	CAD
Mexican Peso	56.7	MXN	in exchange for	$3.0	18.95	MXN
Hungarian Forint	1,450.0	HUF	in exchange for	$4.0	360.17	HUF
New Zealand Dollar	$73.9	NZD	in exchange for	$45.3	1.64	NZD

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Designated Cash Flow Hedges. As of March 31, 2024 and March 31, 2023, the Company had the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company's SOFR-based debt, see Note 7 and Note 8):

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
__________________
(1)Represents the re-designated swaps as described in the May 2022 Transactions section below that were previously not designated cash flow hedges at March 31, 2022.

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

Financial Statement Effect of Derivatives
Consolidated statement of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company's derivatives on the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2024, 2023 and 2022:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(5.8)	$1.7	$1.7
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	(0.3)	(0.3)	(0.2)
Interest rate swaps
Gain recognized in accumulated other comprehensive income (loss)	$36.3	$81.1	$66.5
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	41.8	1.4	(15.0)

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(7.2)	$(11.8)	$(33.8)

Total direct operating expense on consolidated statements of operations	$2,189.2	$2,312.5	$2,064.2
Total interest expense on consolidated statements of operations	$269.8	$221.2	$176.0

Consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 10). Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its consolidated balance sheets. As of March 31, 2024 and 2023, there were no swaps outstanding that were subject to a master netting arrangement.
As of March 31, 2024 and 2023, the Company had the following amounts recorded in the accompanying consolidated balance sheets related to the Company's use of derivatives:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2024
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$—	$2.8
Interest rate swaps	35.6	—	—
Fair value of derivatives	$35.6	$—	$2.8

	March 31, 2023
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$2.9	$—	$0.1
Interest rate swaps	—	41.1	—
Fair value of derivatives	$2.9	$41.1	$0.1

As of March 31, 2024, based on the current release schedule, the Company estimates approximately $1.5 million of losses associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending March 31, 2025.
As of March 31, 2024, the Company estimates approximately $30.4 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending March 31, 2025.

19. Additional Financial Information

The following tables present supplemental information related to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments that are readily convertible into cash. Cash equivalents are carried at cost, which approximates fair value. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because the Company uses quoted market prices to measure the fair value of these investments (see Note 10). The Company monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated instruments or investment funds holding similar instruments. As of March 31, 2024, the Company’s cash and cash equivalents were held in bank depository accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total amounts reported in the consolidated statement of cash flows at March 31, 2024 and 2023. At March 31, 2024 and 2023, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility, and Backlog Facility.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Cash and cash equivalents	$314.0	$272.1
Restricted cash included in other current assets	43.7	27.9
Restricted cash included in other non-current assets	13.7	13.0
Total cash, cash equivalents and restricted cash	$371.4	$313.0

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the years ended March 31, 2024, 2023 and 2022.

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the years ended March 31, 2024, 2023 and 2022:

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)

Carrying value of receivables transferred and derecognized	$1,413.2	$1,405.9	$1,400.2
Net cash proceeds received	1,385.9	1,382.7	1,391.2
Loss recorded related to transfers of receivables	27.3	23.2	9.0

At March 31, 2024, the outstanding amount of receivables derecognized from the Company's consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $613.4 million (March 31, 2023 - $520.4 million).

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

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the years ended March 31, 2024, 2023 and 2022:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)

Gross cash proceeds received for receivables transferred and derecognized	$22.2	$167.0	$155.5
Less amounts from collections reinvested under revolving agreement	(9.1)	(94.3)	(102.7)
Proceeds from new transfers	13.1	72.7	52.8
Collections not reinvested and remitted or to be remitted	(13.4)	(66.6)	(46.8)
Net cash proceeds received (paid or to be paid)(1)	$(0.3)	$6.1	$6.0

Carrying value of receivables transferred and derecognized (2)	$22.1	$164.8	$154.5
Obligations recorded	$2.1	$5.9	$2.9
Loss recorded related to transfers of receivables	$2.0	$3.7	$1.9
___________________
(1)During the year ended March 31, 2024, the Company voluntarily repurchased $46.0 million of receivables previously transferred. In addition, during the years ended March 31, 2023 and 2022, the Company repurchased $27.4 million and $25.5 million, respectively, of receivables previously transferred, as separately agreed upon with the third-party purchasers, in order to monetize such receivables under the individual monetization program discussed above without being subject to the collateral requirements under the pooled monetization program.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At March 31, 2024, there were no outstanding receivables derecognized from the Company's consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement (March 31, 2023 - $52.3 million).

Other Assets
The composition of the Company’s other assets is as follows as of March 31, 2024 and March 31, 2023:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2024	March 31, 2023
	(Amounts in millions)
Other current assets
Prepaid expenses and other(1)	$58.2	$43.3
Restricted cash	43.7	27.9
Contract assets(2)	59.9	63.5
Interest rate swap assets	35.6	—
Tax credits receivable	199.1	129.5
	$396.5	$264.2
Other non-current assets
Prepaid expenses and other	$21.6	$8.4
Restricted cash	13.7	13.0
Accounts receivable(3)	111.7	37.8
Contract assets(3)	3.2	5.1
Tax credits receivable	361.7	341.7
Operating lease right-of-use assets	388.8	169.0
Interest rate swap assets	—	41.1
	$900.7	$616.1
_____________________
(1)Includes home entertainment product inventory which consists of Packaged Media and is stated at the lower of cost or market value (first-in, first-out method). Costs of Packaged Media sales, including shipping and handling costs, are included in distribution and marketing expenses.
(2)At March 31, 2024, the current portion of contract assets includes $14.9 million from the acquisition of eOne (see Note 2).
(3)Unamortized discounts on long-term, non-interest bearing receivables were $6.2 million and $3.5 million at March 31, 2024 and 2023, respectively, and unamortized discounts on contract assets were $0.3 million and $0.5 million at March 31, 2024 and 2023, respectively.

Content related payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities

Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $147.4 million and $128.7 million at March 31, 2024 and 2023, respectively.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of accumulated other comprehensive income (loss), net of tax. During the years ended March 31, 2024, 2023 and 2022, there was no income tax expense or benefit reflected in other comprehensive income (loss) due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2021	$(15.1)	$(68.2)	$(83.3)
Other comprehensive loss	(4.6)	68.2	63.6
Reclassifications to net loss(1)	—	49.0	49.0
March 31, 2022	(19.7)	49.0	29.3
Other comprehensive income	(1.9)	82.8	80.9
Reclassifications to net loss(1)	—	10.7	10.7
March 31, 2023	(21.6)	142.5	120.9
Other comprehensive income (loss)	(1.1)	30.5	29.4
Reclassifications to net loss(1)	—	(34.3)	(34.3)
March 31, 2024	$(22.7)	$138.7	$116.0
___________________
(1)Represents a loss of $0.3 million included in direct operating expense and a gain of $34.6 million included in interest expense on the consolidated statement of operations in the year ended March 31, 2024 (2023 - loss of $0.3 million included in direct operating expense and loss of $10.4 million included in interest expense; 2022 - loss of $0.2 million included in direct operating expense and loss of $48.8 million included in interest expense) (see Note 18).

Supplemental Cash Flow Information

Interest paid during the fiscal year ended March 31, 2024 amounted to $242.5 million (2023 — $196.7 million; 2022 — $135.0 million).

Income taxes paid during the fiscal year ended March 31, 2024 amounted to net tax paid of $25.8 million (2023 — net tax paid of $29.1 million; 2022 — net tax paid of $16.9 million).
Significant non-cash transactions during the fiscal years ended March 31, 2024, 2023 and 2022 include certain interest rate swap agreements, which are discussed in Note 18, "Financial Instruments".

The supplemental schedule of non-cash investing activities is presented below. There were no significant non-cash financing activities for the fiscal years ended March 31, 2024, 2023 and 2022.

	Year Ended March 31,
	2024	2023	2022
	(Amounts in millions)
Non-cash investing activities:
Accrued equity method investment	$—	$—	$19.0

Supplemental cash flow information related to leases was as follows:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	March 31,
	2024	2023	2022
	(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$55.5	$42.3	$57.0

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$172.1	$12.4	$67.8
Increase in right-of-use assets and lease liability due to a reassessment event:
Operating leases - increase in right-of-use assets	$103.6	$33.0	$27.5
Operating leases - increase in lease liability	$103.6	$33.0	$27.5

20. Related Party Transactions

Ignite, LLC

In April 2004, a wholly-owned subsidiary of the Company entered into agreements (as amended) with Ignite, LLC (“Ignite”) for distribution rights to certain films. Michael Burns, the Vice Chair and a director of the Company, owns a 65.45% interest in Ignite, and Hardwick Simmons, a director of the Company, owns a 24.24% interest in Ignite. During the year ended March 31, 2024, $0.3 million was paid to Ignite under these agreements (2023 - $0.4 million).

Business Combination
See Note 2 and Note 21 for a description of the Business Combination Agreement with Screaming Eagle. Harry E. Sloan, a member of the Company’s Board of Directors, is also the Chairman of Screaming Eagle, and owns, directly or indirectly, a material interest in Eagle Equity Partners V, LLC, a Delaware limited liability company, the Screaming Eagle sponsor. Mr. Sloan recused himself from the decisions to approve the Business Combination made by both the board of directors of Screaming Eagle and Lionsgate.

Voting and Standstill Agreement

As previously disclosed, on November 10, 2015, the Company entered into a voting and standstill agreement with Liberty Global plc (“Liberty Global”), Discovery Communications, Inc. (“Discovery”), Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd. (“Discovery Lightning”), Dr. John C. Malone and affiliates of MHR Fund Management, LLC (“MHR Fund Management”) (as amended from time to time, the “Voting and Standstill Agreement”). In connection with the business combination described in Note 2 and Note 21, on the closing date, the Company, Lionsgate Studios, MHR Fund Management, Liberty Global Ventures Limited (f/k/a Liberty Global Incorporated Limited), Liberty Global Ventures Limited (f/k/a Liberty Global Incorporated Limited), Discovery Lightning Investments Ltd., Warner Bros. Discovery, Inc. and funds affiliated with MHR Fund Management entered into an amendment to the Voting and Standstill Agreement (the “Amendment to the Voting and Standstill Agreement”) to add Lionsgate Studios as a party thereto such that, among other items, certain provisions of the Voting and Standstill Agreement apply to Lionsgate Studios as if it were the Company. Additionally, under the Amendment to the Voting and Standstill Agreement, the Company agreed to vote its common shares in favor of designees of Liberty Global, Discovery and MHR Fund Management to the board of directors of Lionsgate Studios.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Equity Method Investees
Equity Method Investees. In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company's films and television programs and the lease of a studio facility owned by a former equity-method investee, for which the impact on the Company's consolidated balance sheets and consolidated statements of operations is as follows (see Note 1 and Note 5):

	March 31,
	2024	2023
	(Amounts in millions)
Consolidated Balance Sheets
Accounts receivable	$11.1	$14.8
Investment in films and television programs(1)	2.2	7.9
Other assets, noncurrent(1)	—	45.8
Total due from related parties	$13.3	$68.5

Accounts payable(2)	$16.8	$16.8
Other accrued liabilities(1)	—	6.7
Participations and residuals, current	5.5	7.5
Participations and residuals, noncurrent	1.3	2.0
Deferred revenue, current	0.1	—
Other liabilities(1)	—	41.4
Total due to related parties	$23.7	$74.4

	Year Ended March 31,
	2024	2023	2022
	(Amounts in millions)
Consolidated Statements of Operations
Revenues	$4.2	$6.1	$4.1
Direct operating expense	$5.0	$8.3	$6.5
Distribution and marketing expense	$0.8	$0.4	$0.2
Interest and other income	$—	$1.7	$3.1
__________________________________
(1)As of March 31, 2023, the Company had certain operating leases related to a studio facility owned by an equity-method investee which was sold during the year ended March 31, 2024. Amounts related to these leases as of March 31, 2023 are included in the table above in investment in films and television programs, other assets - noncurrent, other accrued liabilities and other liabilities.
(2)Amounts primarily represent production related advances due to certain of its equity method investees.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Subsequent Events

5.500% Senior Notes Exchange. On May 8, 2024, an indirect, wholly-owned subsidiary of the Company issued $389.9 million aggregate principal amount of new 5.500% senior notes due 2029 (the "New 5.500% Senior Notes"). The New 5.500% Senior Notes were exchanged by the Company for $389.9 million of the existing 5.500% Senior Notes. The New 5.500% Senior Notes initially bear interest at 5.500% annually and mature April 15, 2029, with the interest rate increasing to 6.000% and the maturity date extending to April 15, 2030 effective upon completion of the separation of the Starz Business from the Studio Business. The Company may redeem the New 5.500% Senior Notes, in whole at any time, or in part from time to time, prior to or on and after the Separation Closing Date, as defined in the indenture to the New 5.500% Senior Notes, at certain specified redemption prices set forth in the indenture to the New 5.500% Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

Business Combination Agreement. On May 13, 2024, the Company consummated the Business Combination referred to in Note 2. In connection with the closing of the Business Combination, SEAC II Corp. changed its name to “Lionsgate Studios Corp.” (referred to as “Lionsgate Studios”). Lionsgate Studios has continued the existing business operations of StudioCo, which consists of the Studio Business of Lionsgate. Lionsgate Studios became a separate publicly traded company and its common shares commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.

In connection with the business combination, the Company and StudioCo entered into a separation agreement pursuant to which (i) the assets and liabilities of the Company’s Studio Business (including certain subsidiaries of the Company engaged in the Studio Business) were separated from the assets and liabilities of the Company’s Starz Business (meaning substantially all of the assets and liabilities constituting the Media Networks segment, and including certain subsidiaries of the Company engaged in the Company’s Starz Business) and transferred to StudioCo such that StudioCo holds, directly or indirectly, all of the assets and liabilities of the Studio Business, and (ii) all of the Company’s equity interests in StudioCo were transferred to Studio HoldCo.

As a result, approximately 87.2% of the total shares of Lionsgate Studios continue to be held by the Company, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.8% of Lionsgate Studios. In addition to establishing Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $350.0 million of gross proceeds to the Company, including $274.3 million in PIPE financing. Of the total gross proceeds, approximately $330.0 million was received at or shortly after the closing of the Business Combination, with the remaining $20.0 million expected to be received shortly. The net proceeds will be used to pay down amounts outstanding under the Term Loan A and Term Loan B pursuant to the Credit Agreement.
The Business Combination will be accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Screaming Eagle will be treated as the acquired company and the Studio Business will be treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of New SEAC will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of Screaming Eagle, accompanied by a recapitalization. The net assets of Screaming Eagle will be stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of the Studio Business. The Studio Business will continue to be a consolidated subsidiary of the Company. See Note 2.