Form 10-K/A
period 2024-03-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2024-07-29
CIK 929351

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
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
As of July 25, 2024, 83,567,087 shares of the registrant’s no par value Class A voting common shares were outstanding, and 155,091,010 shares of the registrant’s no par value Class B non-voting
common shares were outstanding.

Auditor Firm Id: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Los Angeles, CA
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
amends Lions Gate Entertainment Corp.’s (the “Company,” “Lionsgate,” “we,” “us” or “our”) Annual Report on Form
10-K
for the year ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2024 (the “Original Filing”). We are filing this Form
10-K/A
pursuant to General Instruction G(3) of Form
10-K,
as we will file our definitive proxy statement for our 2024 annual and general meeting of shareholders later than the 120 th
day after the end of our last fiscal year. Accordingly, this Form
10-K/A
is being filed solely to:

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

Directors

The following persons currently serve as members of the Board of Directors (the “Board”) of Lions Gate Entertainment Corp. (the “Company,” “Lionsgate,” “we,” “us” or “our”). There are no family relationships among the directors or executive officers of the Company. Ages are as of July 25, 2024.

Michael Burns

Age: 65

Director Since: August 1999

Position with Lionsgate: Vice Chair since March 2000

Residence: Los Angeles, California

Business Experience: Mr. Burns served as Managing Director and Head of the Office at Prudential Securities Inc.’s Los Angeles Investment Banking Office from 1991 to March 2000.

Other Directorships: Mr. Burns has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024. Mr. Burns was a director of Hasbro, Inc. (NASDAQ: HAS) from 2014 to 2024.

Qualifications: Mr. Burns and Chief Executive Officer Jon Feltheimer have built Lionsgate into a multibillion- dollar, diversified global content leader. With an accomplished investment banking career prior to Lionsgate, in which he specialized in raising equity within the media and entertainment industry, Mr. Burns brings to the Board important business and financial expertise in its deliberations on complex transactions and other financial matters. Additionally, Mr. Burns’ extensive knowledge of and history with Lionsgate, financial background, in-depth understanding of the media and entertainment industry, connections within the business community and relationships with Lionsgate shareholders, make him an invaluable member of the Board.

Mignon Clyburn

Age: 62

Independent Director Since: September 2020

Committee Membership: Audit & Risk Committee, Nominating and Corporate Governance Committee

Residence: Washington, DC

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

Other Directorships: Ms. Clyburn has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024 and a director of RingCentral, Inc. (NYSE: RNG) since November 2020. Ms. Clyburn previously served on the board of directors of Charah Solutions, Inc. from November 2020 to July 2023.

Qualifications: Ms. Clyburn has extensive experience as a state regulator of investor-owned utilities and as a federal commissioner in the technology and telecommunications fields. Such expertise and additional background as a successful business executive, makes Ms. Clyburn invaluable and well qualified to serve on the Board.

Gordon Crawford

Age: 77

Independent Director Since: February 2013

Committee Membership: Strategic Advisory Committee (Co-Chair)

Residence: Dana Point, California

Business Experience: For over 40 years, Mr. Crawford served in various positions at Capital Research and Management, a privately held global investment management company. In December 2012, Mr. Crawford retired as its Senior Vice President.

Other Directorships: Mr. Crawford has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024. Additionally, Mr. Crawford serves as Director Emeritus of the Board of Trustees of the U.S. Olympic and Paralympic Foundation (which he Chaired for nine years from its inception in 2013), and as a Life Trustee on the Board of Trustees of Southern California Public Radio (which he Chaired from 2005 to 2012). Mr. Crawford formerly served as Vice Chairman at The Nature Conservancy and is currently a member of the Emeritus Board of the Nature Conservancy. Mr. Crawford is a past Vice Chairman of the Paley Center for Media and a member of the Board of Trustees of Berkshire School. Mr. Crawford also served on the Board of the U.S. Olympic and Paralympic Committee, and as a member of the Board of the LA24 Olympic and Paralympic Bid Committee.

Qualifications: Mr. Crawford has been one of the most influential and successful investors in the media and entertainment industry for over 40 years. Mr. Crawford’s professional experience and deep understanding of the media and entertainment sector makes Mr. Crawford a valuable member of the Board.

Jon Feltheimer

Age: 72

Director Since: January 2000

Position with Lionsgate: Chief Executive Officer since March 2000

Residence: Los Angeles, California

Business Experience: During his entertainment industry career, Mr. Feltheimer has held leadership positions at Lionsgate, Sony Pictures Entertainment and New World Entertainment, and has been responsible for tens of thousands of hours of television programming and hundreds of films. Prior to joining Lionsgate, he served as President of TriStar Television from 1991 to 1993, President of Columbia TriStar Television from 1993 to 1995, and President of Columbia TriStar Television Group and Executive Vice President of Sony Pictures Entertainment from 1995 to 1999, where he oversaw the launch of dozens of successful branded channels around the world.

Other Directorships: Mr. Feltheimer has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024, and is a director of Grupo Televisa, S.A.B. (NYSE: TV; BMV: TLEVISA CPO).

Qualifications: Under Mr. Feltheimer’s leadership, Lionsgate has grown into one of the world’s leading independent content platforms with a more than 20,000 title film and television library, a valuable portfolio of brands and franchises and a reputation for innovation. As Lionsgate’s Chief Executive Officer, Mr. Feltheimer provides a critical link to management’s perspective in Board discussions regarding the business and strategic direction of Lionsgate. With extensive experience at three different studios in the entertainment industry, Mr. Feltheimer brings an unparalleled level of strategic and operational experience to the Board, as well as an in-depth understanding of Lionsgate’s industry and invaluable relationships within the business and entertainment community.

Emily Fine

Age: 50

Independent Director Since: November 2015

Committee Membership: Nominating and Corporate Governance Committee, Strategic Advisory Committee

Residence: New York, New York

Business Experience: Ms. Fine is a principal of MHR Fund Management LLC, a New York based private equity firm that manages approximately $5 billion of capital and has holdings in public and private companies in a variety of industries. Ms. Fine joined MHR Fund Management in 2002 and is a member of the firm’s investment committee. Prior to joining MHR Fund Management, Ms. Fine served as Senior Vice President at Cerberus Capital Management, L.P. and also worked at Merrill Lynch in the Telecom, Media & Technology Investment Banking Group, where she focused primarily on media merger and acquisition transactions.

Other Directorships: Ms. Fine has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024. Ms. Fine also serves on the Board of Directors of Rumie Initiative, a non-profit organization dedicated to providing access to free educational content through digital microlearning.

Qualifications: Ms. Fine brings to the Board a unique perspective of Lionsgate’s business operations and valuable insight regarding financial matters. Ms. Fine has over 25 years of investing experience and experience working with various companies in the media industry, including, as a principal of MHR Fund Management, working closely with Lionsgate over the past fourteen years.

Investor Rights Agreement: Ms. Fine serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

Michael T. Fries

Age: 61

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

Other Directorships: Mr. Fries has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024. Mr. Fries is also Executive Chairman of Liberty Latin America Ltd. (since December 2017) (NASDAQ: LILA) and a director of Grupo Televisa S.A.B. (since April 2015) (NYSE: TV; BMV: TLEVISA CPO). Mr. Fries serves as board member of CableLabs® and as a Digital Communications Governor and Steering Committee member of the World Economic Forum. Mr. Fries serves as trustee and finance committee member for The Paley Center for Media.

Qualifications: As an executive officer of Liberty Global and co-founder of its predecessor, Mr. Fries has overseen its growth into a world leader in converged broadband, video and mobile communications. Liberty Global delivers next generation products through advanced fiber and 5G networks, and currently provides over 86 million connections across Europe and the U.K. Liberty Global’s joint ventures in the U.K. and the Netherlands generate combined annual revenue of over $17 billion, while remaining operations generate consolidated revenue of more than $7 billion. Through its substantial scale and commitment to innovation, Liberty Global is building Tomorrow’s Connections Today, investing in the infrastructure and platforms that empower customers and deploying the advanced technologies that nations and economies need to thrive. Additionally, Liberty Global’s investment arm includes a portfolio of more than 75 companies across content, technology and infrastructure. Mr. Fries’ significant executive experience in building and managing international distribution and programming businesses, in-depth knowledge of all aspects of a global telecommunications business and responsibility for setting the strategic, financial and operational direction for Liberty Global contribute to the Board’s consideration of the strategic, operational and financial challenges and opportunities of Lionsgate’s business, and strengthen the Board’s collective qualifications, skills and attributes.

Investor Rights Agreement: Mr. Fries serves as the designee of Liberty under the Investor Rights Agreement (discussed below).

John D. Harkey, Jr.

Age: 63

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

Other Directorships: Mr. Harkey has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024, a director of Zuora, Inc. (NYSE: ZUO) since April 2024. Mr. Harkey also serves on the board of directors of several privately-held companies and non-profit organizations, and previously served on the board of directors of Sumo Logic, Inc. until its acquisition by Francisco Partners in May 2023, Loral Space & Communications Inc., until its merger with Telesat Canada in November 2021, and Emisphere Technologies, Inc., until its acquisition by Novo Nordisk in December 2020.

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

Age: 62

Independent Director Since: September 2018

Committee Membership: Audit & Risk Committee, Compensation Committee

Residence: North Palm Beach, Florida

Business Experience: Ms. McCaw is the President of SRM Capital Investments, a private investment firm. Before this, Ms. McCaw served as President of COM Investments, a position she held from April 2004 to June 2019 except while serving as U.S. Ambassador to the Republic of Austria from November 2005 to December 2007. Prior to April 2004, Ms. McCaw was the Managing Partner of Eagle Creek Capital, a private investment firm investing in private technology companies, a Principal with Robertson, Stephens & Company, a San Francisco-based technology investment bank, and an Associate in the Robertson Stephens Venture Capital Group. Earlier in her career, Ms. McCaw was a management consultant with McKinsey & Company.

Other Directorships: Ms. McCaw has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024 and a director and member of the Leadership Development and Compensation Committee of Air Lease Corporation (NYSE: AL). Ms. McCaw is the Vice Chair of the Hoover Institution and a board member of the Ronald Reagan Presidential Foundation & Institute, Teach for America, and the Stanford Institute for Economic Policy Research. She is also a founding board member of the Malala Fund and serves as the Chair of the Knight-Hennessy Scholars Global Advisory Board. Ms. McCaw is also Trustee Emerita of Stanford University.

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

Age: 59

Independent Director Since: December 2019

Committee Membership: Nominating and Corporate Governance Committee (Chair)

Residence: Dallas, Texas

Business Experience: Since October 2013, Ms. Ostolaza has been a partner at Sidley Austin LLP, a global law firm with 21 offices in four continents and $3.1 billion in revenue. She currently serves as Sidley’s Management Committee Chair and as a member of the firm’s Executive Committee. Ms. Ostolaza has served on a number of nonprofit organizations as a board member or trustee. She regularly advises companies and boards in governance, crisis management, internal investigations, and litigation matters. Ms. Ostolaza was recently named to CNBC’s 2024 inaugural list of 50 “Changemakers: Women Transforming Business.” She has received-awards for her leadership, legal work, and community involvement, including the American Bar Association Margaret Brent award in 2023, Girls, Inc.’s “Woman of Achievement” award, Hispanic National Bar Law Firm Leader of 2022, Texas Lawyer’s Lifetime Achievement Award, and one of 20 “Women of Excellence” nationally by Hispanic Business magazine. In 2018, she received the Anti-Defamation League’s Schoenbrun Jurisprudence Award for her outstanding leadership and exemplary contributions to the community.

Other Directorships: Ms. Ostolaza has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024.

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

Age: 65

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

Other Directorships: Dr. Rachesky has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024, the Non-Executive Chairman of the Board of Directors, member of the Nominating Committee and the Human Resources and Compensation Committee of Telesat Corporation (NASDAQ: TSAT), and a director and member of the Nominating Committee, the Corporate Governance Committee and the Compensation Committee of Titan International, Inc. (NYSE: TWI). Dr. Rachesky formerly served on the Board of Directors of Loral Space & Communications Inc. until its merger with Telesat Canada in November 2021, on the Board of Directors of Navistar International Corporation (NYSE: NAV) until its merger with Traton SE in July 2021, and on the Board of Directors of Emisphere Technologies Inc. until it was acquired by Novo Nordisk in December 2020. Dr. Rachesky also serves on the Board of Directors of Mt. Sinai Hospital Children’s Center Foundation, the Board of Advisors of Columbia University Medical Center, as well as the Board of Overseers of the University of Pennsylvania.

Qualifications: Dr. Rachesky has demonstrated leadership skills as well as extensive financial expertise and broad-based business knowledge and relationships. In addition, as the Chief Investment Officer of MHR Fund Management LLC, with a demonstrated investment record in companies engaged in a wide range of businesses over the last 25 plus years, together with his experience as chair and director of other public and private companies, Dr. Rachesky brings broad and insightful perspectives to the Board relating to economic, financial and business conditions affecting the Studio Business and its strategic direction.

Investor Rights Agreement: Dr. Rachesky serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

Daryl Simm

Age: 63

Independent Director Since: September 2004

Committee Memberships: Compensation Committee (Chair)

Residence: Naples, Florida

Business Experience: Since November 2021, Mr. Simm has been the President and Chief Operating Officer of Omnicom Group, Inc. (NYSE: OMC). From February 1998 to November 2021, Mr. Simm was Chairman and Chief Executive Officer of Omnicom Media Group, a division of Omnicom Group, Inc.

Other Directorships: Mr. Simm has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024.

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

Hardwick Simmons

Age: 84

Independent Director Since: June 2005

Committee Membership: Audit & Risk Committee (Chair)

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

Other Directorships: Mr. Simmons has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024. From 2003 to 2016, Mr. Simmons was the Lead Director and Chairman of the Audit and Risk Committee of Raymond James Financial (NYSE: RJF).

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

Age: 74

Independent Director Since: December 2021

Committee Membership: Compensation Committee, Strategic Advisory Committee

Residence: Los Angeles, California

Business Experience: Mr. Sloan is a founder, public company chief executive officer and a leading investor in the media, entertainment and technology industries. Mr. Sloan is the Chairman and CEO of Eagle Equity Partners II, LLC (“Eagle Equity”). Under Mr. Sloan’s leadership, Eagle Equity has acquired and taken public, through special purpose acquisition companies, several companies including, DraftKings, Inc. (Nasdaq: DKNG) (“DraftKings”), Skillz Inc. (NYSE: SKLZ) and Lionsgate Studios Corp. (NASDAQ: LION). Mr. Sloan has been at the forefront and evolution of the video gaming industry as one of the founding investors and a Board Member of Zenimax/ Bethesda Game Studios, the awarding winning studio acquired by Microsoft in March 2021. Mr. Sloan co-founded Soaring Eagle Acquisition Corp., which raised $1.725 billion in its initial public offering in February 2021, and in September 2021, completed its initial business combination with Ginkgo Bioworks Holdings, Inc. (NYSE: DNA) (“Ginkgo”). Earlier in his career, Mr. Sloan was Chairman and Chief Executive Officer of MGM Studios and founded and led two public companies in the entertainment media arena, New World Entertainment and SBS Broadcasting, S.A. Mr. Sloan was also one of the founding investors of Lionsgate and served as Lionsgate’s Non-Executive Chairman from 2004 to 2005.

Other Directorships: Mr. Sloan has been a director of Lionsgate Studios Corp. (NASDAQ: LION) since May 2024. Mr. Sloan is also a member of the Board of Directors and a member of the Audit Committee of Ginkgo, and Vice Chairman of the Board of Directors and Chair of the Nominating and Corporate Governance Committee of DraftKings.

Qualifications: Mr. Sloan’s extensive experience as an international media investor, entrepreneur and studio executive makes him well qualified to serve on the Board.

Investor Rights Agreement: Mr. Sloan serves as a designee of Discovery Lightning under the Investor Rights Agreement (discussed below).

Investor Rights Agreement

On November 10, 2015, (i) Liberty Global Incorporated Limited, a limited company organized under the laws of the United Kingdom (or its successor, “Liberty”) and a wholly-owned subsidiary of Liberty Global Ltd., a Bermuda exempted company limited by shares (“Liberty Global”), agreed to purchase 5,000,000 of Lionsgate’s then outstanding common shares from funds affiliated with MHR Fund Management, LLC (“MHR Fund Management”), and (ii) Discovery Lightning Investments Ltd., a limited company organized under the laws of the United Kingdom (“Discovery Lightning”) and a wholly-owned subsidiary of Warner Bros. Discovery, Inc. (“Discovery”) agreed to purchase 5,000,000 of Lionsgate’s then outstanding common shares from funds affiliated with MHR Fund Management (collectively, the “Purchases”).

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

In addition, the Investor Rights Agreement provides that (i) for so long as Liberty and Discovery Lightning (together with certain of their affiliates) beneficially own at least 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of Liberty and one designee of Discovery Lightning on its slate of director nominees for election at each future annual general and special meeting of Lionsgate’s shareholders and (ii) for so long as Liberty and Discovery Lightning (together with certain of their affiliates) beneficially own at least 5,000,000, but less than 10,000,000 of Lionsgate’s then outstanding common shares in the aggregate, Lionsgate will include one designee of Liberty and Discovery Lightning, collectively, on its slate of director nominees for election at each future annual general and special meeting of Lionsgate’s shareholders, selected by (a) Liberty, if Liberty individually exceeds such 5,000,000 common share threshold but Discovery Lightning does not, (b) Discovery Lightning, if Discovery Lightning individually exceeds such 5,000,000 common share threshold but Liberty does not and (c) Liberty and Discovery Lightning, jointly, if neither Liberty nor Discovery Lightning individually exceeds such 5,000,000 common share threshold. Mr. Fries was appointed as a designee of Liberty and a former director was appointed as a designee of Discovery Lightning, and both were appointed as directors of Lionsgate effective on November 12, 2015. Currently, Mr. Sloan serves as the designee of Discovery Lightning under the Investor Rights Agreement.

In addition, under the Investor Rights Agreement, Lionsgate agreed to provide Liberty, Discovery Lightning and MHR Fund Management with certain preemptive rights on shares that Lionsgate may issue in the future for cash consideration.

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

Executive Officers

The following is a list of our executive officers followed by their biographical information (other than for Messrs. Feltheimer and Burns, whose biographical information appears above). Ages are as of July 25, 2024.

Name	Age	Position
Jon Feltheimer	72	Chief Executive Officer
Michael Burns	65	Vice Chair
James W. Barge	68	Chief Financial Officer
Brian Goldsmith	52	Chief Operating Officer
Bruce Tobey	65	Executive Vice President and General Counsel

James W. Barge has been Lionsgate’s Chief Financial Officer since October 2013. From October 2010 to November 2012, Mr. Barge served as the Executive Vice President, Chief Financial Officer of Viacom, Inc. (having served as its Executive Vice President, Controller, Tax and Treasury since January 2008), where he was responsible for overseeing all aspects of the company’s global finances and capital structure, as well as information technology, risk management and internal audit activities. Prior to joining Viacom, Mr. Barge served as Senior Vice President, Controller and Chief Accounting Officer (from October 2002 to December 2007) and Vice President and Controller (from February 2000 to October 2002) of Time Warner Inc., where he was responsible for the company’s overall financial planning, reporting and analysis, including budgeting and long-range planning, and led several shared service and global process improvement initiatives. Mr. Barge joined Time Warner in March 1995 as Assistant Controller. Prior to joining Time Warner, Mr. Barge held several positions at Ernst & Young, including Area Industry Leader of the Consumer Products Group and National Office Partner, where he was responsible for the resolution of SEC accounting and reporting issues. Mr. Barge is the Chair of the Audit Committee and a member of the Nominating and Governance Committee of Scholastic Corporation (NASDAQ: SCHL).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Lionsgate’s executive officers and directors and persons who own more than 10% of a registered class of Lionsgate’s equity securities to file reports of ownership and changes in ownership with the SEC. As an administrative matter, Lionsgate assists its executive officers and directors by monitoring transactions and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms we received, or representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal 2024, our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

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

The full text of the key practices and procedures of the Board are outlined the Corporate Governance Guidelines available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary, at either of its principal executive offices.

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
Michael Burns
Mignon Clyburn*
Gordon Crawford*
Jon Feltheimer
Emily Fine*
Michael T. Fries*
John D. Harkey, Jr.*
Susan McCaw*
Yvette Ostolaza*
Mark H. Rachesky, M.D.*
Daryl Simm*
Hardwick Simmons*
Harry E. Sloan

*Independent Director	Chair	Member	Financial Expert

Audit & Risk Committee

Messrs. Simmons (Chair) and Harkey and Mmes. Clyburn and McCaw are the current members of the Audit & Risk Committee.

The Audit & Risk Committee is governed by a written charter adopted by the Board, which is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

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

Compensation Committee

Messrs. Simm (Chair), Fries, Rachesky, Sloan and Ms. McCaw are the current members of the Compensation Committee.

The Compensation Committee is governed by a written charter adopted by the Board, which is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

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

The Compensation Committee is also authorized, after considering such independence factors as may be required by the New York Stock Exchange rules or applicable SEC rules, to retain independent compensation consultants and other outside experts or advisors as it believes to be necessary or appropriate to carry out its duties. See “— Compensation Discussion and Analysis of Lionsgate” for additional discussion of the Compensation Committee’s role and responsibilities, including a discussion on the role of Lionsgate’s compensation consultant in fiscal 2024.

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

Nominating and Corporate Governance Committee

Mmes. Ostolaza (Chair), Clyburn and Fine are the current members of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is governed by a written charter adopted by the Board which is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

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

Strategic Advisory Committee

Messrs. Crawford (Co-Chair), Rachesky (Co-Chair), Fries, and Sloan and Ms. Fine are the current members of the Strategic Advisory Committee.

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

Shareholder Communications

The Board recognizes the importance of providing Lionsgate shareholders and interested parties with a means of direct communication with the members of the Board. Shareholders and interested parties who would like to communicate with the Chair of the Board or its non-employee directors may do so by writing to the Board or its non-employee directors, care of Lionsgate’s Corporate Secretary, at either of its principal executive offices. Additionally, shareholder recommendations for director nominees are welcome and should be sent to Lionsgate at 2700 Colorado Avenue, Santa Monica, California 90404, who will forward such recommendations to the Chair of the Nominating and Corporate Governance Committee. The full text of Lionsgate’s Policy on Shareholder Communications is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and provides a detailed description of our executive compensation philosophy and program, the compensation decisions made by Lionsgate and the matters considered in making such decisions, in each case in respect of fiscal 2024.

Named Executive Officers

This Compensation Discussion and Analysis is designed to provide shareholders with an understanding of the Company’s executive compensation philosophy and objectives, and practices. In doing so, it describes the material elements of compensation at the Company awarded to, earned by, or paid to, the individuals who served as our principal executive officer, principal financial officer, and three other most highly compensated executive officers for fiscal 2024 (the “Named Executive Officers”). The Named Executive Officers for fiscal 2024 include the following:

Named Executive Officer	Position
Jon Feltheimer	Chief Executive Officer
Michael Burns	Vice Chair
James W. Barge	Chief Financial Officer
Brian Goldsmith	Chief Operating Officer
Bruce Tobey	Executive Vice President and General Counsel

Executive Summary

Who We Are

We (NYSE: LGF.A, LGF.B) encompass world-class motion picture and television studio operations aligned with the STARZ premium subscription platform, bringing a unique and varied portfolio of entertainment to consumers around the world. Our film, television, subscription and location-based entertainment businesses are backed by a more than 20,000-title library and a valuable collection of iconic film and television franchises.

Our Content

twilight

*5 films
*$3.4 billion+ global box office

*2 films
*$600 million+ global box office
**Now You See Me 3* in development

POWER

*3 spinoffs (*Power Book II: Ghost*, *Power Book III: Raising Kanan*, *Power Book IV: Force*)
* *Power* prequel, *Origins*, in development

Dirty Dancing

*Best-selling library title
*Film in development

ORANGE
BLACK

*7 seasons
*4 Emmy awards (21 nominations)

MAD MEN

*7 seasons
*4 consecutive *Best Drama* Emmy's (116 nominations)

Ghosts

Mythic Quest

KILL BILL

dogs

NURSE JACKIE

weeds

LA LA LAND

STEP UP

ROOKIE

RECRUIT

STALLONE
RAMBO

MADEA
GOES TO JAIL

FAHRENHEIT 9/11

crash

MONSTER'S
BALL

precious

wonder

Select Accomplishments in Fiscal 2024

Lionsgate Studios Corp. (Nasdaq: LION)

Prepared and closed the launch of Lionsgate Studios Corp.

as a standalone, pure play, publicly-traded content company;

Raised $350 million in gross proceeds from a consortium of leading investors;

Important step towards an anticipated full separation

Nearly $1.1 Billion Global Box Office Ranked among market share leaders and broke billion-dollar mark for the first time in five years	Library Revenue of $886 Million Trailing 12-month library revenue, second best in Company’s history (and record library revenue of $339 million in fourth quarter of 2024)

Acquired eOne

Entertainment

Added thousands of titles to library, expanding franchise portfolio, strengthening scripted television business and facilitating the creation of Lionsgate Alternative Television

Nearly $320 Million Motion Picture Segment Profit Best financial performance for Motion Picture Group in 10 years	83% Profit Increase Television Production segment profit in fourth quarter of 2024, driven by library sales and post-strike content deliveries	64% Digital Revenue Media Networks segment (STARZ) digital revenue driving topline growth

Stock Performance

The Company’s Class A voting common stock (NYSE: LGF.A) has outperformed many of its media studio and streaming peers from April 1, 2023 to March 31,2024.

Compensation Program Goals and Principles

•   Attract, retain and motivate top talent in an intensely competitive industry

•   Align executive pay with performance and shareholder interests

•   Incentivize long-term value creation and maintain a balanced compensation structure

•   Maintain appropriate level of “at-risk” compensation

•   Maintain a strong “clawback” policy

•   No tax gross-ups on severance or other change in control benefits

•   No repricing or buyouts of underwater stock options/SARs without shareholder approval

•   Utilize “double trigger” change in control provisions that only provide benefits upon qualified terminations in connection with a change in control

Compensation Committee Practices

•   Maintain proactive, ongoing and transparent dialogue with investors

•   Review cost and dilutive impact of stock compensation

•   Use appropriate peer groups and industry survey data when establishing compensation

• Apply performance metrics consistently for all employees, including executives • Take counsel from an independent outside consultant, Pay Governance

Components of Executive Compensation

Item	Nature	Purpose	Basis

Base Salary	Fixed; Short-term	Provide degree of financial stability; Retention	Competitive within peer and industry context

Annual Incentive Bonus	At-risk; Short-term	Reward near-term performance; Promotion and contribution of business strategy; Ensure competitive compensation	Competitive within peer and industry context; Performance-based, with defined target opportunity

Long- Term Incentive Awards	At-risk Long-term	Retention; Reward long-term performance; Align with shareholder interests	Competitive within peer and industry context; Time and performance-based equity, vesting in tranches over multiple years

Determination of Annual Incentive Bonuses For Fiscal 2024

For more information on the compensation of the Named Executive Officers, please see the Summary Compensation Table below.

Shareholder Engagement

We proactively engage with shareholders and other stakeholders throughout the year to discuss significant issues, including company performance and strategy, corporate governance, executive compensation, and environmental, social, and governance topics. We take feedback and insights from our engagement with shareholders and other stakeholders into consideration, as we review and evolve our practices and disclosures, and further share them with the Board, as appropriate.

In fiscal 2024, we engaged with 38 of our top 50 shareholders and actively-managed institutional investors owning approximately 78% of the Company’s common stock (not including shares held by officers and directors). Participating in this outreach were Messrs. Feltheimer, Burns, Barge, Goldsmith, Jeff Hirsch, the President and Chief Executive Officer of Starz, and other senior executives from all of the Company’s businesses with support from the Company’s Investor Relations Department.

Investor Conferences

✓ Presented at several major investor conferences, including:

•  The Morgan Stanley Tech, Media, &Telecom Conference; and

•  The Deutsche Bank Media, Internet and Telecom Conference.

Investor Meetings

✓ Held more than 100 virtual and in-person investor meetings, representing virtually all of the Company’s analysts and top 25 shareholders.

✓ In January 2024, held an investor presentation conference call in connection with the Company’s business combination with Screaming Eagle Acquisition Corp.

✓ Met with over 100 investors and current Company shareholders in one-on-one meetings related to the Company’s business combination.

At the Company’s 2023 Annual General and Special Meeting of Shareholders held on November 28, 2023 (the “2023 Annual Meeting”), 66% of votes cast at that meeting voted in favor of the Company’s executive compensation program (referred to as a “say-on-pay proposal”). As noted above, we seek input from our shareholders regarding our executive compensation program on an ongoing basis, and the Compensation Committee takes their views into account in making its compensation determinations.

Key Features of Our Executive Compensation Program

The Compensation Committee believes that our executive compensation program aligns the interests of the Named Executive Officers with the Company’s long-term strategic direction and the interests of our shareholders. Our program’s key features include:

•	Competitive pay using peer group and industry data for compensation decisions.

•	Significant “at risk” pay.

•	The Company provides annual incentive opportunities and other long-term equity awards, which constitute a significant portion of each executive’s total compensation opportunity.

•	The Compensation Committee retains discretion in assessing performance and awarding payouts under the annual incentive plan and performance-based equity awards.

•	Compensation is balanced – the compensation program provides a mix of fixed compensation and short-term and long-term variable compensation.

•	Limited benefits and perquisites are provided.

We have entered into employment agreements with our Named Executive Officers, which we believe have helped create stability for our management team. These agreements are structured to incorporate several features that we believe represent best practices in executive compensation and are generally favored by shareholders. Notably, these agreements do not include provisions for accelerated vesting of equity awards or other payments or benefits that would be triggered solely by a change in control (i.e., there are no “single-trigger” benefits), nor do they provide for gross-ups of taxes on excess parachute payments related to a change in control. Additionally, these agreements do not grant executives the right to voluntarily terminate employment and receive severance in connection with a change in control, except in cases of “good reason” terminations that we view as constructive terminations of employment.

As noted below, equity award grants to Named Executive Officers are generally determined in connection with a new or amended employment agreement with the Company (which includes specifying grants to be made annually over its term). The Company typically does not consider equity-based awards to its executive officers at any other time, but may pay annual bonuses in cash and/or equity awards, and retains discretion to grant equity awards to executives at other times as the Compensation Committee may determine appropriate.

Program Objectives

The goal of the Company’s executive compensation program is to facilitate the creation of long-term value for shareholders by attracting, motivating, and retaining qualified senior executive talent. To this end, the Compensation Committee has designed and administered the Company’s compensation program to reward executives for sustained financial and operating performance, to align their interests with those of shareholders, and to encourage them to remain with the Company for long and productive careers. A significant portion of the Company’s senior executives’ compensation is “at risk” in the form of annual and long-term incentive awards that are paid, if at all, based upon performance.

Compensation Practices

What We Do	What We Don’t Do

✓  Pay for Performance: A significant majority of our executives’ target compensation is “at risk” in the form of annual and long-term incentive awards tied to pre-established performance goals aligned with our short- and long-term objectives and/or the value of our stock price.

× No Tax Gross-ups: We do not have tax reimbursements or gross-ups on severance or other payments (including parachute payments in connection with a change in control).

✓  Use Performance Metrics: Our annual bonus and long-term incentive programs rely on performance metrics, including individual and group contributions, and the Company’s financial and operating performance.

× No Pension Plans or Special Retirement Programs for Executive Officers: We do not have a defined benefit pension plan or supplemental retirement plan for executive officers.

✓  Risk Mitigation: Our compensation program has provisions to mitigate undue risk, including caps on the maximum level of payouts, a clawback policy, multiple performance metrics and board and management processes to identify risk.

× No Single-Trigger Change in Control Agreements: We do not provide benefits triggered solely by a change in control of the Company.

✓ Review of Share Utilization: The Compensation Committee evaluates share utilization levels by reviewing the cost and dilutive impact of stock compensation.	× No Hedging: Board members and executive officers are prohibited from engaging in hedging transactions that could eliminate or limit the risks and rewards of owning our stock.

What We Do	What We Don’t Do

✓  Competitive Peer Group: Our peer group consists of companies with which we directly compete for executive talent and are generally similar to the Company in terms of revenues, market-capitalization and focus of our business.

× No Repricing of Stock Options or SARs: Repricing of stock options or SARs is not allowed without the approval of the Company’s shareholders.

✓  Independent Compensation Consultant: The Compensation Committee retains Pay Governance, an independent compensation consultant, to provide advice on matters concerning executive and non-employee director pay.

× No Buyout of Underwater Stock Options or SARs: We do not provide for cash buyouts of underwater stock options or SARs without shareholder approval.

✓ Limit Perquisites: We limit perquisites to items that we believe serve a reasonable business purpose.

×   No Evergreen Provisions. The Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Plan”) does not provide for any automatic increases in the number of shares available for issuance under the 2023 Plan.

Process for Determining Executive Compensation

Role of the Compensation Committee

The Company’s executive compensation program is administered by the Compensation Committee, which operates pursuant to a written charter. The Compensation Committee, working with management, determines and implements the Company’s executive compensation philosophy, structure, policies and programs, and administers the Company’s compensation and benefit plans. The Compensation Committee is ultimately responsible for determining the compensation arrangements for the Company’s executive officers and reports to the Board on all compensation matters regarding our executives and other key salaried employees.

Role of Management

The Compensation Committee reviews information provided by management in order to help align the design and operation of the executive compensation program with the Company’s business strategies and objectives. At various times during fiscal 2024, the Company’s Chief Executive Officer and other executives attended relevant portions of Compensation Committee meetings in order to provide information and answer questions regarding the Company’s strategic objectives and financial performance that was relevant to the Compensation Committee’s decisions. Generally, the Company’s Chief Executive Officer makes recommendations to the Compensation Committee with respect to terms of employment for other executive officers (other than himself and the Vice Chair), taking into account competitive market information, the Company’s compensation strategy, his qualitative assessment of the particular executive’s individual performance, and the experience level of the particular executive. The Compensation Committee discusses these recommendations with the Company’s Chief Executive Officer and either approves or modifies them in its discretion. The Compensation Committee is solely responsible for determining the compensation of the Company’s Chief Executive Officer and the Company’s Vice Chair. None of the Named Executive Officers are members of the Compensation Committee or otherwise have any role in determining their own compensation.

Role of Compensation Consultant

The Compensation Committee retains the services of an outside compensation consultant to assist in its review and determination of the Company’s executive compensation program. Throughout fiscal 2024, the Compensation Committee engaged Pay Governance as its independent compensation consultant. Pay

Governance assists the committee in the development and evaluation of the Company’s executive compensation program, policies and practices, and its determination of executive compensation, and provides advice to the Compensation Committee on other matters related to its responsibilities. Pay Governance reports directly to the Compensation Committee and the Compensation Committee has the sole authority to retain and terminate the consultant, and to review and approve the consultant’s fees and other retention terms.

Consultant Independence

During fiscal 2024, Pay Governance did not perform work for the Company other than pursuant to its engagement by the Compensation Committee. The Compensation Committee has assessed the independence of Pay Governance and concluded that its engagement of Pay Governance does not raise any conflict of interest with the Company or any of its directors or executive officers.

Peer Group Analysis

The Compensation Committee utilizes a peer group to make comparisons of its executives’ compensation with that of similarly situated executives with other companies in order to help ensure that the Company’s compensation packages are competitive with the broader market and aligned with shareholder interests. The peer group is generally comprised of companies focused on film production, television programming, digital content creation and live entertainment, which the Compensation Committee considers to be similar to the Company in terms of revenue, market capitalization, and business focus.

In fiscal 2023, the Compensation Committee retained Pay Governance to update the Company’s peer group. Pay Governance noted that the Company competes in a talent market where traditional scope markers such as revenue size and market capitalization are not as relevant as they might be in a typical industrial or general industry company. For instance, many traditional film and television production companies have gradually consolidated over the past decade into a small group of major diversified public entertainment companies, smaller independent studios are private or divisions of non-U.S. based companies, new streaming or digital competitors have experienced rapid growth or are also divisions of much larger public companies, and compensation data for executives running larger studios at competitors are typically not publicly disclosed. Accordingly, Pay Governance developed a broader universe of potential peers by reviewing companies within a specified range of the Company’s revenue (e.g., $850 million to $13.5 billion, or approximately 0.25 to 4 times revenue at such time) and market capitalization (e.g., $700 million to $15 billion, or approximately 0.25 to 5 times market capitalization at such time), considering peers in adjacent or similar entertainment content creation/distribution industries, reviewing companies utilized by certain shareholder service firms in their reports on the Company from the previous fiscal year, identifying “peer to peer” companies (i.e., those used by multiple Company peers but not currently used by the Company), and noting “reverse peer” companies (i.e., those disclosing the Company as a peer).

Based on its review, Pay Governance recommended, and the Compensation Committee selected the following peer group, which it utilized for fiscal 2024, and was the same as the peer group used for fiscal 2023:

Peer Group
AMC Networks Inc.	Madison Square Garden Entertainment Corp.
Electronic Arts Inc.	Nexstar Media Group, Inc.
Fox Corporation	Sirius XM Holdings Inc.
Hasbro, Inc.	Take-Two Interactive Software, Inc.
Live Nation Entertainment, Inc.	World Wrestling Entertainment, Inc.

Pay Governance also recommended that the Company continue to utilize industry survey data (such as the Willis Towers Watson Entertainment Industry Survey) to provide compensation data for entertainment-industry specific roles that may not be reflected within the Company’s peer group. The participants in this survey include the following:

Entertainment Industry Group
ABC	Paramount/Showtime
Amazon Studios	Sony Pictures Entertainment
AMC Networks	The CW
CBS	Viacom Media Networks
NBCUniversal	Walt Disney Studios
Netflix	Warner Bros. Discovery

The Compensation Committee determined that it would be appropriate to consider this survey data for executive positions, in addition to the peer group data, as companies in these surveys reflect critical competitors for talent. In using this survey data, the Compensation Committee does not focus on any particular companies in the survey (other than the Company’s peer group listed above). In this Compensation Discussion and Analysis, the term “market” as used for comparison purposes generally refers to the Company’s peer group and the survey data described above.

Use of Market Data

Utilizing peer group and industry survey market data, the Compensation Committee evaluates the amount and proportions of base salary, annual incentive pay, and long-term compensation, including target total direct compensation (defined as base salary, target annual bonus, and the grant date fair value of equity awards granted to the executive during the fiscal year) for a select executive officers, including the Named Executive Officers, relative to the compensation of similarly situated executives with these companies.

While this data serves as informative background for compensation decisions, the Committee doesn’t strictly benchmark compensation against any particular level relative to the Company’s peer group. Except as otherwise noted in this Compensation Discussion and Analysis, decisions by the Compensation Committee are qualitative, reflecting the Compensation Committee’s business judgment, which is informed by analysis of the members of the Compensation Committee including input from, and data provided by, Pay Governance. The Compensation Committee believes that the compensation opportunities provided to the Named Executive Officers are appropriate in light of competitive considerations, and will modify its programs as appropriate based on ongoing industry trends and the Company’s competitive landscape.

Employment Agreements

We have entered into employment agreements with each of the Named Executive Officers. The terms of each employment agreement are described below under Description of Employment Agreements. We believe that it is in the best interests of the Company to enter into multiyear employment agreements with the Named Executive Officers as such multiyear agreements are typical in the Company’s industry and assist in retention and recruiting efforts, foster long-term retention, and promote stability among the management team, while still allowing the Compensation Committee to exercise considerable discretion in designing incentive compensation programs and rewarding performance.

In fiscal 2023, the Compensation Committee engaged Pay Governance to assist the committee in structuring and analyzing terms for a new employment agreement with Mr. Barge. The Company proposed an increase to his base salary and target bonus, and the grant of annual long-term equity awards, as described below. Pay Governance provided an analysis of the proposed compensation structure for Mr. Barge utilizing compensation levels for chief financial officers in the Company’s peer group. Pay Governance concluded that Mr. Barge’s proposed annualized target total direct compensation was slightly above the 75th percentile of the Company’s peer group.

Accordingly, in March 2024, the Company entered into a new employment agreement with Mr. Barge to continue to serve as the Company’s Chief Financial Officer for a term ending August 1, 2026. The base salary increase, target bonus increase and annual equity awards (including the grant date value, types of awards and vesting provisions) provided in the agreement were established by the Compensation Committee based on its qualitative assessment of Mr. Barge’s performance, negotiations with Mr. Barge, and taking into account market data provided by Pay Governance. The agreement generally provides that Mr. Barge’s long-term incentive awards under his new agreement (consisting of annual equity awards to be granted during the three-year term of the agreement) would be granted 66% in the form of restricted share units (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) and 34% in the form of stock options (with an exercise price equal to the fair market value on the date of grant), although the Compensation Committee has discretion to change this structure each year. Each of the performance-based awards would vest as to one-third of the shares subject to such award on each of the first, second and third anniversaries of the applicable grant date, subject to the achievement of performance criteria approved by the Compensation Committee in consultation with Mr. Feltheimer for the 12-month period ending on the applicable vesting date. Additionally, the incentive awards provide a long-term retention incentive by vesting equally over the first three anniversaries of the grant date. For more information on this agreement, see the Description of Employment Agreements and Potential Payments Upon Termination or Change in Control sections below.

Compensation Components

The Company’s executive compensation program is generally based on three principal components:

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

Base Salary

We provide our executive officers and employees with an annual base salary as a component of fixed compensation. This approach is designed to attract and retain highly qualified executives by ensuring certain predictable compensation levels that reward their continued service. Annual base salaries are established when we hire or otherwise enter into an employment agreement with executives, taking into account market data, peer group and entertainment industry compensation benchmarks, internal assessments of individual and comparative compensation levels, and the executive’s individual performance. Our strategy typically involves setting base salaries below industry peers’ levels, with a focus on performance-based incentives and stock-based compensation comprising the majority of total compensation.

We provide our executive officers and other employees with an annual base salary as a component of compensation that is fixed. We believe that in order to attract and retain highly qualified executives, we need to provide them with certain predictable compensation levels that reward their continued service. Annual base salaries are established when we hire or otherwise enter into an employment agreement with executives. In determining base salary, the Compensation Committee primarily considers market data and compensation levels of executive officers of companies in the Company’s peer group and entertainment industry group, an internal review of the executive’s compensation (both individually and relative to other executive officers), and the executive’s individual performance. Our practice has been to establish base salaries that are generally lower than the salaries of comparable positions at the Company’s peer group, with the significant majority of the executive’s compensation being performance-based and/or tied to the value of our shares.

The Named Executive Officers’ current base salaries are set forth below under Description of Employment Agreements. The Compensation Committee believes that the base salary levels of each of the Named Executive Officers are reasonable in view of the Compensation Committee’s assessment of the Company’s peer group data for similar positions and the committee’s assessment of the Company’s overall performance and contribution of those officers to that performance.

Annual Incentive Bonuses

Annual incentive bonuses aim to incentivize our executive officers to achieve annual financial, operational and individual performance goals and focus on promotion of and contribution to achievement of the Company’s business strategy. Employment agreements with Named Executive Officers typically provide for a target annual incentive bonus amount, with the amount awarded each year determined at the Compensation Committee’s discretion, taking into account the recommendation of the Company’s Chief Executive Officer (other than for himself and the Vice Chair), based on performance criteria established by the Compensation Committee.

Payouts for annual incentive awards are determined by using three equally weighted measures: corporate performance (1/3), divisional performance (1/3) and individual performance (1/3). Corporate performance evaluates the Company’s overall financial and operational performance, including key performance indicators closely tied to the Company’s strategic objectives and long-term success. Divisional performance evaluates the financial performance, operational efficiency, and achievement of specific goals and targets that are aligned with the Company’s overall strategic direction of each operating segment’s various division. Individual performance evaluates employees’ contributions, considering various factors such as job responsibilities, individual goals and targets, leadership skills, and contributions to the team and the Company.

An executive’s overall performance score is then derived from the average of the three performance measures. The annual incentive bonus amount is then calculated by multiplying the average performance score by each executive’s target annual incentive bonus amount. Given the broad responsibilities of the Named Executive Officers, the Compensation Committee evaluates their divisional performance based on overall company performance rather than focusing on any particular division.

Annual incentive bonus target amounts for each of the Named Executive Officers are set as a dollar amount or percentage of base salary, as set forth in their employment agreements. Mr. Burns’ 2024 annual incentive bonus target amount is set at 100% of Mr. Burns’ annual bonus amount awarded for fiscal 2023 instead of the amount set in his employment agreement.

Name	Fiscal 2024 Target Bonus
Jon Feltheimer	$7,000,000
Michael Burns	$5,500,000
James W. Barge	$3,000,000
Brian Goldsmith	$1,250,000
Bruce Tobey	$750,000

Retaining Discretion in Awarding Annual Incentive Bonuses

The Compensation Committee exercises certain discretion in determining payouts for annual incentive bonuses, particularly regarding the individual performance measure, and does not apply fixed ratios or formulas, or rely solely on market data or quantitative measures. Instead, the Compensation Committee may consider a range of factors including market data, Company performance and budgetary considerations, the executive’s role within the Company, historical performance, expectations for future performance, experience, any recent or anticipated changes in their responsibilities, internal pay equity, retention incentives for succession planning, and other relevant factors deemed appropriate by the Compensation Committee.

The Compensation Committee believes that it is important to retain this discretion for the following reasons:

•	Strategic, accretive transactions and other content acquisitions that are expected to positively affect future financial results may not be reflected in near-term corporate performance.

•

Investments in new businesses or increased investment in current lines of business may further generate significant long-term shareholder value, but may not be immediately reflected in near-term corporate performance.

•

Discretion allows the Compensation Committee to exclude or mitigate the impact of external events beyond management’s control, such as unplanned acquisitions and divestitures, unplanned programming or new business investment, corporate transactions, legal expenses or unforeseen events that were not accounted for at the beginning of the fiscal year.

Additionally, the Compensation Committee believes that this approach promotes a balanced and holistic evaluation of employees’ performance, and encourages them to play an active role in the Company’s overall success while also acknowledging their individual accomplishments. This approach cultivates a performance-oriented culture and underscores the Company’s dedication to performance-based compensation principles.

Fiscal 2024 Performance Overview

The Company delivered strong financial and operational performance in fiscal 2024. It completed three major transactions (i.e., the acquisition of eOne Entertainment, the equity investment in 3 Arts Entertainment and the launch of Lionsgate Studios which included a $350 million capital raise), moved closer to a value-defining separation of the Studio Business and STARZ, exceeded the Company’s fiscal 2024 plan and budget, exceeded fiscal 2024 consensus estimates from industry analysts, and grew library revenue, including the best library revenue quarter and the second best trailing 12-month revenue ever. All of this was accomplished during an unprecedented work stoppage in the industry, as both the Writers Guild of America and Screen Actors Guild-American Federation of Television and Radio Artists were on strike for several months during 2023.

The Motion Picture Group reported its best segment profit in ten years in fiscal 2024, driven by the latest installments of The Hunger Games, John Wick and Saw franchises, a robust multi-platform release business and a strong library performance in fiscal 2024. The Television Production Group also rebounded from the strikes, with seven series orders and renewals and 27 new shows sold into development in the months following the strikes. Additionally, the Company reported a record film and television library revenue of $339 million in the fourth quarter of fiscal 2024, bringing trailing 12-month revenue to $886 million, second best in the Company’s history. This performance was driven by strength across the board, top properties from third-party creators like The Conners and The Chosen, the subscription video-on-demand syndication of Ghosts on CBS, and evergreen titles from the Company’s library. STARZ also continued its drive to successful transition to digital, ending the 2024 fiscal year with 64% of its revenue coming from streaming, and 70% anticipated by the end of the 2025 fiscal year. Finally, the Company ended the 2024 fiscal year on a strong financial note, raising $350 million in gross proceeds from its Lionsgate Studios transaction and preparing the Studio and STARZ balance sheets for an anticipated full separation.

More information on the Company’s business and performance in fiscal 2024 is available in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission on May 30, 2024. See below for definitions, adjustments, and related reconciliations for non-GAAP measures.

Fiscal 2024 Financial Performance

	Year Ended March 31,
	2023 Actual	2024 Plan	2024 Actual
	(amounts in millions)
Segment Profit
Studio Business
Motion Picture	$276.5	$264.0	$319.4
Television Production	$133.4	$192.1	$146.8

Total Studio Business	$409.9	$456.1	$466.2
Media Networks	$106.8	$182.6	$236.4
Intersegment Eliminations	$(35.7)	$(77.0)	$(48.9)

Total Segment Profit.	$481.0	$561.7	$653.7
Corporate general and administrative expenses	$(122.9)	$(124.7)	$(136.1)

Adjusted OIBDA	$358.1	$437.0	$517.6

Fiscal 2024 Operating Performance

• Strategic Initiatives Position the Company for Growth and Value Creation	• Acquired and integrated eOne Entertainment
• Increased equity investment in 3 Arts Entertainment
• Prepared and closed the launch of Lionsgate Studios Corp., which included a $350 million capital raise
• Key Financial Metrics Exceeded Fiscal 2024 Plan and Street Guidance While Strengthening Balance Sheet	• Exceeded fiscal 2024 plan adjusted OIBDA despite negative impact of industry strikes
• Exceeded fiscal 2024 plan positive free cash flow
• Exceeded fiscal 2024 guidance to “street” for Studio Business adjusted OIBDA (excluding eOne Entertainment) and STARZ Business adjusted OIBDA
• Motion Picture Group Achieved Highest Box Office in Five Years, Best Financial Performance in 10 Years	• 2024 film slate generated nearly $1.1 billion at the global box office
• Best financial performance for Motion Picture Group in 10 years (segment profit of $319.4 in fiscal 2024)
• Launched new partnerships with Chad Stahelski to grow John Wick and Highlander franchises, develop original action films for global marketplace
• Partnered with Blumhouse to re-imagine multiple horror franchises from the Company’s library
• Entered production or preproduction on Graham King/Antoine Fuqua’s biopic Michael, Chad Stahelski’s Highlander, Destin Daniel Crettin’s Naruto and Ruben Fleischer’s Now You See Me 3

• Continued Diversification of Television Group and Renewal of Key Series	• Secured renewals of key series including Ghosts (4th season on CBS), The Rookie (7th season on ABC) and Raising Kanan (5th season on STARZ)

•   Eleven television series in third, fourth or later seasons including Ghosts (CBS), The Rookie (ABC), Naked & Afraid (Discovery), Son of a Critch (The CW), Mythic Quest (Apple TV+), Acapulco (Apple TV+), BMF (STARZ), P-Valley (STARZ), Power Book II: Ghost (STARZ), Power Book III: Raising Kanan (STARZ), and Power Book IV: Force (STARZ)

• Entered production on the Seth Rogen comedy The Studio for Apple TV+ and The Hunting Wives and Spartacus for STARZ
• Following acquisition of eOne Entertainment, created Lionsgate Alternative Television (consisting of Pilgrim Media, eOne Entertainment, Blackfin, Renegade and Daisybeck Studios)
• STARZ Remains a Distribution Partner of Choice	• Domestic over-the-top subscribers grew in fiscal 2024
• 64% of revenue from digital/streaming in fiscal 2024
• Announced new Origins prequel alongside three Power spinoffs and preparing Outlander prequel, Blood of My Blood
• STARZ exited international territories
• Continued to Extract Value from Film and Television Library	• Generated strong library performance with $886 million of trailing 12-month revenue • Record library revenue of $339 million in fourth quarter of 2024
• Expanded Production Footprint	• Secured sound stages for television production needs in Yonkers, New York and Atlanta, Georgia and preparing to open studio facilities in Newark, New Jersey
• New Initiatives Strengthen Entrepreneurial Culture	• Increased diversity and inclusiveness of the Company’s workforce • In fiscal 2024, 60% of new hires were women and 30% were employees of color
• Increased number of diverse suppliers by 62% in fiscal 2024
• STARZ earned Fast Company’s prestigious “Brands That Matter” designation

Fiscal 2024 Annual Incentive Bonuses

Corporate Performance

In determining the corporate performance measure for fiscal 2024, the Compensation Committee selected adjusted OIBDA, the key performance indicator closely tied to the Company’s strategic objectives and long-term success and used internally to manage financial performance. Fiscal 2024 actual adjusted OIBDA was then compared to fiscal 2024 plan adjusted OIBDA to determine the Company’s corporate performance measure for fiscal 2024.

	Fiscal 2024 Actual	Fiscal 2024 Plan	Percent of 2024 Actual vs. 2024 Plan
Adjusted OIBDA	$517.6 million	$437.0 million	Over 100%

Accordingly, the Compensation Committee determined to award 100% to each executive for the corporate performance measure of the fiscal 2024 bonus plan.

Divisional Performance

In determining divisional performance measures for fiscal 2024, the Compensation Committee reviewed each divisions and segments fiscal 2024 financial performance using segment profit as its key financial measure. Fiscal 2024 actual segment profit was then compared to fiscal 2024 plan segment profit for each of the Company’s operating segments.

	Fiscal 2024 Actual Segment Profit	Fiscal 2024 Plan Segment Profit	Percent of 2024 Actual vs. 2024 Plan
Studio Business
Motion Picture	$319.4 million	$264.0 million	Over 115%
Television Production	$146.8 million	$192.1 million	Over 75%
Media Networks (Domestic)	$206.1 million	$225.4 million	Over 90%

Accordingly, the Compensation Committee determined to award the following divisional performance measures for fiscal 2024:

•	115% as the divisional performance measure for the Motion Picture segment;

•	75% as the divisional performance measure for the Television Production segment; and

•	90% as the divisional performance measure for the Media Networks segment.

In reviewing divisional performance for the Named Executive Officers, the Compensation Committee evaluated overall Company performance rather than focusing on any particular division. The Compensation Committee acknowledged that the Company concluded fiscal year 2024 on a solid note, surpassing its fiscal year plan and budget. The Company also achieved several key financial results that exceeded consensus estimates from industry analysts. Further, operational achievements were highlighted, with the Compensation Committee noting the Company’s acquisition of eOne Entertainment in December 2023, the Company’s increased equity investment in 3 Arts Entertainment in January 2024, the preparation and close of the business combination of the Studio Business with Screaming Eagle Acquisition Corp. and subsequent launch of Lionsgate Studios Corp., in May 2014, and Lionsgate Studios’ capital raise which secured $350 million in gross proceeds from a consortium of leading investors.

Accordingly, the Compensation Committee determined that each Named Executive Officer would be awarded 100% for divisional performance.

Individual Performance

In determining individual performance measures for each Named Executive Officer, the Compensation Committee reviewed the executive’s performance achievements, contributions, leadership, and execution with respect to the Company’s key strategic objectives (against goals set by the Compensation Committee for each such executive for fiscal 2024). Within this context, the individual performance measures for each Named Executive officer determined by the Compensation Committee are set forth under Fiscal 2024 Annual Incentive Bonuses for Named Executive Officers below.

Fiscal 2024 Annual Incentive Bonuses for Named Executive Officers

Jon Feltheimer

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2024 Target Bonus	Fiscal 2024 Bonus
Jon Feltheimer	100%	100%	271%	$7,000,000	$11,000,000

In evaluating Mr. Feltheimer’s individual performance, the Compensation Committee assessed Mr. Feltheimer’s performance achievements against fiscal 2024 individual performance goals established at the beginning of the fiscal year, which included, among others, the following:

•	Grow adjusted OIBDA from fiscal 2023;

•	Continue to build film and television library;

•	Continue Motion Picture Group growth;

•	Maintain focus on successful renewal of Lionsgate television series;

•	Continue to execute talent strategy with 3 Arts Entertainment; and

•	Continue to drive profitability and increase value of STARZ.

The Compensation Committee noted that under Mr. Feltheimer’s leadership, the Company achieved a robust operational year, and Mr. Feltheimer’s strategic vision and effective execution were key to the Company surpassing its fiscal year plan and budget. Specifically, even with strikes and other industry disruption, for the 2024 fiscal year, the Company exceeded its fiscal 2024 adjusted OIBDA outlook of $400 million to $450 million (even after excluding a $30 million benefit from exiting of STARZ international territories). Moreover, in fiscal 2024, adjusted OIBDA of $518 million was up 45% from fiscal 2023, total revenue of $4 billion was up 4% from fiscal 2023, and adjusted free cash flow was up four-fold to $230 million. Further, for the 2024 fiscal year, Motion Picture Group revenue was up 25% from fiscal 2023 to $1.7 billion, while segment profit was up 16% from fiscal 2023 to $319 million, the highest segment profit in ten years, driven by franchise films such as Hunger Games: The Ballad of Songbirds & Snakes, John Wick: Chapter Four and Saw X, strength in carryover from previous years’ film slates, growth in the Company’s multi-platform business, and strong library sales. Also, the Television Production Group finished the year on a positive note, with fourth quarter television revenue at $469 million and segment profit of $53 million, both up over 50% year-over-year, due to strong library sales and an increase in post-strike content deliveries.

Moreover, the Compensation Committee specifically noted Mr. Feltheimer’s integral role in overseeing: the Company’s acquisition of eOne Entertainment in December 2023, which added thousands of titles to the Company’s library, expanded its franchise portfolio, strengthened its scripted television business and facilitated the creation of Lionsgate Alternative Television; the Company’s increased equity investment in 3 Arts Entertainment in January 2024, which the Company believes further diversifies its overall business, is a central pillar of the Studio Business’s talent strategy and serves as a financial growth engine for the Company’s television business; and the close of the business combination with Screaming Eagle Acquisition Corp. and launch of Lionsgate Studios Corp. in May 2024, which the Company believes is an important step towards an anticipated full separation.

The Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2024 bonus amount for Mr. Feltheimer. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2024, and the competitive position of Mr. Feltheimer’s total direct compensation (defined as base salary, actual annual bonus, and the grant date fair value of equity awards granted to the executive during the fiscal year) relative to similar positions within the Company’s peer group.

Pay Governance concluded that, with the bonus amount noted above, Mr. Feltheimer’s total direct compensation would be in the midrange relative to similar positions within the Company’s peer group.

Accordingly, in June 2024, after consideration of Pay Governance’s analysis and in light of all of the performance factors described above (noting that Mr. Feltheimer had achieved or exceeded most of his fiscal 2024 individual performance goals), the Compensation Committee approved for Mr. Feltheimer for fiscal 2024 a cash bonus of $11,000,000.

Michael Burns

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2024 Target Bonus	Fiscal 2024 Bonus
Michael Burns	100%	100%	127%	$5,500,000	$6,000,000

In evaluating Mr. Burns’ individual performance, the Compensation Committee assessed Mr. Burns’ achievements against fiscal 2024 individual performance goals established at the beginning of the fiscal year, which included, among others, the following:

•	Supervise all capital market transactions;

•	Manage the Company’s business prudently;

•	Continue strategic initiatives, including contemplation of a separation of the Studio Business and STARZ;

•	Continue to drive profitability and increase value of STARZ; and

•	Manage external stakeholders.

The Compensation Committee specifically noted that Mr. Burns had successfully spearheaded Lionsgate Studios’ capital raise, securing $350 million in gross proceeds from a consortium of leading investors. A critical component of this achievement was the comprehensive roadshow organized to attract and engage potential investors, which was tailored to address the unique interests and concerns of diverse investor groups, highlighting Lionsgate Studios’ competitive advantages, growth trajectory and long-term value proposition. The Compensation Committee also acknowledged Mr. Burns’ leadership role in negotiating an exchange of the Company’s 5.500% Senior Notes (completed in May 2024), which was a key to providing the Company with greater flexibility in managing its corporate debt. Other notable achievements recognized by the Compensation Committee included further leveraging relationships that added subscribers to the STARZ app, continuing to maintain and cultivate relationships with producers, talent and other relevant parties resulting in successful execution of television motion picture and television development projects, library acquisitions, distribution arrangements and other acquisition arrangements, presenting at all significant media banking and research conferences and participating in investor calls, and assisting the Company’s worldwide television distribution team in closing numerous FAST channels carried by various platforms.

Next, the Compensation Committee engaged Pay Governance to assist it in assessing the fiscal 2024 bonus amount for Mr. Burns. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2024, and the competitive position of Mr. Burns’ total direct compensation relative to similar positions within the Company’s peer group.

Accordingly, in June 2024, after consideration of Pay Governance’s analysis and in light of all the performance factors described above (noting that Mr. Burns had achieved or exceeded most of his fiscal 2024 individual performance goals), the Compensation Committee approved for Mr. Burns for fiscal 2024 a cash bonus of $6,000,000.

James W. Barge

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2024 Target Bonus	Fiscal 2024 Bonus
James W. Barge	100%	100%	150%	$3,000,000	$3,500,000

In evaluating Mr. Barge’s individual performance, the Compensation Committee assessed Mr. Barge’s achievements against fiscal 2024 individual performance goals established at the beginning of the fiscal year, which included, among others, the following:

•	Manage the Company’s treasury function;

•	Manage the Company’s business prudently;

•	Work with business units to drive revenue, manage costs, and achieve or exceed plan and budget;

•	Manage to the Company’s cash position while fully funding investment in content and marketing; and

•	Manage the contemplation of a separation of the Studio Business and STARZ, including alternative capital structures.

The Compensation Committee specifically noted Mr. Barge’s pivotal role as a principal member of the Company’s leadership team which oversaw the preparation and close of the business combination with Screaming Eagle Acquisition Corp. and launch of Lionsgate Studios Corp. in May 2024. Mr. Barge was not only a key participant in the roadshow, but also oversaw tax planning, regulatory compliance, accounting practices, and other related financial functions crucial to the success of the transaction, which the Company believes is an important step towards an anticipated full separation, simplifies the Company’s structure, unlocks opportunities to scale respective businesses and creates incremental value for shareholders. Further, the Compensation Committee acknowledged Mr. Barge’s instrumental role in Lionsgate Studios’ capital raise of $350 million in gross proceeds from a consortium of leading investors, providing financial oversight and playing a pivotal role in engaging such investors. Moreover, the Compensation Committee acknowledged Mr. Barge’s role in negotiating an exchange of the Company’s 5.500% Senior Notes. After its closing in May 2024, Fitch initiated ratings on the then newly issued 5.500% Senior Notes at B+, with a stable outlook and superior recovery rating, and similarly upgraded the rating on the remaining 5.500% Senior Notes from B to B+, with a stable outlook and superior recovery rating. Other notable achievements recognized by the Compensation Committee included; effectively managing the Company’s liquidity and debt structure, including negotiating favorable terms and securing optimal financing solutions to support the Company’s strategic objectives; exceeding the Company’s cash position for its fiscal 2024 plan and budget, with $397 million of net cash flow provided by operating activities and $230 million in adjusted free cash flow for the full year; innovatively structuring the financing for the Company’s acquisition of eOne Entertainment; and continuing to successfully manage the Company’s accounts receivable monetization programs, production loans, programming notes, production tax credit facility, intellectual property credit facility and backlog facility.

Next, the Compensation Committee engaged Pay Governance to assist it in assessing the fiscal 2024 bonus amount for Mr. Barge. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2024, and the competitive position of Mr. Barge’s total direct compensation relative to similar positions within the Company’s peer group.

Accordingly, in June 2024, after consideration of Pay Governance’s analysis and in light of all the performance factors described above (noting that Mr. Barge had achieved or exceeded most of his fiscal 2024 individual performance goals), the Compensation Committee approved for Mr. Barge for fiscal 2024 a cash bonus of $3,500,000.

Brian Goldsmith

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2024 Target Bonus	Fiscal 2024 Bonus
Brian Goldsmith	100%	100%	250%	$1,250,000	$1,875,000

In evaluating Mr. Goldsmith’s individual performance, the Compensation Committee assessed Mr. Goldsmith’s achievements against fiscal 2024 individual performance goals established at the beginning of the fiscal year, which included, among others, the following:

•	Manage the Company’s business prudently;

•	Provide corporate support to business units to help streamline existing business operations and achieve overhead targets;

•	Manage the Company’s acquisitions strategy;

•	Continue optimization and growth of the Company’s library; and

•	Continue to drive profitability and increase value of STARZ.

The Compensation Committee acknowledged that Mr. Goldsmith demonstrated exceptional leadership in overseeing all segments of the Company’s business, ensuring cohesive and efficient business operations. The Compensation Committee specifically noted the Mr. Goldsmith played a vital role in executing major corporate and financing transactions, including as a principal member of the Company’s leadership team which oversaw all aspects of the Company’s increased equity investment in 3 Arts Entertainment in January 2024, and the preparation and close of the business combination of the Studio Business with Screaming Eagle Acquisition Corp. and subsequent launch of Lionsgate Studios Corp. in May 2024. The Compensation Committee further noted that Mr. Goldsmith led the cross-divisional team that successfully orchestrated the acquisition of eOne Entertainment in December 2023. Following the acquisition, Mr. Goldsmith led the meticulous integration process, overseeing the cross-border alignment of the Company’s operations, systems, cultures and resources with those of eOne Entertainment. Such integration efforts ensured a seamless transition with minimal disruption to the Company’s business. Other notable achievements recognized by the Compensation Committee included closing other accretive library acquisitions; continuing optimization of the Company’s library by driving margin improvement in the Company’s licensing business, enhancing library rights renewal process and derivative rights identification/monetization, and focusing on accretive participant buyout opportunities; successfully negotiating certain outstanding audit claims; continuing to adjust the Company’s real estate footprint to drive savings; and supporting the exiting of remaining international territories for STARZ, allowing it to exclusively focus on the strength of its North American business.

The Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2024 bonus amount for Mr. Goldsmith. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2024, and the competitive position of Mr. Goldsmith’s total direct compensation relative to (i) top strategy/business development executives (that generally report to a company’s chief financial officer) and (ii) entertainment chief operating officers (that generally report to a company’s chief executive officer) of companies in both the Company’s peer group and certain companies in its entertainment industry group, as applicable.

Accordingly, in June 2024, after consideration of Pay Governance’s analysis and in light of all the performance factors described above (noting that Mr. Goldsmith had achieved or exceeded most of his fiscal 2024 individual performance goals), the Compensation Committee approved for Mr. Goldsmith for fiscal 2024 a cash bonus of $1,875,000.

Bruce Tobey

Name	Corporate Performance	Divisional Performance	Individual Performance	Fiscal 2024 Target Bonus	Fiscal 2024 Bonus
Bruce Tobey	100%	100%	300%	$750,000	$1,250,000

In evaluating Mr. Tobey’s individual performance, the Compensation Committee assessed Mr. Tobey’s achievements against fiscal 2024 individual performance goals established at the beginning of the fiscal year, which included, among others, the following:

•	Providing strategic leadership for the Company’s business and legal affairs departments across all operating segments;

•	Negotiating and providing comprehensive legal and business support for all corporate and financing transactions;

•	Structuring and overseeing the anticipated separation of the Studio Business and the STARZ Business;

•	Planning and developing strategies to respond to anticipated guild strikes; and

•	Advancing initiatives to develop and foster diversity, equity and inclusion with the Company.

The Compensation Committee’s assessment underscored Mr. Tobey’s pivotal role in navigating these complex and critical areas, reflecting a comprehensive and forward-thinking approach to the Company’s strategic objectives. The Compensation Committee noted that Mr. Tobey’s proactive planning and coordination with the Company’s operating businesses were essential in developing strategies to address and mitigate the impact of anticipated and actual guild strikes, safeguarding the Company’s interests. The Compensation Committee further noted Mr. Tobey’s integral efforts as a principal member of the Company’s leadership team in its acquisition of eOne Entertainment in December 2023, where he not only oversaw all legal aspects of the transaction, but also provided guidance as to strategic objectives, maximizing the transaction’s value. The Compensation Committee also noted Mr. Tobey’s success in leading the Company’s AI (artificial intelligence) initiatives, orchestrating the Company’s efforts to integrate AI into a number of its operations, as well as his pivotal roles in the Company’s increased equity investment in 3 Arts Entertainment in January 2024, and the preparation and close of the business combination of the Studio Business with Screaming Eagle Acquisition Corp. and subsequent launch of Lionsgate Studios Corp. in May 2024. To execute the close of the transaction and the launch of Lionsgate Studios, Mr. Tobey navigated the legal complexities inherent in such transactions, ensured compliance with regulatory requirements, and provided strategic advice at every pivotal stage of negotiations.

The Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2024 bonus amount for Mr. Tobey. Pay Governance reviewed, among other things, the goals and achievements noted above, other highlights of the Company’s business and strategic performance achieved during fiscal 2024, and the competitive position of Mr. Tobey’s total direct compensation relative to similar positions within the Company’s peer group.

Accordingly, in June 2024, after consideration of Pay Governance’s analysis and in light of all the performance factors described above (noting that Mr. Tobey had achieved or exceeded most of his fiscal 2024 individual performance goals), the Compensation Committee approved for Mr. Tobey for fiscal 2024 a cash bonus of $1,250,000.

Long-term Incentive Awards

The Company believes that providing a meaningful equity stake in our business is essential to ensure competitive compensation opportunities. Moreover, the Company believes that providing compensation in the form of equity awards aligns executives’ incentives with shareholders’ interests, fostering long-term superior performance. Therefore, we have historically made grants of restricted share units, stock options and/or SARs to incentivize our executives in driving shareholder value. The Compensation Committee bases its award grants to executives on a number of factors, including:

•	The executive’s role within the Company and overall compensation package;

•	The executive’s performance in fulfilling individual responsibilities;

•	Comparative analysis of equity participation among executives at peer group companies; and

•	The executive’s contribution to the Company’s financial success.

Equity Award Grant Practices

Equity award grants to the Named Executive Officers are set forth in their employment agreements, which generally provide terms for annual grants to be made over the agreement’s term. These grants are strategically designed to provide incentives throughout the agreement’s duration and to incentivize performance throughout the agreement’s term. The Compensation Committee then assesses the award terms in the employment agreements each year and makes a final determination as to the terms of the annual equity awards to be granted to the Named Executive Officers for that year.

The Compensation Committee’s practice has been to grant the annual equity awards at its first meeting after July 1 each year, which meeting is usually scheduled well in advance. Additionally, the Company may, from time-to-time, grant equity-based awards to executive officers and other employees as part of annual bonuses, in connection with new-hires or promotions, or in other special circumstances, and retains discretion to grant equity awards from time-to-time when and as the Compensation Committee may determine to be appropriate. The release of material non-public information is not taken into account in determining the timing and terms of equity award grants, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The Company’s equity incentive awards as described below are generally made with respect to Class B non-voting shares. However, the Compensation Committee has discretion to provide that awards granted under stock incentive plans may be made with respect to the Class A voting shares rather than Class B non-voting shares.

Restricted Share Units

The Company grants long-term incentive awards to the Named Executive Officers in the form of restricted share units that may be subject to time-based and performance-based vesting requirements. Awards generally relate to Class B non-voting shares, with each unit that vests being payable in Class B non-voting shares (although awards may also be structured to be payable in cash based on the value of the underlying shares). Awards of time-based restricted share units vest over a period of several years following the date of grant. Thus, the units are designed both to link executives’ interests with those of the Company’s shareholders (as the units’ value is based on the value of Class B non-voting shares) and to provide a long-term retention incentive for the vesting period, as they generally have value regardless of share price volatility.

Awards of performance-based restricted share units also cover multiple years, with a percentage of the units subject to the award becoming eligible to vest each year based on the Company’s and the individual’s performance during that year relative to performance goals reviewed by the Compensation Committee. Before any performance-based restricted share unit is paid, the Compensation Committee must certify that the performance target(s) have been satisfied. The Compensation Committee has discretion to determine the performance target(s) and any other restrictions or other limitations of performance-based restricted share units and may reserve discretion to reduce payments below maximum award limits. Thus, the performance units are designed both to motivate executives to maximize the Company’s performance each year and to provide a long-term retention incentive for the entire period covered by the award.

Stock Options	A stock option is the right to purchase shares at a future date at a specified price per share. The Company grants stock options to the Named Executive Officers with an exercise price that is equal to (i) the closing price of a Class B non-voting share on the date of grant, and (ii) in certain cases, as a percentage premium to the closing price of a Class B non-voting share on the date of grant. Thus, the Named Executive Officers will realize value on their stock options only if the Company’s shareholders realize value on their shares and, for that reason, the Compensation Committee considers all options to be performance-based awards. The stock options function as a retention incentive for the Company’s executives as the executive generally must remain employed through the vesting period. The maximum term of a stock option is 10 years from the date of grant.

Share Appreciation Rights	A share appreciation right (or SAR) is the right to receive payment of an amount equal to the excess of the fair market value of a Class B non-voting share on the date of exercise of the SAR over the base price of the SAR. The Company has made a portion of its long- term incentive awards to the Named Executive Officers in the form of SARs. Upon exercise of a SAR, the holder receives a payment in cash or shares with a value equal to the excess, if any, of the fair market value of a Class B non-voting share on the date of exercise of the SAR over the base price of the SAR. Because the base price of the SAR is not less than the closing price of a Class B non-voting share on the grant date, SARs provide the same incentives as stock options because the holder will realize value on their SARs only if the Company’s share price increases after the date of grant. Thus, similar to stock options, SARs are considered by the Compensation Committee to be performance-based awards. The SARs function as a retention incentive for the Company’s executives as the executive generally must remain employed through the vesting period. The maximum term of a SAR is 10 years from the date of grant.

Granting of Equity Awards in Fiscal 2024

The following equity awards were granted to the Named Executive Officers in fiscal 2024.

These awards consist of (i) annual grants made to Messrs. Feltheimer, Burns, Barge, Goldsmith and Tobey pursuant to their employment agreements and (ii) a one-time grant made to Mr. Tobey. In addition, these awards consist of a portion of certain performance-based awards approved by the Compensation Committee prior to fiscal 2024 that became eligible to vest during fiscal 2024. In the case of these performance-based awards, the award (or a portion thereof) is treated as granted for accounting purposes on the date on which the Compensation Committee determines whether the applicable performance requirements have been met, and the discussion below relates to the vesting tranches of these awards allocated to fiscal 2024 (including the number of shares awarded by the Compensation Committee based on performance during fiscal 2024) that were allocated to a performance period that ended during fiscal 2024. For more information on these awards, please see the executive compensation tables and narratives that follow this Compensation Discussion and Analysis.

•

In May 2023, the Compensation Committee determined the vesting of a tranche of an award of performance-based SARs granted to Mr. Barge in September 2019 that was eligible to vest during fiscal 2023. This tranche covered 211,842 SARs with respect to Class B non-voting shares that were eligible to vest based on the Compensation Committee’s assessment of the Company’s and Mr. Barge’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance discussed in the Company’s

2023 proxy statement, and reflected in the Company’s Quarterly Reports on Form 10-Q, and also acknowledged the contributions of Mr. Barge. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based SARs that were subject to this vesting tranche.

•

In June 2023, effective July 3, 2023, the Compensation Committee approved annual grants of restricted share units for fiscal 2024 (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) to each of the Named Executive Officers. Each of these grants is scheduled to vest over a three-year period. The number of shares subject to the time-based grants are shown in the Grants of Plan-Based Awards Table below. As noted above, the performance-based awards are not treated as granted for accounting purposes until the Compensation Committee determines whether the applicable performance requirements have been met, and accordingly, the annual grants made in fiscal 2024 that are subject to performance-based vesting are not reflected in the table.

•

In June 2023, the Compensation Committee determined the vesting of a tranche of awards of performance-based restricted share units granted to Messrs. Feltheimer, Barge and Goldsmith in July 2022, that were eligible to vest during fiscal 2024. The tranches covered 96,811, 60,507 and 56,473 restricted share units, respectively with respect to Class B non-voting shares, that were eligible to vest based on the Compensation Committee’s assessment of the Company’s and the executive’s performance during the 12-month period covered by the tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 and the contributions of Messrs. Feltheimer, Barge and Goldsmith cited in the Company’s 2023 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to these vesting tranches, and these tranches are considered granted for accounting purposes upon the date of the Compensation Committee’s determination and are reported in the compensation tables below. However, these tranches of performance-based restricted share units do not vest unless a VWAP Goal (as defined below) is achieved on or before the earlier of (i) the third anniversary of the award date or (ii) the date of termination of the executive’s employment or service with the Company or any of its subsidiaries for any reason. The “VWAP Goal” shall be considered achieved on the date on which the volume weighted average of the closing prices of Class B non-voting shares over a period of twenty (20) consecutive trading days ending on such date is equal to or greater than $14.61, in each case in regular trading on the New York Stock Exchange. The VWAP Goal (if not previously achieved) is deemed to have been achieved in full upon any change in control of the Company, or any other extraordinary transaction (including, but not limited to, a full or partial spin-off, split-off, issuance of a tracking stock or other transaction by the Company or its subsidiaries). In May 2024, the VWAP Goal was deemed to have been achieved.

•

In June 2023, the Compensation Committee determined the vesting of (i) a tranche covering 90,703 shares of an award of performance-based restricted share units granted to Mr. Barge in July 2020 and (ii) a tranche covering 42,779 shares of an award of performance-based restricted share units granted to Mr. Barge in July 2021, in each case, that were eligible to vest during fiscal 2024 based on the Compensation Committee’s assessment of the Company’s and Mr. Barge’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 and the contributions of Mr. Barge cited in the Company’s 2023 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance- based restricted share units that were subject to these vesting tranches.

•

In June 2023, the Compensation Committee determined the vesting of (i) a tranche covering 79,365 shares of an award of performance-based restricted share units granted to Mr. Goldsmith in July 2020 and (ii) a tranche covering 39,927 shares of an award of performance-based restricted share units granted to Mr. Goldsmith in July 2021, in each case, that were eligible to vest during fiscal 2024 based on the Compensation Committee’s assessment of the Company’s and Mr. Goldsmith’s performance during the 12-month period covered by that tranche. For these purposes, the Compensation Committee reviewed the Company’s corporate performance reflected in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, and the contributions of Mr. Goldsmith cited in the Company’s 2023 proxy statement. Accordingly, based on its review, the Compensation Committee approved the vesting of 100% of the performance-based restricted share units and the performance-based stock options that were subject to these vesting tranches.

•	In July 2023, the Compensation Committee approved the grant of 12,165 time-based restricted share units to Mr. Tobey. The grant is scheduled to vest in July 2024.

Severance and Other Benefits upon Termination of Employment

The Company provides severance protections for the Named Executive Officers under their respective employment agreements. The Compensation Committee determines the level of severance benefits on a case-by-case basis, and, in general, considers them an important part of an executive’s compensation, consistent with competitive practices and, particularly in the context of a change in control transaction, playing a valuable role in attracting and retaining key executive officers.

As described in more detail under Potential Payments Upon Termination or Change in Control below, the Named Executive Officers would be entitled to severance benefits under their employment agreements in the event of a termination of employment by the Company “without cause” or, in certain cases, for “good reason,” as such terms are defined in the executive’s employment agreement. The Company has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. The cash severance benefits for these executives are generally determined, in the case of Messrs. Feltheimer and Burns, based on their base salary through the remainder of the term covered by their employment agreement and, in the case of the other Named Executive Officers, the greater of 50% of their base salary through the remainder of the term covered by their employment agreement or their base salary for a specified number of months following termination.

The Company also believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, we provide certain Named Executive Officers with enhanced severance benefits if their employment is terminated by the Company “without cause” or, in certain cases, by the executive for “good reason” in connection with a change in control. We believe that such enhanced severance benefits the Company and the shareholders by incentivizing the executives to be receptive to potential transactions that are in the best interest of shareholders even if the executives face great personal uncertainty in the change in control context. The cash severance benefits for these executives are generally determined based on their base salary through the remainder of the term covered by their employment agreement (or, if greater, a specified amount in the case of Messrs. Feltheimer and Burns or a specified number of months of base salary following termination in the case of the other Named Executive Officers). In addition, the Company believes it is appropriate to provide these benefits to certain Named Executive Officers (other than Messrs. Feltheimer and Burns) if their employment is terminated in circumstances described above following a change in the senior management of the Company as specified in their respective employment agreements.

As noted above, we do not provide any benefits to the Named Executive Officers that would be payable solely because a change in control occurs or any right to receive a gross-up payment for any parachute payment taxes that may be imposed in connection with a change in control.

See Potential Payments Upon Termination or Change in Control below for more information on the severance benefits provided under the Named Executive Officers’ employment agreements.

Perquisites and Other Benefits

We provide certain Named Executive Officers with limited perquisites and other personal benefits, such as life insurance policy contributions and club membership dues that the Compensation Committee believes are reasonable and consistent with our overall compensation program, to better enable us to attract and retain superior employees for key positions. Additionally, we own an interest in an aircraft through a fractional ownership program for use, from time to time, for film promotion and other corporate purposes. As we maintain this interest for business purposes, we believe that it is reasonable to afford limited personal use of the aircraft consistent with regulations of the Internal Revenue Service, the SEC and the Federal Aviation Administration. Messrs. Feltheimer and Burns reimburse the Company for a portion of the costs incurred for their limited personal use of the aircraft. All of these perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes below.

We have also adopted a nonqualified deferred compensation plan to allow the Named Executive Officers and certain other key employees the opportunity to defer a portion of their compensation without regard to the tax code limitations applicable to tax-qualified plans. The deferred compensation plan is intended to promote retention by providing participants with an opportunity to save for retirement in a tax-efficient manner. Please see the Non-Qualified Deferred Compensation section below for a description of the plan.

Clawback Policy

In accordance with SEC and NYSE requirements, the Compensation Committee has adopted an executive compensation recovery policy regarding the adjustment or recovery of certain incentive awards or payments made to current or former executive officers in the event that we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. In general, the policy provides that, unless an exception applies, we will seek to recover compensation that is awarded to an executive officer based on the Company’s attainment of a financial metric during the three-year period prior to the fiscal year in which the restatement occurs, to the extent such compensation exceeds the amount that would have been awarded based on the restated financial results.

Policy with Respect to Section 162(m)

U.S. federal income tax law generally prohibits a publicly held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. Certain awards granted before November 2, 2017, that were based upon attaining pre-established performance measures that were set by the Compensation Committee under a plan approved by the Company’s shareholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1 million deductibility limit. As one of the factors in its consideration of compensation matters, the Compensation Committee notes this deductibility limitation. However, the Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and its shareholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.

COMPANY’S COMPENSATION POLICIES AND RISK MANAGEMENT

The Compensation Committee has reviewed the design and operation of the Company’s current compensation structures and policies as they pertain to risk and has determined that the Company’s compensation programs do not create or encourage the taking of risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2024, the Compensation Committee consisted of Messrs. Simm (Chair), Fries, Rachesky, Sloan and Ms. McCaw. No member who served on the Compensation Committee at any time during fiscal 2024 is or has been a former or current executive officer of the Company, or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during fiscal 2024.

EXECUTIVE COMPENSATION INFORMATION

Summary Compensation Table

The Summary Compensation Table below quantifies the value of the different forms of compensation earned by or awarded to the Named Executive Officers for fiscals 2024, 2023 and 2022. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus and long-term equity incentives. The Named Executive Officers also received the other benefits listed in column (i) of the Summary Compensation Table, as further described in footnote 3 to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and the accompanying description of the material terms of equity awards granted in fiscal 2024 provide information regarding the long-term equity incentives awarded to the Named Executive Officers in fiscal 2024. The Outstanding Equity Awards at Fiscal 2024 Year-End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards. The Pay Versus Performance table reflects certain information regarding compensation actually paid to the Named Executive Officers, as defined by Item 402(v) of the SEC’s Regulation S-K, and certain measures of our financial performance for the past four fiscal years.

Summary Compensation — Fiscals 2024, 2023 and 2022

Name and Principal Position(a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)		Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(1) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(3) (i)	Total ($) (j)
Jon Feltheimer	2024	$1,500,000	$11,000,000	$5,427,902		$0	$0	$0	$286,046	$18,213,948
Chief Executive	2023	$1,500,000	$10,000,000	$9,750,004	*	$0	$0	$0	$278,405	$21,528,409
Officer	2022	$1,500,000	$2,800,000	$1,000,003		$0	$0	$0	$285,409	$5,585,412

Michael Burns	2024	$1,000,000	$6,000,000	$1,749,999		$0	$0	$0	$86,643	$8,836,642
Vice Chair	2023	$1,000,000	$5,500,000	$3,500,005	*	$0	$0	$0	$98,975	$10,098,980
	2022	$1,000,000	$2,000,000	$1,344,000		$0	$0	$0	$62,289	$4,406,289

James W. Barge	2024	$1,166,667	$3,500,000	$3,033,711		$911,481	$0	$0	$15,236	$8,627,095
Chief Financial	2023	$1,000,000	$3,000,000	$5,965,724	*	$891,066	$0	$0	$14,285	$10,871,075
Officer	2022	$1,000,000	$800,000	$3,200,174		$1,437,120	$0	$0	$13,486	$6,450,780

Brian Goldsmith	2024	$1,250,000	$1,875,000	$3,019,557		$0	$0	$0	$14,122	$6,158,679
Chief Operating	2023	$1,125,000	$1,625,000	$3,648,468	*	$184,629	$0	$0	$18,802	$6,601,899
Officer	2022	$1,000,000	$375,000	$3,483,617		$568,463	$0	$0	$14,034	$5,441,114

Bruce Tobey	2024	$1,000,000	$1,250,000	$599,996		$0	$0	$0	$25,015	$2,875,011
Executive Vice	2023	$19,231	$0	$249,999		$0	$0	$0	$0	$269,230
President and General Counsel

*

As explained in note (1) below, these amounts include the value of equity awards granted early in fiscal 2023 as a portion of the executive’s fiscal 2022 annual incentive bonus as follows: for Mr. Feltheimer, $7,200,002 in stock awards; for Mr. Burns, $3,500,005 in stock awards; for Mr. Barge, $3,199,998 in stock awards; and for Mr. Goldsmith, $900,003 in stock awards. Accordingly, the total amount in column (j) for fiscal 2023 is much greater than the total amount for fiscal 2022 as fiscal 2023 reflects both a substantial portion of the value of executive’s fiscal 2022 annual incentive bonus granted in equity in fiscal 2023 and the executive’s entire fiscal 2023 annual incentive bonus paid in cash in fiscal 2024.

(1)	In accordance with SEC rules, any portion of a Named Executive Officer’s annual bonus that the Compensation Committee determined would be paid in the form of an equity award is reported in the

Summary Compensation Table as compensation for the fiscal year in which the award was approved by the Compensation Committee (i.e., the year after the year in which the bonus was earned). For fiscal 2022, each Named Executive’s Officer’s bonus was awarded partly in cash and partly in the form of equity-based awards with a one-year vesting schedule. Accordingly, the cash portion of each bonus awarded for fiscal 2022 performance is reported in the “Bonus” column for fiscal 2022, and the grant date fair value of the equity awards granted to each executive as part of their fiscal 2022 bonus is reported as compensation for fiscal 2023. For fiscal 2023 and fiscal 2024, each Named Executive’s Officer’s bonus was awarded in cash.
(2)

The amounts reported in columns (e) and (f) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. The fair value of an option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The applicable assumptions used in the Black-Scholes option-pricing model for option awards granted during fiscal 2024 were as follows: risk-free interest rate of 4.01%, expected option life of 3.3 years, expected volatility for options of 46% and expected dividend-yield of 0%. The fair value of a stock award is determined based on the market value of the stock award on the date of grant. Under SEC rules, the entire grant date value of these awards is reported as compensation for the Named Executive Officer for the fiscal year in which the award was granted. As described in the Compensation Discussion and Analysis above under Long-Term Incentive Awards, the Compensation Committee has approved certain grants of restricted share units to Messrs. Feltheimer, Barge and Goldsmith that would vest based on such company and/or individual performance criteria determined by the Compensation Committee in consultation with Mr. Feltheimer for each of the 12-month performance periods covered by these awards (with a tranche of each award being allocated to each of the performance periods for that award). The grant date for accounting purposes for each portion of the award occurs at the end of the applicable performance period when it is determined whether the performance criteria applicable to that portion of the award have been met. Under SEC rules, the value of equity awards is reported as compensation for the fiscal year in which the grant date (as determined for accounting purposes) occurs. Accordingly, to the extent the Compensation Committee determined during a particular fiscal year the performance level achieved for a particular performance period under the award, the portion of the award that relates to that performance period is reported as compensation for the fiscal year in which the determination was made.

(3)	The following table outlines the amounts included in All Other Compensation in column (i) of the Summary Compensation Table for the Named Executive Officers in fiscal 2024:

Name	401(k) Contribution	Term Life Insurance Premiums(a)	Severance/ Retirement	Automobile Allowance	Miscellaneous(b)	Disability Benefits	Total
Jon Feltheimer	$13,200	$835	$0	$0	$270,993	$1,018	$286,046
Michael Burns	$13,200	$1,566	$0	$13,332	$57,527	$1,018	$86,643
James W. Barge	$13,200	$1,018	$0	$0	$0	$1,018	$15,236
Brian Goldsmith	$11,538	$1,566	$0	$0	$0	$1,018	$14,122
Bruce Tobey	$22,431	$1,566	$0	$0	$0	$1,018	$25,015

(a)

The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays are taxable as income to the applicable officer. This insurance is not split-dollar life insurance.

(b)

For Mr. Feltheimer, the amount in this column for fiscal 2024 includes $45,201 in club membership dues, $25,200 in security service costs, and $200,593 in incremental costs for the personal use of the company-leased aircraft (net of approximately $45,750 reimbursed to the Company by Mr. Feltheimer). For Mr. Burns, the amount in this column for fiscal 2024 includes $57,527 in incremental costs for the personal use of the company-leased aircraft (net of approximately $19,950 reimbursed to the Company by Mr. Burns). Personal use of the aircraft is valued using an incremental cost method that takes into account variable cost per flight hour, as well as other direct operating costs to the Company, including fuel costs, crew fees and travel expenses, trip-related repairs and maintenance, landing fees, and other direct operating costs. Incremental costs do not include certain fixed costs that do not change based on usage (e.g., maintenance not related to personal trips, flight crew salaries, and depreciation).

Description of Employment Agreements

We have entered into employment agreements with each of the Named Executive Officers. Key terms of these employment agreements are briefly described below. Provisions of these agreements relating to post-termination of employment benefits are discussed below under Potential Payments Upon Termination or Change in Control.

Jon Feltheimer	Employment Agreement:	August 12, 2022

	Title:	Chief Executive Officer

	Term Ending:	August 21, 2025

	Base Salary:	$1,500,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee, with a target of $7,000,000; any portion that exceeds $1,500,000 for a particular year may be paid in the form of fully vested existing common stock.

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level, as well as company-provided life and disability insurance coverage, reasonable club membership dues, and limited use of the Company’s private aircraft.

	Annual Equity Award (Fiscal 2024-2026):	Eligible to receive annual grants as to Class B non-voting shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $6,000,000, each with a three-year vesting period and to consist of restricted share units and/or stock options (or SARs) as determined by the Compensation Committee.

Michael Burns	Employment Agreement:	December 18, 2020

	Title:	Vice Chair

	Term Ending:	October 30, 2024

	Base Salary:	$1,000,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee, with a target of 75% of base salary. Any portion that exceeds $1,500,000 for a particular year may be paid in the form of either an award of existing common stock or a stock option to purchase existing common stock, as determined by the Compensation Committee (any such award to be fully vested on grant and the number of shares subject to such award to be determined based on the Company’s then-current share price and, in the case of a stock option, the assumptions then used to value stock options for purposes of the Company’s financial reporting).

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level, as well as company-provided life and disability insurance coverage, and limited use of the Company’s private aircraft.

	Equity Award:	Received an award in December 2020 of performance-based SARs with respect to 1,500,000 of Class B non-voting shares at a per-share exercise price of $8.51, which vested in equal amounts on December 18, 2021, December 18, 2022, and December 18, 2023; provided, however, that no portion of the SARs would have vested or been exercisable prior to the date on which the volume-weighted average of the closing prices of Class B non-voting shares over a period of 30 consecutive trading days ending on or before December 18, 2023, was greater than or equal to $17.02 (the “VWAP Performance Goal”). The VWAP Performance Goal was met on June 25, 2021.

James W. Barge	Employment Agreement:	As of August 1, 2023

	Title:	Chief Financial Officer

	Term Ending:	July 31, 2026

	Base Salary:	$1,250,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee in consultation with the Company’s Chief Executive Officer, with a target amount two hundred forty percent (240%) of his base salary.

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level.

	Annual Equity Awards:	Eligible to receive annual grants as to Class B non-voting shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $3,750,000, each with a three-year vesting period and to consist of restricted stock units and/or options (or SARs) as determined by the Compensation Committee.

	Consulting Agreement:	Effective as of August 1, 2026, a one-year consulting agreement for finance consulting services to the Company for the monthly rate of $41,666.67.

Brian Goldsmith	Employment Agreement:	October 1, 2020

	Title:	Chief Operating Officer

	Term Ending:	September 30, 2025

	Base Salary:	$1,250,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee in consultation with the Company’s Chief Executive Officer, with a target of 100% of base salary.

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level.

	Annual Equity Awards:	Eligible to receive annual grants as to Class B non-voting shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $3,500,000, each with a three-year vesting period and to consist of restricted share units and/ or stock options (or SARs) as determined by the Compensation Committee.

Bruce Tobey	Employment Agreement:	March 27, 2023

	Title:	Executive Vice President and General Counsel

	Term Ending:	March 26, 2026

	Base Salary:	$1,000,000

	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Compensation Committee in consultation with the Company’s Chief Executive Officer, with a target of 75% of base salary.

	Other Benefits:	Eligible to participate in the Company’s usual benefit programs for executives at the same level.

	Annual Equity Awards:	Eligible to receive annual grants as to Class B non-voting shares each year for fiscal 2024 through fiscal 2026 with a grant date value of $1,000,000, each with a three-year vesting period and to consist of restricted share units and/or stock options (or SARs) as determined by the Compensation Committee.

	Equity Award:	Received grant in March 2023 as to Class B non-voting shares of 26,511 time-vesting restricted share units, with a three-year vesting period.

Grants of Plan-Based Awards

The following table presents information regarding the incentive awards granted to the Named Executive Officers during fiscal 2024. Each of the equity-based awards was granted under the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”), which was succeeded by the 2023 Plan and approved by our shareholders. Detailed information on each equity award is presented in the narrative that follows the table.

Grants of Plan-Based Awards — Fiscal 2024

Name (a)	Grant Date (b)*	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Numbers of Shares of Stock or Units (#) (i)	All Other Options Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(1) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Jon Feltheimer	6/29/2023	—	—	—	—	96,811	—	—	—	—	$427,905
	7/3/2023	—	—	—	—	—	—	599,520	—	—	$4,999,997
Michael Burns	7/3/2023	—	—	—	—	—	—	209,832	—	—	$1,749,999
James W. Barge	5/15/2023	—	—	—	—	211,842	—	—	—	$8.66	$911,481
	6/29/2023	—	—	—	—	60,507	—	—	—	—	$267,441
	6/29/2023	—	—	—	—	90,703	—	—	—	—	$775,511
	6/29/2023	—	—	—	—	42,779	—	—	—	—	$365,760
	7/3/2023	—	—	—	—	—	—	194,844	—	—	$1,624,999
Brian Goldsmith	6/29/2023	—	—	—	—	56,473	—	—	—	—	$249,611
	6/29/2023	—	—	—	—	79,365	—	—	—	—	$678,571
	6/29/2023	—	—	—	—	39,927	—	—	—	—	$341,376
	7/3/2023	—	—	—	—		—	209,832	—	—	$1,749,999
Bruce Tobey	7/3/2023	—	—	—	—	—	—	59,952	—	—	$500,000
	7/6/2023	—	—	—	—	—	—	12,165	—	—	$99,996

*	These awards were granted with respect to Class B non-voting shares.
(1)

The amounts reported in column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in column (l), see footnote (2) to the Summary Compensation Table.

Each of the equity-based awards reported in the Grants of Plan-Based Awards table was granted under, and is subject to, the terms of the 2019 Plan. The 2019 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes, subject to the provisions of the 2019 Plan, selecting participants and determining the type(s) of award(s) that they are to receive, determining the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award, accelerating or extending the vesting or exercisability or extending the term of any or all outstanding awards, making certain adjustments to an outstanding award and authorizing the conversion, succession or substitution of an award, determining the manner in which the purchase price of an award or the Company’s common shares may be paid, making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provisions to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his or her death or, in certain cases, to family members for tax or estate planning purposes

Under the terms of the 2019 Plan, a change in control of the Company does not automatically trigger vesting of the awards then outstanding under the plan. If there is a change in control, each participant’s outstanding awards granted under the plan will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of stock options, exercisable. Any stock options that become vested in connection with a change in control will generally terminate to the extent they are not exercised prior to the change in control.

As described below under Potential Payments upon Termination or Change in Control, certain equity awards granted to the Named Executive Officers are subject to accelerated vesting under the terms of their respective employment agreements in the event of a termination of their employment under certain circumstances.

Restricted Share Units

Columns (g) and (i) in the table above report awards of restricted share units granted to the Named Executive Officers during fiscal 2024, including tranches of certain performance-based awards that are treated as granted during fiscal 2024 under applicable accounting rules. Each restricted share unit represents a contractual right to receive, upon vesting of the unit, payment equal to the value of Class B non-voting shares (typically in an equal number of Class B non-voting shares, but the Compensation Committee has the discretion to settle the units in cash or shares of Class A voting shares). The Named Executive Officer does not have the right to vote or dispose of the restricted share units, but will be credited with additional share units under the award as dividend equivalents based on the amount of dividends (if any) paid by the Company during the term of the award on a number of Class B non-voting shares equal to the number of outstanding and unpaid restricted share units then subject to the award. Such dividend equivalents will be paid only if and when vesting requirements applicable to the underlying share units are met.

Time-Based Units

For Messrs. Feltheimer, Burns, Barge, Goldsmith and Tobey, the awards of 599,520, 209,832, 194,844, 209,832 and 59,952 Class B non-voting shares, respectively, made in July 2023, and reported in column (i) in the table above, represent annual grants of time-based restricted share units. These awards are subject to a three-year vesting schedule, subject to the executive’s continued employment through the vesting dates.

For Mr. Tobey, the award of 12,165 Class B non-voting shares made in July 2023, and reported in column (i) in the table above, represents a grant of time-based restricted share units. These awards are subject to a one-year vesting schedule, subject to the executive’s continued employment through the vesting date.

Performance-Based Units

Column (g) in the table above report awards of performance share units that are treated as granted to the Named Executive Officers during fiscal 2024 under applicable accounting rules. Performance share units are similar to the restricted share units described above, except that they are subject to performance based vesting conditions as well as time-based vesting.

For Messrs. Feltheimer, Barge and Goldsmith, the awards of 96,811, 60,507 and 56,473 Class B non-voting shares, respectively, made in June 2023, and reported in column (g) in the table above, represent the portion of awards of restricted share units that vested with respect to performance only based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and the Company’s performance, respectively. These awards were originally approved by the Compensation Committee in July 2022, and cover a three-year period ending in July 2025, with one-third of the total award being eligible to vest based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and the Company’s respective performance over a specified 12-month period. Each grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2024 based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and the Company’s respective performance are reflected in the table above. However, none of the performance-based restricted share units vest unless a VWAP Goal (as defined below) is achieved on or before the earlier of (i) the third anniversary of the award date or (ii) the date of termination of the executive’s employment or service with the Company or any of its subsidiaries for any reason. The “VWAP Goal” shall be considered achieved on the date on which the volume weighted average of the closing prices of Class B non-voting shares over a period of twenty (20) consecutive trading days ending on such date is equal to or greater than $14.61, in each case in regular trading on the New York Stock Exchange. The VWAP Goal was not achieved as of March 31, 2024. The VWAP Goal (if not previously achieved) is deemed to have been achieved in full upon any change in control of the Company, or any other extraordinary transaction (including, but not limited to, a full or partial spin-off, split-off, issuance of a tracking stock or other transaction by the Company or its subsidiaries). In May 2024, the VWAP Goal was deemed to have been achieved.

For Mr. Barge, the award of 90,703 Class B non-voting shares made in June 2023, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested based on Mr. Barge’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2020 and covers a three-year period ending in July 2023, with one-third of the total award being eligible to vest based on Mr. Barge’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2024 based on Mr. Barge’s and the Company’s performance are reflected in the table above.

For Mr. Barge, the award of 42,779 Class B non-voting shares made in June 2023, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested based on Mr. Barge’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2021 and covers a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Barge’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2024 based on Mr. Barge’s and the Company’s performance are reflected in the table above.

For Mr. Goldsmith, the award of 79,365 Class B non-voting shares made in June 2023, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested based on Mr. Goldsmith’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2020 and covers a three-year period ending in July 2023, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2024 based on Mr. Goldsmith’s and the Company’s performance are reflected in the table above.

For Mr. Goldsmith, the award of 39,927 Class B non-voting shares made in June 2023, and reported in column (g) in the table above, represents the portion of an award of restricted share units that vested based on Mr. Goldsmith’s and the Company’s performance. This award was originally approved by the Compensation Committee in July 2021 and covers a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2024 based on Mr. Goldsmith’s and the Company’s performance are reflected in the table above.

Share Appreciation Rights

Column (g) in the table above also report awards of SARs treated as granted to the Named Executive Officers during fiscal 2024 under applicable accounting rules. Once vested, each SAR will generally remain exercisable until its normal expiration date. SARs granted to the Named Executive Officers generally have a term of 10 years. However, vested SARs may terminate earlier in connection with a change-in-control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the SARs will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have six months to exercise the vested portion of the SARs following a termination of employment. However, SARs held by the Company’s employees (including the Named Executive Officers) generally provide an extended period for the employee to exercise his or her vested SARs if the employee meets certain age and service requirements upon his or her retirement from employment with the Company. If the Named Executive Officer is terminated by the Company for cause, the SAR (whether or not vested) will immediately terminate. The SARs granted to the Company’s employees (including the Named Executive Officers) do not include any dividend rights.

For Mr. Barge, the grant of 211,842 SARs with respect to Class B non-voting shares made in May 2023, and reported in column (g) in the table above, represents the portion of an award of SARs that vested based on Mr. Barge’s and the Company’s performance. This grant was originally approved by the Compensation Committee in September 2019 and covers a three-year period, with one-third of the total award being eligible to vest based on Mr. Barge’s and the Company’s performance over a specified 12-month period. This grant is treated as three separate annual awards for accounting purposes and, in each case, is treated as granted for accounting purposes on the date the Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the SARs eligible to vest during fiscal 2024 based on Mr. Barge’s and the Company’s performance are reflected in the table above.

Outstanding Equity Awards

The following table presents information regarding the outstanding equity awards held by each of the Named Executive Officers as of March 31, 2024, including the vesting dates for the portions of these awards that had not vested as of that date.

Outstanding Equity Awards at Fiscal 2024 Year-End

	Option Awards						Stock Awards
Name(a)	Securities Covered By Award	Number of Securities Underlying Unexercised Options (#) Exercisable(b)	Numbers of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date(f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(j)
Jon Feltheimer	LGF.A	565,037	—	—	$20.37	10/11/2026	—		—	—		—
	LGF.B	565,037	—	—	$19.69	10/11/2026	—		—	—		—
	LGF.A	565,037	—	—	$25.46	10/11/2026	—		—	—		—
	LGF.B	565,037	—	—	$24.61	10/11/2026	—		—	—		—
	LGF.B	125,000	—	—	$23.02	6/7/2028	—		—	—		—
	LGF.B	125,000	—	—	$28.78	6/7/2028	—		—	—		—
	LGF.B	418,245	—	—	$14.60	6/4/2024	—		—	—		—
	LGF.B	2,000,000	—	—	$8.17	8/21/2030	—		—	—		—
	LGF.B	—	—	—	—	—	193,622	(2)	$1,802,621	—		—
	LGF.B	—	—	—	—	—	—		—	96,811	(3)	$901,310
	LGF.B	—	—	—	—	—	599,520	(4)	$5,581,531	—		—
Michael Burns*	LGF.A	425,476	—	—	$24.59	11/3/2026	—		—	—		—
	LGF.B	425,476	—	—	$23.77	11/3/2026	—		—	—		—
	LGF.A	425,476	—	—	$19.68	11/3/2026	—		—	—		—
	LGF.B	425,476	—	—	$19.02	11/3/2026	—		—	—		—
	LGF.B	106,594	—	—	$23.02	6/7/2028	—		—	—		—
	LGF.B	106,594	—	—	$28.78	6/7/2028	—		—	—		—
	LGF.B	166,340	—	—	$14.60	6/4/2024	—		—	—		—
	LGF.B	1,155,000	—	—	$8.51	12/18/2030	—		—	—		—
	LGF.B	—	—	—	—	—	33,333	(5)	$310,330	—		—
	LGF.B	—	—	—	—	—	209,832	(4)	$1,953,536	—		—
James W. Barge	LGF.B	850,000	—	—	$25.22	12/28/2026	—		—	—		—
	LGF.B	95,000	—	—	$23.02	6/7/2028	—		—	—		—
	LGF.B	74,405	—	—	$14.60	6/4/2024	—		—	—		—
	LGF.B	1,271,052	—	—	$8.66	9/26/2029	—		—	—		—
	LGF.B	—	—	—	—	—	42,779	(6)	$398,272	—		—
	LGF.B	—	—	—	—	—	121,014	(2)	$1,126,640	—		—
	LGF.B	—	—	—	—	—	—		—	60,507	(3)	$563,320
	LGF.B	—	—	—	—	—	194,844	(4)	$1,813,998	—		—
Brian Goldsmith	LGF.A	132,657	—	—	$39.16	11/13/2025	—		—	—		—
	LGF.B	132,657	—	—	$37.86	11/13/2025	—		—	—		—
	LGF.B	95,000	—	—	$23.02	6/7/2028	—		—	—		—
	LGF.B	315,372	—	—	$18.11	11/12/2028	—		—	—		—
	LGF.B	404,530	—	—	$11.99	7/1/2029	—		—	—		—
	LGF.B	74,405	—	—	$14.60	6/4/2024	—		—	—		—
	LGF.B	—	—	—	—	—	39,927	(6)	$371,720	—		—
	LGF.B	—	—	—	—	—	112,946	(2)	$1,051,527	—		—
	LGF.B	—	—	—	—	—	—		—	56,473	(3)	$525,764
	LGF.B	—	—	—	—	—	209,832	(4)	$1,953,536	—		—
Bruce Tobey	LGF.B	—	—	—	—	—	17,674	(7)	$164,545	—		—
	LGF.B	—	—	—	—	—	59,952	(4)	$558,153	—		—
	LGF.B	—	—	—	—	—	12,165	(8)	$113,256	—		—

*	Reflect adjusted option award amounts due to the terms of a divorce stipulation and order during fiscal 2022. See the Option Exercises and Stock Vested table below.
(1)

The dollar amounts shown in columns (h) and (j) are determined by multiplying either the number of Class A voting shares or units (LGF.A) or Class B non-voting shares or units (LGF.B) reported in columns (g) and (i), respectively, by $9.95 and $9.31, respectively, the closing price of LGF.A and LGF.B on March 28, 2024 (the last trading day of fiscal 2024).

(2)	The unvested portion of this award is scheduled to vest in two equal annual installments on July 27, 2024 and July 27, 2025.
(3)	This award is subject to the VWAP Goal described above.
(4)	The unvested portion of this award is scheduled to vest in three equal annual installments on July 3, 2024, July 3, 2025 and July 3, 2026.
(5)	The unvested portion of this award is scheduled to vest on May 14, 2024.
(6)	The unvested portion of this award is scheduled to vest on July 19, 2024.
(7)	The unvested portion of this award is scheduled to vest in two equal annual installments on March 27, 2025 and March 27, 2026.
(8)	The unvested portion of this award is scheduled to vest on July 6, 2024.

Option Exercises and Stock Vested

The following table presents information regarding the exercise of options and SARs by the Named Executive Officers during fiscal 2024 and the vesting during fiscal 2024 of other stock awards previously granted to the Named Executive Officers.

Option Exercises and Stock Vested — Fiscal 2024

	Securities Covered by Award	Option Awards				Stock Awards
Name(a)		Number of Shares Acquired on Exercise (#)(b)		Value Realized on Exercise ($)(1)(c)		Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(1)(e)
Jon Feltheimer	LGF.B	—		$—		848,377	$7,972,937
Michael Burns	LGF.A	27,314	(2)	$—		—	$—
	LGF.B	382,636	(3)	$351,900	(3)	—	$—
	LGF.B	—		$—		398,678	$3,866,856
James W. Barge	LGF.B	—		$—		661,500	$5,528,619
Brian Goldsmith	LGF.B	—		$—		389,003	$2,976,826
Bruce Tobey	LGF.B	—		$—		8,837	$77,324

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

(2)

Reflects option awards transferred during fiscal 2024 due to the terms of a divorce stipulation and order. With respect to 27,314 of the shares subject to such transferred awards, no value is reported in the table above as the per-share exercise price of the award was greater than the per-share price of our Class A voting shares at the time the award was transferred.

(3)

Reflects option awards transferred during fiscal 2024 due to the terms of a divorce stipulation and order. With respect to 152,636 of the shares subject to such transferred awards, no value is reported in the table above as the per-share exercise price of the award was greater than the per-share price of our Class B non-voting shares at the time the award was transferred.

Non-Qualified Deferred Compensation

We permit the Named Executive Officers and certain other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table above on a deferred basis under our Deferred Compensation Plan. Under the plan, we are also permitted to make additional discretionary contributions with respect to amounts deferred under the plan.

For cash amounts deferred under the plan, the participant may elect one or more measurement funds to be used to determine investment gains or losses to be credited to his or her account balance, including certain mutual funds. Amounts may be deferred until a specified date, retirement or other termination of service, disability or death. At the participant’s election, compensation deferred until a specified date or termination of service may be paid as a lump sum or in annual installments as specified in the plan document. If the participant’s employment terminates due to death or disability, the participant’s deferred compensation balance will be paid in a single lump sum. Emergency hardship withdrawals are also permitted under the plan.

As of March 31, 2024, none of the Named Executive Officers had deferred any amount under the plan, and the Company had not made any contributions with respect to any Named Executive Officer under the plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following section describes the benefits that may become payable to the Named Executive Officers in connection with a termination of their employment with us pursuant to the terms of their respective employment agreements with the Company. In addition to the benefits described below, outstanding equity-based awards held by the Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of our equity incentive plans if the awards are not assumed or otherwise continued upon the transaction, as noted under Grants of Plan-Based Awards above. None of the Named Executive Officers are entitled to any reimbursement or gross-up payment for any excise taxes imposed under Section 280G of the U.S. Internal Revenue Code of 1986. The Named Executive Officers also do not have a right to voluntarily terminate employment (other than for “good reason” in certain cases) following a change in control and receive severance and are not entitled to any “single-trigger” vesting of equity awards or other benefits upon a change in control unless the executive’s employment terminates in the circumstances described below. In each case, the Named Executive Officer’s right to receive the severance benefits described below in connection with a termination of the executive’s employment (other than as a result of death or disability) is subject to his execution of a release of claims in favor of the Company.

Jon Feltheimer

Severance Benefits — Termination of Employment. In the event Mr. Feltheimer’s employment is terminated by the Company “without cause” or by him for “good reason” (as such terms are defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer would be entitled to a cash severance payment equal to the present value of his base salary through August 21, 2025, as well as payment of his premiums for continued health coverage for up to six months following his termination and his premiums for continued life and disability insurance through August 21, 2025. In addition, Mr. Feltheimer would be entitled to payment of the target amount of his annual bonus for the fiscal year in which his termination occurs. Mr. Feltheimer’s equity awards granted by the Company prior to his termination, to the extent then outstanding and unvested, would become fully vested upon his termination (and if an annual grant for the fiscal year in which his termination occurs has not previously been granted, that annual grant would be made and would fully vest upon his termination).

Severance Benefits — Termination of Employment in Connection with Change in Control. If Mr. Feltheimer’s employment is terminated by the Company “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control of the Company (as such terms are defined in

Mr. Feltheimer’s employment agreement), Mr. Feltheimer would be entitled to the severance benefits described above, except that his cash severance would be the greater of the present value of his base salary through August 21, 2025 and $6.0 million.

Severance Benefits — Death or Disability. In the event Mr. Feltheimer’s employment with the Company terminates due to his death or “disability” (as such term is defined in Mr. Feltheimer’s employment agreement), the equity awards granted by the Company pursuant to Mr. Feltheimer’s employment agreement, to the extent then outstanding and unvested, would become fully vested as of the date of such termination. In addition, in the event Mr. Feltheimer’s employment with the Company terminates due to his disability, the Company will continue to pay the premiums for his continued life and disability insurance through August 21, 2025.

Michael Burns

Severance Benefits — Termination of Employment. In the event Mr. Burns’ employment is terminated by the Company “without cause” or by him for “good reason” (as such terms are defined in Mr. Burns’ employment agreement), Mr. Burns would be entitled to a lump sum cash severance payment equal to the present value of his remaining base salary through October 23, 2024, a prorated amount of the annual bonus that Mr. Burns would have received for the fiscal year in which his termination occurs, as well as payment of his premiums for continued health coverage for up to six months following his termination and payment for continued life and disability insurance through October 30, 2024. In addition, Mr. Burns’ equity awards granted by the Company pursuant to his employment agreement, to the extent then outstanding and unvested, would become fully vested upon his termination.

Severance Benefits — Termination of Employment in Connection with Change in Control. If Mr. Burns’ employment is terminated by the Company “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control of the Company (as such terms are defined in Mr. Burns’ employment agreement), Mr. Burns would be entitled to the severance benefits described above, except that his lump sum cash severance would be the greater of the present value of his remaining base salary through October 23, 2024 or $3.5 million.

Severance Benefits — Death or Disability. In the event Mr. Burns’ employment with the Company terminates due to his death or “disability” (as such term is defined in Mr. Burns’ employment agreement), his equity awards granted by the Company pursuant to Mr. Burns’ employment agreement, to the extent then outstanding and unvested, would become fully vested as of the date of such termination.

James W. Barge	Severance Benefits — Termination of Employment. In the event that Mr. Barge’s employment is terminated by the Company “without cause” (as such term is defined in Mr. Barge’s employment agreement), Mr. Barge will be entitled to a lump sum cash severance payment equal to the greater of (i) 50% of his base salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated amount of the annual bonus that Mr. Barge would have received for the fiscal year in which his termination occurs, and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Barge’s employment is terminated by the Company “without cause”, or if Mr. Barge resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Barge’s employment agreement), (1) any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that

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

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event that Mr. Barge’s employment is terminated by the Company “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control or a “change in management” of the Company (as such terms are defined in Mr. Barge’s employment agreement), Mr. Barge would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Barge’s employment is terminated by the Company “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Barge will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at the Company’s election, Class B non-voting shares.

Severance Benefits — Death or Disability. In the event Mr. Barge’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Barge’s employment agreement), Mr. Barge will be entitled to receive a prorated bonus for the fiscal year in which his termination occurs. In addition, Mr. Barge’s equity awards granted by the Company pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Brian Goldsmith	Severance Benefits — Termination of Employment. In the event Mr. Goldsmith’s employment is terminated by the Company “without cause” (as such term is defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith will be entitled to a lump sum severance payment equal to the greater of (i) 50% of his salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated discretionary bonus for the fiscal year in which his termination occurs, and payment of COBRA premiums for up to 18 months. Additionally, in the event Mr. Goldsmith’s employment is terminated by the Company “without cause” or if Mr. Goldsmith resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Goldsmith’s employment agreement), (i) any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and become fully vested, and (ii) 50% percent of any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and become fully vested. Moreover, if Mr. Goldsmith’s employment is terminated at the end of the term of the agreement because the Company does not offer to extend the term or offers to extend the term on terms that would constitute “good reason” under the agreement, Mr. Goldsmith would be entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated discretionary bonus and payment of COBRA premiums noted above. In addition, any portion of equity granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that is scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event Mr. Goldsmith’s employment is terminated by the Company “without cause” or by him for “good reason” within twelve (12) months following the date of a change in control or a “change in management” (as such terms are defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Goldsmith’s employment is terminated by the Company “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Goldsmith will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at the Company’s election, in Class B non-voting shares.

Severance Benefits — Death or Disability. In the event Mr. Goldsmith’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith will be entitled to receive a prorated discretionary bonus for the fiscal year in which his termination occurs and payment of his COBRA premiums for up to 18 months. In addition, Mr. Goldsmith’s equity awards granted by the Company pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Bruce Tobey	Severance Benefits — Termination of Employment. In the event that Mr. Tobey’s employment is terminated by the Company “without cause” (as such term is defined in Mr. Tobey’s employment agreement), Mr. Tobey will be entitled to a lump sum severance payment equal to the greater of (i) 50% of his base salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated amount of the bonus that Mr. Tobey would have received for the fiscal year in which his termination occurs, and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Tobey’s employment is terminated by the Company “without cause” or if Mr. Tobey resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Tobey’s employment agreement), (1) any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date, and (2) 50% of any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and be fully vested on his termination date. Moreover, if Mr. Tobey’s employment is terminated at the end of the term of the agreement because the Company does not offer to extend the term or offers to extend the term on terms that would constitute “good reason” under the agreement, Mr. Tobey would be entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated bonus and payment of COBRA premiums noted above.

Severance Benefits — Termination of Employment in Connection with Change in Control. In the event that Mr. Tobey’s employment is terminated by the Company “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control or a “change in management” of the Company (as such terms are defined in Mr. Tobey’s employment agreement), Mr. Tobey would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Tobey’s employment is terminated by the Company “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date and (b) Mr. Tobey will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under “Description of Employment Agreements”) that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at the Company’s election, in Class B non-voting shares.

Severance Benefits — Death or Disability. In the event Mr. Tobey’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Tobey’s employment agreement), Mr. Tobey’s equity awards granted by the Company pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination.

Estimated Severance and Change in Control Benefits

Severance Benefits. The following chart presents our estimate of the dollar value of the benefits each of the Named Executive Officers would have been entitled to receive, had his employment terminated under the circumstances described above (other than in connection with a change in control of the Company) on March 31, 2024 (with the value of equity awards calculated based on the $9.95 and $9.31 closing prices of Class A voting shares and Class B non-voting shares, respectively, on March 28, 2024, the last trading day of fiscal 2024). Since this hypothetical termination would have occurred on the last day of the fiscal year, no pro-rata bonus was included in the cash severance amounts in the charts below.

	Termination by Lionsgate Without Cause(1)
Name	Cash Severance	Equity Acceleration(2)	Insurance Premiums		Total
Jon Feltheimer	$1,933,690	$21,669,614	$163,279	(3)	$23,766,583
Michael Burns	$560,557	$4,217,402	$29,401	(4)	$4,807,360
James W. Barge	$1,875,000	$4,863,823	$55,460	(5)	$6,794,283
Brian Goldsmith	$1,875,000	$4,800,031	$55,460	(5)	$6,730,491
Bruce Tobey	$1,500,000	$738,190	$55,460	(5)	$2,293,650

(1)

As described above, Messrs. Feltheimer and Burns would also be entitled to these benefits pursuant to their respective employment agreements if their employment is terminated by the executive for good reason.

(2)

These columns report the intrinsic value of the unvested portions of each executive’s awards that would accelerate in the circumstances. For stock options and SARs, this value is calculated by multiplying the amount (if any) by which the closing price of the applicable class of the Company’s common shares on the last trading day of the fiscal year exceeds the exercise price or base price of the award by the number of shares subject to the accelerated portion of the award. No value is included in the table for stock options and SARs with a per-share exercise price that is greater than or equal to the closing price of the applicable class of the Company’s shares on the last trading day of the fiscal year. For restricted share unit awards, this value is calculated by multiplying the closing price of the applicable class of the Company’s common shares on the last trading day of the fiscal year by the number of units subject to the accelerated portion of the award.

(3)	Includes $18,487 for payment of COBRA premiums and $144,793 for payment of continued life and disability insurance premiums.
(4)	Includes $18,487 for payment of COBRA premiums and $10,915 for payment of continued life and disability insurance premiums.
(5)	Includes payment of COBRA premiums.

	Termination Due to Executive’s Death or Disability
Name	Equity Acceleration(1)	Insurance Premiums		Total
Jon Feltheimer	$15,669,614	$163,279	(2)	$15,832,893
Michael Burns	$4,217,402	$29,401	(3)	$4,246,803
James W. Barge	$6,031,809	$55,460	(4)	$6,087,269
Brian Goldsmith	$5,976,973	$55,460	(4)	$6,032,433
Bruce Tobey	$984,253	$55,460	(4)	$1,039,713

(1)	See note (2) to the table above for the valuation of these benefits.
(2)

Includes $18,487 for payment of COBRA premiums for a termination due to executive’s death or disability, and $144,793 for payment of continued life and disability insurance premiums for a termination due to executive’s disability.

(3)

Includes $18,487 for payment of COBRA premiums for a termination due to executive’s death or disability, and $10,915 for payment of continued life and disability insurance premiums for a termination due to executive’s disability.

(4)	Includes payment of COBRA premiums.

Change in Control Severance Benefits. The following chart presents our estimate of the dollar value of the benefits each of the Named Executive Officers would have been entitled to receive had a change in control of the Company, or, in the case of Messrs. Barge, Goldsmith and Tobey, a change in management of the Company, occurred on March 31, 2024 and the executive’s employment with us had terminated by the Company without cause or by the executive for good reason as described above on such date. See note (2) to the table above for the valuation of equity award acceleration.

Name	Cash Severance(1)	Equity Acceleration		Insurance Premiums		Total
Jon Feltheimer	$6,000,000	$21,669,614		$163,279	(2)	$27,832,893
Michael Burns	$3,500,000	$4,217,402		$29,401	(3)	$7,746,803
James W. Barge	$8,542,808	$7,241,141	(4)	$55,460	(5)	$15,839,409
Brian Goldsmith	$5,376,712	$7,279,331	(4)	$55,460	(5)	$12,711,503
Bruce Tobey	$2,986,301	$1,394,107	(4)	$55,460	(5)	$4,435,868

(1)

For Messrs. Barge, Goldsmith and Tobey, this amount includes 50% of the grant date value of the annual equity awards provided for in the executive’s employment agreement as described above that had not been granted as of March 31, 2024.

(2)	Includes $18,487 for payment of COBRA premiums and $144,793 for payment of continued life and disability insurance premiums.
(3)	Includes $18,487 for payment of COBRA premiums and $10,915 for payment of continued life and disability insurance premiums.
(4)

For Messrs. Barge, Goldsmith, and Tobey, the equity acceleration value reported in this table only applies to a termination without cause. If such executives’ employment had been terminated for good reason on or within 12 months following a change in control or a “change in management,” the equity acceleration value would be the same as described above for a termination without cause not in connection with a change in control. A change in management in these Named Executive Officers’ employment agreements would generally occur when both Messrs. Feltheimer and Burns are no longer employed by the Company.

(5)	Includes payment of COBRA premiums.

Pay Ratio Disclosure
Pursuant to the Securities Exchange Act of 1934, as amended, we are required to disclose in this proxy statement the ratio of the total annual compensation of our Chief Executive Officer to the median of the total annual compensation of all of our employees (excluding our Chief Executive Officer). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that our Chief Executive Officer’s total compensation for fiscal 2024 was $18,213,948, and the median of the total compensation of all of our employees (excluding our Chief Executive Officer) for fiscal 2024 was $130,004. Accordingly, we estimate the ratio of our Chief Executive Officer’s total compensation for fiscal 2024 to the median of the total compensation of all of our employees (excluding our Chief Executive Officer) for fiscal 2024 to be 140 to 1.
We have selected March 31, 2024, which is a date within the last three months of fiscal 2024, as the date to be used to identify the Company’s median employee. To find the median of the annual total compensation of all the Company’s employees (excluding the Company’s Chief Executive Officer), we used the amount of each employee’s total cash compensation (i.e., base salary, wages, overtime and bonus) from the Company’s payroll records. In making this determination, we did not annualize compensation for those employees who did not work for the Company for the entire fiscal year. We also did not make any cost-of-living
adjustments in identifying the median employee. We believe total cash compensation for all employees will be an appropriate measure because total cash compensation data is readily available, and the Company considers this a reasonable measure of employees’ overall compensation.
As of March 31, 2024, we had a total of 1,723 employees, of whom 1,383 were based in the U.S. and 340 were based outside of the U.S. In making the determination of the median employee, we will not include 5 employees based in Australia, 3 employees based in China, 36 employees based in India, 2 employees based in Indonesia, 2 employees based in Luxembourg and 4 employees based in Spain, in accordance with SEC rules permitting exclusion of a de minimis number of
non-U.S.
employees (so that all U.S.-based employees and 288 employees based outside of the U.S. will be included in this determination).
This pay ratio is an estimate calculated in a manner consistent with SEC rules based on the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions. As such, the pay ratio reported by other companies may not be comparable to the pay ratio to be reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Pay Versus Performance
This section summarizes the relationship between the total compensation paid for the Company’s Chief Executive Officer and the other Named Executive Officers and the Company’s financial performance for the fiscal years shown in the table (in this discussion, the Company’s Chief Executive Officer is also referred to as the principal executive officer or “PEO”, and the Named Executive Officers other than the Company’s Chief Executive Officer are referred to as the
“Non-PEO
NEOs”).

			Average Summary Compensation Table Total for Non-PEO NEOs ($) (1)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($) (3)		Value of Initial Fixed $100 Investment Based On:
Fiscal Year	Summary Compensation Table Total for PEO ($) (1)(2)	Compensation Actually Paid to PEO ($) (3)			Lionsgate TSR ($) (4)	Dow Jones U.S. Media Sector TSR ($) (4)	S&P Movies & Entertainment Index TSR ($) (4)	Lionsgate Net Income (Loss) ($ Millions) (5)	Lionsgate Adjusted OIBDA ($ Millions) (6)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)
2024	$18,213,948	$13,002,216	$6,624,357	$6,218,137	$164	$118	$133	$(1,102.9)	$517.6
2023	$21,528,409	$13,153,336	$6,429,940	$4,169,033	$182	$108	$96	$(2,010.2)	$358.1
2022	$5,585,412	$10,753,069	$4,649,415	$6,185,148	$267	$144	$124	$(188.2)	$402.2
2021	$19,176,875	$30,384,695	$5,694,133	$10,065,318	$246	$176	$166	$(18.9)	$540.9

(1)
Mr. Feltheimer was the Company’s Chief Executive Officer for each of the four fiscal years included in the table above. For each of fiscal years 2021 and 2022, the Company’s
Non-PEO
NEOs were Messrs. Burns, Barge, Goldsmith and Corii Berg, the Company’s former General Counsel. For fiscal year 2023, the Company’s
Non-PEO
NEOs were Messrs. Burns, Barge, Goldsmith, Tobey and Berg. For fiscal year 2024, the Company’s
Non-PEO
NEOs were Messrs. Burns, Barge, Goldsmith, and Tobey.

(2)
See the
Summary Compensation Table
above for detail on the total compensation for the Company’s Chief Executive Officer for fiscal year 2024. The total compensation for the CEO and the average compensation for the
Non-PEO
NEOs for each of fiscal years 2023, 2022 and 2021 was calculated from the Summary Compensation Table as disclosed in the Company’s proxy statement filed with the Securities and Exchange Commission in the calendar year in which the applicable fiscal year ended.

(3)
For purposes of this table, the compensation actually paid (also referred to as “CAP”) to each of Lionsgate’s NEOs (including, for purposes of this table, former Named Executive Officers as noted above) is equal to the NEO’s total compensation reported in the Summary Compensation Table for the applicable fiscal year and adjusted for the following with respect to that NEO:

•	Less the amounts reported in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table for the applicable fiscal year,

•	Plus the fiscal year-end value of Company option and stock awards granted in the covered fiscal year which were outstanding and unvested at the end of the covered fiscal year,

•
Plus/(less) the change in value as of the end of the covered fiscal year as compared to the value at the end of the prior fiscal year for Company option and stock awards which were granted in prior fiscal years and were outstanding and unvested at the end of the covered fiscal year,

•	Plus the vesting date value of Company option and stock awards which were granted and vested during the same covered fiscal year,

•
Plus/(less) the change in value as of the vesting date as compared to the value at the end of the prior fiscal year for Company option and stock awards which were granted in prior fiscal years and vested in the covered fiscal year,

•
Less, as to any Company option and stock awards which were granted in prior fiscal years and were forfeited during the covered fiscal year, the value of such awards as of the end of the prior fiscal year,

•	Plus the dollar value of any dividends or other earnings paid during the covered fiscal year on outstanding and unvested Company stock awards not otherwise included,

•
Plus, as to a Company option or stock award that was materially modified during the covered fiscal year, the amount by which the value of the award as of the date of the modification exceeds the value of the original award on the modification date.

In making each of these adjustments, the “value” of an option or stock award is the fair value of the award on the applicable date determined in accordance with FASB ASC Topic 718 using the valuation assumptions the Company then used to calculate the fair value of its equity awards. For more information on the valuation of the Company’s equity awards, please see the notes to the Company’s financial statements that appear in its Annual Report on Form
10-K
for each fiscal year and the footnotes to the
Summary Compensation Table
that appears in the Company’s annual proxy statement.
The table above reflects the CAP (determined as noted above) for the Company’s Chief Executive Officer and, for the Company’s
Non-PEO
NEOs, the average of the CAPs determined for the
Non-PEO
NEOs for each of the fiscal years shown in the table.
The following table provides a reconciliation of the
Summary
Compensation
Table
Total
to
Compensation
Actually Paid
for the PEO.

Reconciliation of Summary Compensation Table Total to Compensation Actually Paid for PEO	Fiscal Year 2024 ($)	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Summary Compensation Table Total	18,213,948	21,528,409	5,585,412	19,176,875

Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(5,427,902)	(9,750,004)	(1,000,003)	(7,446,931)
Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted in Fiscal Year	5,986,201	10,815,950	—	15,610,964
Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years	(207,176)	(8,868,143)	3,994,288	2,420,353
Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—	—	1,000,003	—
Change in Fair Value as of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	(5,562,855)	(572,876)	1,173,369	623,434
Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—	—

Compensation Actually Paid	$13,002,216	$13,153,336	$10,753,069	$30,384,695

The following table provides a reconciliation of the average of the
Summary Compensation Table Total for the
Non-PEO
NEOs
for a fiscal year to the average of the
Compensation Actually Paid for the
Non-PEO
NEOs
for that fiscal year.

Reconciliation of Average Summary Compensation Table Total to Average Compensation Actually Paid for Non-PEO NEOs	Fiscal Year 2024 ($)	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Summary Compensation Table Total	6,624,357	6,429,940	4,649,415	5,694,133

Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	(2,328,686)	(3,272,202)	(2,759,912)	(2,366,952)
Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted in Fiscal Year	1,720,364	2,430,521	1,022,759	4,803,958
Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years	(98,353)	(761,350)	1,155,466	1,236,985
Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	672,750	948,244	1,392,662	158,084
Change in Fair Value as of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	(372,295)	(1,571,828)	724,758	539,110
Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	(34,292)	—	—

Compensation Actually Paid	$6,218,137	$4,169,033	$6,185,148	$10,065,318

(4)
The Company’s TSR represents cumulative total shareholder return on a fixed investment of $100 in existing common stock for the period beginning on the last trading day of fiscal year 2020 through the end of the applicable fiscal year, and is calculated assuming the reinvestment of dividends. The Dow Jones U.S. Media Sector Index TSR and the S&P Movies & Entertainment Index (which the Company also utilizes in the stock performance graph required by Item 201(e) of Regulation
S-K
included in its Annual Reports for each covered fiscal year) represent cumulative total shareholder return on a fixed investment of $100 in the Dow Jones U.S. Media Sector Index and the S&P Movies & Entertainment Index, respectively, for the period beginning on the last trading day of fiscal year 2020 through the end of the applicable fiscal year, and are calculated assuming the reinvestment of dividends. The following chart illustrates the CAP for the Company’s Chief Executive Officer and the average CAP for the Company’s
Non-PEO
NEOs for each of the last four fiscal years against the Company’s total shareholder return and the total shareholder return for each of the Dow Jones U.S. Media Sector and the S&P Movies & Entertainment Index (each calculated as described above) over that period of time.

(5)
This column shows the Company’s net income (loss) for each fiscal year covered by the table. The following chart illustrates the CAP for the Company’s Chief Executive Officer and the average CAP for the Company’s
Non-PEO
NEOs for each of the last four fiscal years against the Company’s net income for each of those years.

(6)
This column shows the Company’s adjusted OIBDA for each fiscal year covered by the table. The Company considers adjusted OIBDA to be a key metric in its executive compensation program, used in determining corporate performance under fiscal year 2024 annual incentive plan. See the
Compensation Discussion and Analysis
section of this report for more information regarding the use of this performance measure in the Company’s executive compensation program. The following chart illustrates the CAP for the Company’s Chief Executive Officer and the average CAP for the Company’s
Non-PEO
NEOs for each of the last four fiscal years against the Company’s adjusted OIBDA for each of those years.

Following is an unranked list of the company’s financial performance measures it considers most important in linking the compensation actually paid to the Company’s NEOs for fiscal 2024 with the Company’s performance.

•	Adjusted OIBDA (used in determining corporate performance for purposes of the annual incentive plan); and

•
Certain Discretionary Assessment of Achievement of Operational and Strategic Goals (used in determining individual performance for purposes of the annual incentive plan and the vesting of performance-based equity awards)

See the
Compensation Discussion and Analysis
section for more information regarding the use of these performance measures in the Company’s executive compensation program.
In general, the Company also views its stock price, upon which the value of all of the equity awards granted by the Company is dependent, as a key performance-based component of its executive compensation program in order to further align the interests of the Company’s senior management with the interests of the Company’s shareholders.

Director Compensation

Compensation Program

For fiscal 2024, the Company’s non-employee directors were compensated as follows:

Type of Compensation	Amount
Annual Equity Retainer	$150,000
Annual Cash Retainer	$100,000
Annual Board Chair Retainer	$52,000
Annual Audit & Risk Committee Chair Retainer	$30,000
Annual Compensation Committee Chair Retainer.	$30,000
Annual Nominating and Corporate Governance Committee Chair Retainer	$20,000
Annual Strategic Advisory Committee Chair Retainer	$20,000

The annual equity retainer consists of an award of restricted share units granted under the Company’s equity incentive plan then in effect with a grant date value of $150,000 granted annually on the date of date of the Company’s annual general meeting of shareholders (with $75,000 of the value based on the closing price Class A voting shares and $75,000 of the value based on the closing price of Class B non-voting shares on the date of grant, and the number of units rounded to the nearest whole unit). The restricted share units vest after one year following the date of grant (or, if earlier, the date of the annual general meeting of shareholders in the year after the year of grant) and will be paid in an equivalent number of Class A voting shares and Class B non-voting shares, as applicable. The Board retains discretion to provide for the award to instead be granted as a fixed amount of cash subject to the same vesting terms. The Board may also provide non-employee directors an election to defer payment of their vested awards in accordance with applicable tax law.

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

Pursuant to the Company’s policies, non-employee directors will also be reimbursed for reasonable expenses incurred in the performance of their duties. The Board (or any committee of the Board within the authority delegated to it) has the right to amend this policy from time to time.

Director Onboarding and Education

Upon a new director’s appointment to the Board, an orientation is conducted by management and current Board members aiming to acquaint new directors with the Company’s business strategies, vital financial aspects, core values encompassing ethics and compliance, corporate governance practices, and key policies. This orientation involves meetings with senior management to delve into the Company’s strategy, business plan, risk profile, and provision of background material.

Additionally, the Company actively supports the ongoing education of its Board members, covering expenses for relevant continuing education programs. These programs are tailored to enhance the directors’ understanding of the Company’s operations, their responsibilities within the Board and its committees, and to stay updated on industry trends and developments.

Fiscal 2024 Director Compensation

The following table presents information regarding compensation earned or paid to each of the Company’s non-employee directors for services rendered during fiscal 2024. Messrs. Feltheimer and Burns, who are employed by the Company, do not receive any compensation for their services on the Board.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2)(3) (c)	Option Awards ($)(3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mignon Clyburn	$100,000	$149,993	$—	$—	$—	$—	$249,993
Gordon Crawford	$120,000	$149,993	$—	$—	$—	$—	$269,993
Emily Fine	$100,000	$149,993	$—	$—	$—	$—	$249,993
Michael T. Fries	$195,832	$—	$—	$—	$—	$—	$195,832
John D. Harkey, Jr.(4)	$76,503	$149,993	$—	$—	$—	$—	$226,496
Susan McCaw	$100,000	$149,993	$—	$—	$—	$—	$249,993
Yvette Ostolaza	$120,000	$149,993	$—	$—	$—	$—	$269,993
Mark H. Rachesky, M.D.	$172,000	$149,993	$—	$—	$—	$—	$321,993
Daryl Simm	$130,000	$149,993	$—	$—	$—	$—	$279,993
Hardwick Simmons	$130,000	$149,993	$—	$—	$—	$—	$279,993
Harry E. Sloan	$100,000	$149,993	$—	$—	$—	$—	$249,993

(1)

The amounts reported in column (b) represent director annual retainer and chair fees, for fiscal 2024, paid, at the director’s election, either 50% in cash and 50% in the form of existing common stock, 100% in the form of existing common stock, or 100% in cash, as described above. The value of the common shares is calculated using the closing price of shares of common stock on the date of payment. Retainers and fees are paid twice a year. During fiscal 2024, the Company’s non-employee directors who elected to receive 50% of their retainers and fees in the form of common shares received the following number of shares: Ms. Clyburn, 6,599 shares, Ms. McCaw, 1,593 shares, Mr. Simm, 8,573 shares and Mr. Simmons, 8,767 shares. During fiscal 2024, the Company’s non-employee directors who elected to receive 100% of their retainers and fees in the form of common shares received the following number of shares: Mr. Crawford, 15,950 shares, Ms. Fine, 13,196 shares, Mr. Harkey, 3,079 shares, Ms. Ostolaza, 15,810 shares, Dr. Rachesky, 24,454 shares, and Mr. Sloan, 14,033 shares. For fiscal 2024, the Board determined that Mr. Fries would receive 100% of his retainer and fees in the form of cash (so that the amount reported in this column for Mr. Fries includes cash received in lieu of any equity award).

(2)

Each non-employee director then in office received a grant of 8,455 restricted share units with respect to Class A voting shares and 8,971 restricted share units with respect to Class B non-voting shares units on November 28, 2023 at the Company’s 2023 Annual General and Special Meeting of Shareholders (other than Mr. Fries, who receives cash in lieu of equity grants). The amounts reported in column (c) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. The fair values of the restricted share units are determined based on the market value of the shares on the date of grant.

(3)

The following table presents the number of unvested stock awards held by each of the Company’s non-employee directors as of March 31, 2024. No non-employee directors held any outstanding option awards as of that date.

	Number of Unvested Restricted Share Units as of March 31, 2024
Director	LGF.A	LGF.B
Mignon Clyburn	10,710	11,382
Gordon Crawford	10,710	11,382
Emily Fine	10,710	11,382
Michael T. Fries	—	—
John D. Harkey, Jr.	8,455	8,971
Susan McCaw	10,710	11,382
Yvette Ostolaza	10,710	11,382
Mark H. Rachesky, M.D.	10,710	11,382
Daryl Simm	10,710	11,382
Hardwick Simmons	10,710	11,382
Harry E. Sloan	10,077	10,693

(4)	Mr. Harkey was appointed to the Board effective June 26, 2023.

Use of Non-GAAP Financial Measures

LIONS GATE ENTERTAINMENT CORP.

USE OF NON-GAAP FINANCIAL MEASURES

This prospectus presents the following important financial measures utilized by Lions Gate Entertainment Corp. (the “Company,” “we,” “us” or “our”) that are not all financial measures defined by generally accepted accounting principles (“GAAP”). The Company uses non-GAAP financial measures, among other measures, to evaluate the operating performance of our business. These non-GAAP financial measures are in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.

Adjusted OIBDA: Adjusted OIBDA is defined as operating income (loss) before adjusted depreciation and amortization (“OIBDA”), adjusted for adjusted share-based compensation (“adjusted SBC”), purchase accounting and related adjustments, restructuring and other costs, certain charges (benefits) related to the COVID-19 global pandemic, certain programming and content charges as a result of management changes and/or changes in strategy, and unusual gains or losses (such as goodwill impairment, charges related to Russia’s invasion of Ukraine, and the gain on sale of Pantaya on March 31, 2021), when applicable.

•

Adjusted depreciation and amortization represents depreciation and amortization as presented on our consolidated statement of operations, less the depreciation and amortization related to the amortization of purchase accounting and related adjustments associated with recent acquisitions. Accordingly, the full impact of the purchase accounting is included in the adjustment for “purchase accounting and related adjustments”, described below.

•

Adjusted share-based compensation represents share-based compensation excluding the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, which are included in restructuring and other expenses, when applicable.

•	Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable.

•

COVID-19 related charges or benefits include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, and when applicable, certain motion picture and television impairments and development charges associated with changes in performance expectations or the feasibility of completing the project resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries, which are included in direct operating expense, when applicable. In addition, the costs include early or contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, which are included in distribution and marketing expense, when applicable.

•

Programming and content charges include certain charges as a result of changes in management and/or changes in programming and content strategy, which are included in direct operating expenses, when applicable.

•

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

Adjusted OIBDA is calculated similar to how the Company defines segment profit and manages and evaluates its segment operations. Segment profit also excludes corporate general and administrative expense.

Total Segment Profit and Studio Business Segment Profit: We present the sum of our Motion Picture and Television Production segment profit as our “Studio Business” segment profit. Total segment profit and Studio Business segment profit, when presented outside of the segment information and reconciliations included in our consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.

The Company believes the presentation of total segment profit and Studio Business segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the primary method used by the Company’s management and enables them to understand the fundamental performance of the Company’s businesses before non-operating items. Total segment profit and Studio Business segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company’s segments, both in total and for the Studio Business and represents a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner, and segment profit and total segment profit as defined by the Company may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.

Adjusted Free Cash Flow: Free cash flow is typically defined as net cash flows provided by (used in) operating activities, less capital expenditures. The Company defines Adjusted Free Cash Flow as net cash flows provided by (used in) operating activities, less capital expenditures, plus or minus the net increase or decrease in production and related loans (which includes our production tax credit facility), plus or minus certain unusual or non-recurring items, such as insurance recoveries on prior shareholder litigation, proceeds from the termination of interest rate swaps, and payments on impaired content in territories exited or to be exited.

The adjustment for the production and related loans, exclusive of our production tax credit facility, is made because the GAAP based cash flows from operations reflects a non-cash reduction of cash flows for the cost of films and television programs prior to the time the Company pays for the film or television program through the payment of the associated production or related loan which occurs at or near completion of the production, or in some cases, over the period revenues and cash receipts are being generated, as more fully described below.

The cost of producing films and television programs, which is reflected as a reduction of the GAAP based cash flows provided by (used in) operating activities, is often financed through production loans. The adjustment for production and related loans is made in order to better align the timing of the cash flows associated with producing films and television programs with the timing of the repayment of the production loans, which is consistent with how management views its production cash spend and manages the Company’s cash flows and working capital needs. Borrowings on production loans offset the spend on investment in films reflected in the GAAP based cash flows provided by (used in) operating activities and thus increase the Adjusted Free Cash Flows as compared to the GAAP based cash flows provided by (used in) operating activities and subsequent payments on production loans reflect the payment for the production of the film or TV program and reduce Adjusted Free Cash Flows as compared to the GAAP based cash flows provided by (used in) operating activities.

The adjustment for the production tax credit facility is made to better reflect the timing of the cash requirements of the production, since a portion of the amounts expended initially are later refunded through the receipt of the tax credit, as more fully described below. The production tax credit facility reduces the timing difference between the payments for production cost and the receipt of the tax credit and thus reflects the cash cost of the film or television program at or near the time the film or television program is produced and completed.

Part of the cost of a film or television program is effectively funded through obtaining government incentives, however, the incentives are not received until a future period which could be a few years after the completion of the film. The tax credit facility reflects borrowings collateralized by the tax credits to be received in the future and thus by including these borrowings in Adjusted Free Cash Flow it has the effect of better aligning the receipt of the tax credits with the timing of the production and completion of the film and television programs, which is consistent with how management views its production cash spend and manages the Company’s cash flows and working capital needs. Borrowings under the tax credit facility reduce the cash spend reflected in the GAAP based cash flows provided by (used in) operating activities and thus increase adjusted free cash flows and payments on the tax credit facility offset the tax credit receivable collection reflected in the GAAP based cash flows provided by (used in) operating activities and reduce adjusted free cash flows as compared to the GAAP based cash flows provided by (used in) operating activities.

The Company believes that it is more meaningful to reflect the impact of the payment for these films and television programs when the payments are made under the production loans and the receipt of the tax credit when the film is being produced in its Adjusted Free Cash Flow.

The adjustment for the payments on impaired content represents cash payments made on impaired content in territories exited or to be exited under the LIONSGATE+ international restructuring. The adjustment is made because these cash payments relate to content in territories the Company has exited or is exiting, and therefore the cash payments are not reflective of the ongoing operations of the Company.

Overall: These measures are non-GAAP financial measures as defined in Regulation G promulgated by the SEC and are in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.

We use these non-GAAP measures, among other measures, to evaluate the operating performance of our business. We believe these measures provide useful information to investors regarding our results of operations and cash flows before non-operating items. Adjusted OIBDA is considered an important measure of the Company’s performance because this measure eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses.

These non-GAAP measures are commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. However, not all companies calculate these measures in the same manner and the measures as presented may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.

A general limitation of these non-GAAP financial measures is that they are not prepared in accordance with U.S. generally accepted accounting principles. These measures should be reviewed in conjunction with the relevant GAAP financial measures and are not presented as alternative measures of operating income, as determined in accordance with GAAP. Reconciliations of the adjusted metrics utilized to their corresponding GAAP metrics are provided below.

LIONS GATE ENTERTAINMENT CORP.

RECONCILIATION OF OPERATING INCOME (LOSS)

TO ADJUSTED OIBDA AND TOTAL SEGMENT PROFIT

The following table reconciles the GAAP measure, operating income (loss) to the non-GAAP measures, Adjusted OIBDA and Total Segment Profit:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Plan	2024 Actual
	(Unaudited, amounts in millions)
Operating income (loss)	$170.6	$9.0	$(1,857.7)	$114.9	$(938.8)
Gain on sale of Pantaya(1)	(44.1)	—	—	—	—
Goodwill and intangible asset impairment(2)	—	—	1,475.0	—	663.9
Adjusted depreciation and amortization(3)	44.3	43.0	40.2	41.0	50.1
Restructuring and other(4)	24.7	16.8	411.9	9.6	508.5
COVID-19 related charges (benefit)(5)	67.5	(3.4)	(11.6)	—	(1.0)
Programming and content charges(6)	—	36.9	7.0	—	—
Charges related to Russia’s invasion of Ukraine(7)	—	5.9	—	—	—
Adjusted share-based compensation expense(8)	85.5	100.0	97.8	99.8	81.2
Purchase accounting and related adjustments(9)	192.4	194.0	195.5	171.7	153.7

Adjusted OIBDA	$540.9	$402.2	$358.1	$437.0	$517.6
Corporate general and administrative expenses	113.7	97.1	122.9	124.7	136.1

Total Segment Profit	$654.6	$499.3	$481.0	$561.7	$653.7

(1)	Represents the gain before income taxes on the sale of the Company’s majority interest in Pantaya on March 31, 2021.

(2)

In fiscal 2024, amounts reflect the goodwill impairment charge of $493.9 million and $170.0 million for impairment of indefinite-lived trade names, both related to the Media Networks reporting unit, recorded in the second quarter ended September 30, 2023. In fiscal 2023, amounts reflect the goodwill impairment charge of $1.475 billion related to the Media Networks reporting unit, recorded in the second quarter ended September 30, 2022.

(3)

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

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Plan	2024 Actual
	(Unaudited, amounts in millions)
Depreciation and amortization	$188.5	$177.9	$180.3	$175.7	$192.2
Less: Amount included in purchase accounting and related adjustments	(144.2)	(134.9)	(140.1)	(134.7)	(142.1)

Adjusted depreciation and amortization	$44.3	$43.0	$40.2	$41.0	$50.1

(4)	Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable, as shown in the table below:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Plan	2024 Actual
	(Unaudited, amounts in millions)
Restructuring and other:
Content and other impairments(a)	$—	$—	$385.2	$—	$377.3
Severance(b)
Cash	14.8	4.6	18.0	—	37.2
Accelerated vesting on equity awards	3.5	—	4.2	—	9.4

Total severance costs	18.3	4.6	22.2	—	46.6
COVID-19 related charges included in restructuring and other(c)	3.0	1.1	0.1	—	—
Transaction and other costs (benefits)(d)	3.4	11.1	4.4	9.6	84.6

	$24.7	$16.8	$411.9	$9.6	$508.5

(a)

Media Networks Restructuring: In fiscal 2023, the Company began a plan to restructure its LIONSGATE+ business, which initially included exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan), and identifying additional cost-saving initiatives. This plan included a strategic review of content performance across Starz’s domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value.

During the fiscal year ended March 31, 2024, the Company continued executing its restructuring plan, including its evaluation of the programming on Starz’s domestic and international platforms. In connection with this review, the Company cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Media Networks segment. In addition, as a result of the continuing review of its international territories, the Company has made the strategic decision to shut down the LIONSGATE+ service in Latin America and the United Kingdom (“U.K.”) with the only remaining international operations being in Canada and India, resulting in additional content impairment charges.

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

(b)

Severance costs were primarily related to restructuring activities and other cost-saving initiatives. In fiscal 2024, amounts were due to restructuring activities including integration of the acquisition of eOne, LIONSGATE+ international restructuring and our Motion Picture and Television Production segment.

(c)

Amounts represents certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.

(d)

Amounts reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In fiscal 2024, these amounts include $49.2 million associated with the acquisition of additional interest in 3 Arts Entertainment. Due to the new arrangement representing a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, the Company recognized incremental compensation expense of $49.2 million, representing the excess of the fair value of the modified award over amounts previously expensed. In addition, transaction and other costs in fiscal 2024 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. The Company expects to recover a portion of this amount under its insurance coverage and from the noncontrolling interest holders of this entity. Transaction and other costs in fiscal 2024 also include a benefit of $5.4 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the LIONSGATE+ international restructuring. The remaining amounts in fiscal 2024 primarily represent acquisition and integration costs related to the acquisition of eOne, and costs associated with the separation of the Starz Business from the Studio Business. In fiscal 2023, transaction and other costs include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.

(5)

Amounts represent the incremental costs, if any, included in direct operating expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. During fiscal 2024, 2023 and 2022, the Company has incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period. These charges (benefits) are excluded from segment operating results.

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Plan	2024 Actual
	(Unaudited, amounts in millions)
COVID-19 related charges (benefit) included in:
Direct operating expense(a)	$50.6	$(3.6)	$(11.6)	$—	$(1.0)
Distribution and marketing expense(b)	16.9	0.2	—	—	—

	$67.5	$(3.4)	$(11.6)	$—	$(1.0)

(a)

Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, net of insurance recoveries. In fiscal 2021, these charges also included film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic.

(b)

Amounts reflected in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit.

(6)

Amounts represent certain unusual programming and content charges. In the fiscal year ended March 31, 2023, the amounts represent development costs written off as a result of changes in strategy across the Company’s theatrical slate in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment. In the fiscal year ended March 31, 2022, the amounts represent impairment charges recorded as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment. These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the consolidated statement of operations.

(7)

Amounts represent charges related to Russia’s invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statement of operations, and excluded from segment operating results.

(8)	The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Plan	2024 Actual
	(Unaudited, amounts in millions)
Total share-based compensation expense	$89.0	$100.0	$102.0	$99.8	$90.6
Less: Amount included in restructuring and other(a)	(3.5)	—	(4.2)	—	(9.4)

Adjusted share-based compensation	$85.5	$100.0	$97.8	$99.8	$81.2

(a)

Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(9)

Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Plan	2024 Actual
	(Unaudited, amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$1.0	$0.4	$0.7	$—	$—
General and administrative expense(a)	47.2	58.7	54.7	37.0	11.6
Depreciation and amortization	144.2	134.9	140.1	134.7	142.1

	$192.4	$194.0	$195.5	$171.7	$153.7

(a)

These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The earned distributions related to 3 Arts Entertainment represent the 3 Arts Entertainment noncontrolling equity interest in the earnings of 3 Arts Entertainment and are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment.

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Plan	2024 Actual
	(Unaudited, amounts in millions)
Amortization of recoupable portion of the purchase price	$7.7	$7.7	$7.7	$1.3	$1.3
Noncontrolling interest discount amortization	22.7	22.7	13.2	—	—
Noncontrolling equity interest in distributable earnings	16.8	28.3	33.8	35.7	10.3

	$47.2	$58.7	$54.7	$37.0	$11.6

LIONS GATE ENTERTAINMENT CORP.

RECONCILIATION OF NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

TO ADJUSTED FREE CASH FLOW

The following table reconciles the GAAP measure, Net Cash Flows Provided by Operating Activities to the non-GAAP measure Adjusted Free Cash Flow:

Year Ended March 31,
2024 Actual
(Unaudited, amounts in millions)
Net Cash Flows Provided By Operating Activities	$396.8
Capital expenditures	(34.7)
Net borrowings under and (repayment) of production and related loans(1):
Production loans and programming notes	(242.0)
Production tax credit facility	27.7
Payments on impaired content in territories to be exited(2)	81.7

Adjusted Free Cash Flow	$229.5

(1)	See “Reconciliation of Non-GAAP Adjustments for Net Borrowings Under and (Repayment) of Production and Related Loans” for reconciliation to the most directly comparable GAAP financial measure.
(2)	Represents cash payments made on impaired content in territories exited or to be exited under the LIONSGATE+ international restructuring.

LIONS GATE ENTERTAINMENT CORP.

RECONCILIATION OF NON-GAAP ADJUSTMENTS FOR NET BORROWINGS UNDER

AND (REPAYMENT) OF PRODUCTION AND RELATED LOANS

The following table reconciles the non-GAAP adjustments for net borrowings under and (repayment) of production and related loans to the changes in the related balance sheet amounts and the consolidated statement of cash flows:

	Year Ended March 31, 2024
	Non-GAAP Adjustments to Adjusted Free Cash Flow
	Production Loans and Programming Notes	Production Tax Credit Facility	Other Film Related Obligations	Total per GAAP Balance Sheet and Statement of Cash Flows Amounts
	(Unaudited, amounts in millions)
Film related obligations at beginning of period (current and non-current)				$2,023.6
Cash flows provided by (used in) financing activities:
Borrowings	$1,666.4	$76.4	$267.8	2,010.6
Repayments	(1,923.2)	(48.7)	(243.5)	(2,215.4)
Adjustment related to net payments on loans outstanding prior to acquisition of eOne	14.8	—	—

	$(242.0)	$27.7	$24.3
Cash flows provided by operating activities:
Included in cash flows provided by operating activities				13.4
Film related obligations assumed from the acquisition of eOne				105.8

Film related obligations at end of period (current and non-current)				$1,938.0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Owned by Certain Beneficial Owners

The following table presents certain information about beneficial ownership of Class A voting shares and Class B non-voting shares as of July 25, 2024 (unless otherwise indicated) by each person (or group of affiliated persons) who is known by Lionsgate to own beneficially more than 5% of the outstanding shares of any class of common stock. All of such information is based on publicly available filings. The security ownership information is given as of July 25, 2024 and, in the case of percentage ownership information, is based upon 83,567,087 Class A voting shares and 155,091,010 Class B non-voting shares, in each case, outstanding on that date. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within 60 days.

	Class A Voting Shares		Class B Non-Voting Shares
Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(2)
Mark H. Rachesky, M.D.(3)	20,209,870	24.2%	15,191,339	9.8%
Liberty 77 Capital L.P.(4)	10,520,467	12.6%	0	0%
Shapiro Capital Management LLC(5)	1,057,889	1.3%	17,227,610	11.1%
Capital Research Global Investors(6)	0	0%	20,985,781	13.5%
Vanguard Group, Inc.(7)	6,991,916	8.4%	12,508,897	8.1%
BlackRock, Inc.(8)	6,749,367	8.1%	9,541,660	6.2%
Invesco, Ltd.(9)	4,495,639	5.4%	228,500	*

*	Less than 1%
(1)

The addresses for the listed beneficial owners are as follows: Mark H. Rachesky, M.D., c/o MHR Fund Management LLC, 1345 Avenue of the Americas, 42nd Floor, New York, NY 10105; Liberty 77 Capital L.P., 2099 Pennsylvania Ave NW, Washington, DC 20006; Shapiro Capital Management LLC, 3060 Peachtree Road NW, Suite 1555, Atlanta, GA 30305; Capital Research Global Investors, 333 South Hope Street, 55th Floor, Los Angeles, CA 90071; Vanguard Group, Inc., PO Box 2600 V26, Valley Forge, PA 19482-2600; BlackRock, Inc., 50 Hudson Yards, New York, NY 10001; and Invesco, Ltd., 1331 Spring Street NW, Suite 2500, Atlanta, GA 30309.

(2)

The percentage of total common shares beneficially owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 25, 2024 (unless otherwise indicated), as determined in accordance with Rule 13d-3 under the Exchange Act by (2) the sum of (A) 83,567,087 or 155,091,010, which are the number of Class A voting shares and Class B non-voting shares outstanding as of July 25, 2024, respectively; plus (B) the number of common shares issuable upon the exercise of stock options and other

(or group of affiliated persons) (i.e., September 23, 2024).

(3)	The information is based solely on a Form 4 filed with the SEC on November 28, 2023.
(4)	The information is based solely on a Schedule 13D/A filed with the SEC on July 12, 2024.
(5)	The information is based solely on a Schedule 13F-HR filed with the SEC on May 15, 2024.
(6)	The information is based solely on a Schedule 13F-HR filed with the SEC on May 14, 2024.
(7)	The information is based solely on a Schedule 13F-HR filed with the SEC on May 10, 2024.
(8)	The information is based solely on a Schedule 13F-HR filed with the SEC on May 10, 2024.
(9)	The information is based solely on a Schedule 13F-HR filed with the SEC on May 14, 2024.

Stock Ownership of Management

The table below presents certain information about beneficial ownership of Class A voting shares and Class B non-voting shares stock as of July 25, 2024 (unless otherwise indicated) by (i) each current director, nominee for director and current Named Executive Officer of Lionsgate and (ii) all current directors and executive officers of Lionsgate as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within 60 days.

	Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares(1)	% of Class(2)	Number of Shares(1)	% of Class(2)
James W. Barge(3)	91,282	*	3,146,041	2.0%
Michael Burns(4)	1,888,698	2.2%	3,635,881	2.3%
Mignon Clyburn	13,759	*	14,838	*
Gordon Crawford	276,442	*	1,845,985	1.2%
Jon Feltheimer(5)	1,559,431	1.8%	5,001,826	3.2%
Emily Fine	32,462	*	34,625	*
Michael T. Fries	0	*	0	*
Brian Goldsmith(6)	215,669	*	1,785,142	1.1%
John D. Harkey, Jr.	104,007	*	4,273	*
Susan McCaw	21,009	*	17,140	*
Yvette Ostolaza	30,355	*	23,192	*
Mark H. Rachesky, M.D.(7)	20,209,870	24.2%	15,191,339	9.8%
Daryl Simm	59,067	*	60,662	*
Hardwick Simmons	67,861	*	69,509	*
Harry E. Sloan	60,835	*	261,512	*
Bruce Tobey	0	*	30,070	*
All former and current executive officers and directors and director nominees, as a group (16 persons)	24,630,747	28.7%	31,122,035	19.0%

*	Less than 1%
(1)

Pursuant to Rule 13d-3(d)(1) of the Exchange Act, amount includes vested restricted share units, and restricted share units vesting and stock options and share appreciation rights exercisable, within 60 days of July 25, 2024 (i.e., September 23, 2024).

(2)

The percentage of total common shares beneficially owned by each person (or group of affiliated persons) is calculated by dividing: (1) the number of common shares deemed to be beneficially held by such person (or group of affiliated persons) as of July 25, 2024 (unless otherwise indicated), as determined in accordance with Rule 13d-3 under the Exchange Act by (2) the sum of (A) 83,567,087 or 155,091,010, which are the number of Class A voting shares and Class B non-voting shares outstanding as of July 25, 2024, respectively; plus (B) the number of common shares issuable upon the exercise of stock options and other derivative securities, if any, exercisable as of July 25, 2024 or within 60 days thereafter, held by such person (or group of affiliated persons) (i.e., September 23, 2024).

(3)	Includes 2,216,052 Class B non-voting shares subject to stock options/ SARs that are currently exercisable.
(4)	Includes 850,952 Class A voting shares and 2,219,140 Class B non-voting shares subject to stock options/ SARs that are currently exercisable.
(5)	Includes 1,130,074 Class A voting shares and 3,380,074 Class B non-voting shares subject to stock options/ SARs that are currently exercisable.
(6)	Includes 132,657 Class A voting shares and 947,559 Class B non-voting shares subject to stock options/ SARs that are currently exercisable.
(7)	The information is based solely on a Form 4 filed with the SEC on November 28, 2023.

Equity Compensation Plan Information

Lionsgate currently maintains four equity compensation plans: the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Plan”), the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”), the Lions Gate Entertainment Corp. 2017 Performance Incentive Plan (the “2017 Plan”), the Lions Gate Entertainment Corp. 2012 Performance Incentive Plan (the “2012 Plan”) and the Starz 2016 Omnibus Incentive Plan, each of which have each been approved by Lionsgate’s shareholders. The Starz 2016 Omnibus Incentive Plan (the “Assumed Plan”) was assumed by Lionsgate in connection with Lionsgate’s acquisition of Starz in December 2016. No new awards may be granted under the 2019 Plan, the 2017 Plan, the 2012 Plan or the Assumed Plan.

The following table sets forth, for each of Lionsgate’s equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding stock options and SARs, and the number of shares remaining available for future award grants as of March 31, 2024.

Plan category	Number of shares of existing common stock to be issued upon exercise of outstanding stock options, warrants and rights		Weighted-average exercise price of outstanding stock options, warrants and rights	Number of shares of existing common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	37,511,189	(1)	$14.84	17,534,818	(2)
Equity compensation plans not approved by shareholders	—		$—	—
Total	37,511,189	(1)	$14.84	17,534,818

(1)

Of these shares, 8,192,710 shares were subject to stock options and SARs then outstanding under the 2019 Plan, 6,273,881 shares were subject to stock options and SARs then outstanding under the 2017 Plan, 5,759,147 shares were subject to stock options and SARs then outstanding under the 2012 Plan. In addition, this number includes 17,274,120 shares that were subject to outstanding stock unit awards granted under the 2019 Plan, 1,599 shares that were subject to outstanding stock unit awards granted under the 2017 Plan, and 9,732 shares that were subject to outstanding stock unit awards granted under the 2012 Plan. These amounts include, for the 2019 Plan, 4,068,883 shares subject to outstanding restricted share unit awards that have been approved by Lionsgate, but for which the performance goals had not yet been established as of March 31, 2024. Such awards are considered by Lionsgate to be outstanding but will not be treated as “granted” for accounting purposes until the relevant performance goals have been set; accordingly, they were not included in the awards reported as outstanding in the notes to the financial statements in Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2024, as the relevant performance goals had not been set at that time.

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

(2)

All of these shares were available for award grant purposes under the 2023 Plan. The shares available under the 2023 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2023 Plan including stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares.

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

The full text of the Related Person Transaction Policy is available on Lionsgate’s website at https://investors.lionsgate.com/governance/governance-documents or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary.

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

Business Combination

On December 22, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”), with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“Screaming Eagle”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of Screaming Eagle (“New SEAC”), SEAC MergerCo, a Cayman Islands exempted company and a wholly-owned subsidiary of Screaming Eagle, 1455941 B.C. Unlimited Liability Company, a British Columbia unlimited liability company and a wholly owned subsidiary of Screaming Eagle, LG Sirius Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Lionsgate and LG Orion Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Lionsgate (“StudioCo”). Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with Screaming Eagle through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). The “Studio Business” consists of the businesses of Lionsgate’s Motion Picture and Television Production segments, together with substantially all of Lionsgate’s corporate general and administrative functions and costs. On May 13, 2024, the Company closed the Business Combination Agreement. Mr. Sloan was the Chairman of Screaming Eagle, and owned, directly or indirectly, a material interest in Eagle Equity Partners V, LLC, a Delaware limited liability company, the

Screaming Eagle sponsor. Mr. Sloan recused himself from the decisions to approve the Business Combination made by both the board of directors of Screaming Eagle and Lionsgate. See Note 21 in the Original Filing for further information.

Letter Agreement

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

Investor Rights Agreement

See “Directors, Executive Officer and Corporate Governance — Investor Rights Agreement” above.

Voting and Standstill Agreement

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

In connection with the Business Combination, Lionsgate Studios Corp., a British Columbia company (“Lionsgate Studios”), Liberty, Liberty Global, Discovery, Discovery Lightning, MHR Fund Management, and

funds affiliated with MHR Fund Management entered into an amendment to the Voting and Standstill Agreement (the “Amendment to the Voting and Standstill Agreement”) to add Lionsgate Studios as a party thereto such that foregoing provisions of the Voting and Standstill Agreement apply to Lionsgate Studios as if it were Lionsgate. Additionally, under the Amendment to the Voting and Standstill Agreement, Lionsgate agreed to vote its common shares in favor of designees of Liberty Global, Discovery and MHR Fund Management to Lionsgate Studios Board of Directors.

Other Commercial Arrangements

Following the consummation of the Business Combination, Lionsgate (or certain of its subsidiaries) and Lionsgate Studios (or certain of its subsidiaries) continue to be parties to certain commercial agreements, which may include: (i) a master originals content licensing agreement that will license SVOD and pay television rights to Starz for certain Lionsgate Studios owned first-run original series for Starz’s global footprint, and will include terms that are customary in the industry for arrangements of this nature (including license fees equal to a percentage of the approved budget and industry-standard holdbacks); (ii) a multiyear pay 1 television output arrangement, granting Starz an exclusive U.S. pay television/SVOD license for Lionsgate- or Summit-branded films theatrically released in the U.S., with industry-standard holdbacks and pricing based on each film’s domestic box office performance; (iii) a production services agreement for Lionsgate Studios’ production services for the physical production (including clearance and insurance) of certain scripted series developed and owned by Starz, under which Starz shall pay all approved production costs and pay Lionsgate Studios a negotiated industry-standard producer fee; and (iv) a distribution agreement authorizing Lionsgate Studios to globally sublicense on an exclusive basis off-platform linear, on-demand, and transactional rights to certain original series owned by Starz (subject to industry-standard holdbacks to preserve periods of exclusivity for Starz’s platforms) for an industry-standard percentage of sales net distribution costs.

Registration Rights Agreements

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

Transactions with Equity Method Investees

Equity Method Investees. In the ordinary course of business, we are involved in related party transactions with equity method investees. These related party transactions primarily relate to the licensing and distribution of the Company’s films and television programs and the lease of a studio facility owned by a former equity-method investee, for which the impact on the Company’s consolidated balance sheets and consolidated statements of operations is as follows (see Note 1 and Note 5 to the Original Filing):

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

(1)

As of March 31, 2023, the Company had certain operating leases related to a studio facility owned by an equity-method investee which was sold during the year ended March 31, 2024. Amounts related to these leases as of March 31, 2023 are included in the table above in investment in films and television programs, other assets - noncurrent, other accrued liabilities and other liabilities.

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

Pursuant to Lionsgate’s Corporate Governance Guidelines, the Board undertook its annual review of director independence in May 2024. During the annual review, the Board considered transactions and relationships between each director or any member of his/her immediate family and Lionsgate and its subsidiaries and affiliates, including those reported under the heading “Certain Relationships and Related Party Transactions” above. The Board also examined transactions and relationships with Lionsgate between directors or their affiliates and members of Lionsgate’s senior management or their affiliates. As provided in Lionsgate’s Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is “independent.” The Nominating and Corporate Governance Committee, with assistance from counsel, regularly reviews Lionsgate’s Corporate Governance Guidelines to ensure their compliance with Canadian law, SEC and New York Stock Exchange regulations. The full text of Lionsgate’s Corporate Governance Guidelines is available on its website at http://investors.lionsgate.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Lionsgate’s Corporate Secretary, at either of its principal executive offices.

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

Accountants’ Fees

During fiscal 2023 and fiscal 2024, Lionsgate retained its independent registered public accounting firm, Ernst & Young LLP, to provide services in the categories listed below. The following are the aggregate fees billed for each of the last two fiscal years for such services:

	Year Ended March 31,
	2024	2023
Audit Fees	$9,956,687	$8,470,290
Audit-Related Fees	$569,000	$192,500
Tax Compliance Fees	$2,080,767	$1,729,835
Tax Planning and Advisory Fees	$1,491,301	$2,227,582

Audit Fees includes fees associated with the annual audit of Lionsgate’s financial statements, the audit of the effectiveness of internal control over financial reporting, reviews of Lionsgate’s Quarterly Reports on Form 10-Q, statutory audits, and services that only the independent auditors can reasonably provide, such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents and comfort letters). For the years ended March 31, 2024 and 2023, Audit Fees also includes fees associated with carve-out audits of the Studio Business and the Starz Business in connection with Lionsgate’s proposed separation of such businesses. Audit-Related Fees includes fees associated with accounting consultations, due diligence services related to acquisitions, and attestation services not required by statute or regulation. Tax Fees consist of $2,080,767 and $1,729,835 for professional services related to tax compliance, including foreign tax return preparation and transfer pricing studies and consultations, for the years ended March 31, 2024 and 2023, respectively, as well as $1,491,301 and $2,227,582 for professional services related to tax planning and tax advisory services for the years ended March 31, 2024 and 2023, respectively.

Pursuant to the Audit & Risk Committee’s policy to pre-approve all permitted audit and non-audit services, the Audit & Risk Committee pre-approved all professional services provided by Ernst & Young LLP during fiscal 2024 and fiscal 2023 and determined that the provision of non-audit services in fiscal 2024 and fiscal 2023 was compatible with maintaining Ernst & Young LLP’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2024.

LIONS GATE ENTERTAINMENT CORP.

By:	/s/ James W. Barge
James W. Barge
Chief Financial Officer

Date: July 29, 2024