Form 10-Q
period 2024-06-30
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2024-08-08
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 5, 2024
Class A Voting Common Shares, no par value per share	83,567,087 shares
Class B Non-Voting Common Shares, no par value per share	156,372,198 shares

FORWARD-LOOKING STATEMENTS
This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seek,” “should,” “targets,” “will,” “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate, including statements regarding our restructuring plan and expected charges and timing.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. “Risk Factors” found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2024, (the "Form 10-K"), which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in our Form 10-K, and this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: statements about our ability to effectuate the proposed separation of Lionsgate Studios Corp. (“Lionsgate Studios”) and our STARZ Business (the “Proposed Separation”); the anticipated benefits of the Proposed Separation; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and future bank failures and general economic uncertainty; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Form 10-K, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$192.5	$314.0
Accounts receivable, net	654.5	753.0
Other current assets	396.9	396.5
Total current assets	1,243.9	1,463.5
Investment in films and television programs and program rights, net	3,215.6	2,762.2
Property and equipment, net	85.3	88.5
Investments	77.7	74.8
Intangible assets, net	954.0	991.8
Goodwill	812.1	811.2
Other assets	833.6	900.7
Total assets	$7,222.2	$7,092.7
LIABILITIES
Accounts payable	$320.2	$327.6
Content related payables	186.7	190.0
Other accrued liabilities	328.6	355.1
Participations and residuals	608.9	678.4
Film related obligations	1,666.0	1,393.1
Debt - short term portion	649.6	860.3
Deferred revenue	374.2	187.6
Total current liabilities	4,134.2	3,992.1
Debt	1,544.9	1,619.7
Participations and residuals	442.4	435.1
Film related obligations	356.4	544.9
Other liabilities	529.0	556.4
Deferred revenue	116.8	118.4
Deferred tax liabilities	24.5	13.3
Total liabilities	7,148.2	7,279.9
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	123.0	123.3

EQUITY (DEFICIT)
Class A voting common shares, no par value, 500.0 shares authorized, 83.6 shares issued (March 31, 2024 - 83.6 shares issued)	673.8	673.6
Class B non-voting common shares, no par value, 500.0 shares authorized, 152.3 shares issued (March 31, 2024 - 151.7 shares issued)	2,490.4	2,474.4
Accumulated deficit	(3,242.7)	(3,576.7)
Accumulated other comprehensive income	93.1	116.0
Total Lions Gate Entertainment Corp. shareholders' equity (deficit)	14.6	(312.7)
Noncontrolling interests	(63.6)	2.2
Total equity (deficit)	(49.0)	(310.5)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$7,222.2	$7,092.7
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions, except per share amounts)
Revenues	$834.7	$908.6
Expenses
Direct operating	429.2	481.2
Distribution and marketing	198.6	244.2
General and administration	119.5	123.6
Depreciation and amortization	46.1	44.4
Restructuring and other	22.5	32.0
Total expenses	815.9	925.4
Operating income (loss)	18.8	(16.8)
Interest expense	(68.8)	(62.0)
Interest and other income	5.1	1.9
Other expense	(3.1)	(5.7)
Gain (loss) on extinguishment of debt	(5.9)	21.2
Equity interests income (loss)	0.9	(0.3)
Loss before income taxes	(53.0)	(61.7)
Income tax provision	(10.1)	(9.8)
Net loss	(63.1)	(71.5)
Less: Net loss attributable to noncontrolling interests	3.7	0.8
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(59.4)	$(70.7)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(0.25)	$(0.31)
Diluted net loss per common share	$(0.25)	$(0.31)

Weighted average number of common shares outstanding:
Basic	235.6	230.2
Diluted	235.6	230.2
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Net loss	$(63.1)	$(71.5)
Foreign currency translation adjustments, net of tax	(2.9)	0.8
Net unrealized gain (loss) on cash flow hedges, net of tax	(4.6)	16.9
Comprehensive loss	(70.6)	(53.8)
Less: Comprehensive loss attributable to noncontrolling interests	3.7	0.8
Comprehensive loss attributable to Lions Gate Entertainment Corp. shareholders	$(66.9)	$(53.0)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Three Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Lions Gate Entertainment Corp. Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2024	83.6	$673.6	151.7	$2,474.4	$(3,576.7)	$116.0	$(312.7)	$2.2	$(310.5)
Share-based compensation, net of share cancellations for taxes	—	0.2	0.6	16.0	—	—	16.2	—	16.2
Sale of noncontrolling interest in Lionsgate Studios Corp. (see Note 2)	—	—	—	—	393.7	(15.4)	378.3	(95.6)	282.7
Noncontrolling interests (see Note 9)	—	—	—	—	—	—	—	33.0	33.0
Net loss	—	—	—	—	(59.4)	—	(59.4)	(3.2)	(62.6)
Other comprehensive loss	—	—	—	—	—	(7.5)	(7.5)	—	(7.5)
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Balance at June 30, 2024	83.6	$673.8	152.3	$2,490.4	$(3,242.7)	$93.1	$14.6	$(63.6)	$(49.0)

Balance at March 31, 2023	83.5	$672.3	145.9	$2,430.9	$(2,439.6)	$120.9	$784.5	$1.5	$786.0
Share-based compensation, net of share cancellations for taxes	—	0.3	2.1	—	—	—	0.3	—	0.3
Issuance of common shares	—	0.3	—	0.3	—	—	0.6	—	0.6
Net loss	—	—	—	—	(70.7)	—	(70.7)	0.3	(70.4)
Other comprehensive income	—	—	—	—	—	17.7	17.7	—	17.7
Redeemable noncontrolling interests adjustments to redemption value	—	—	—	—	(6.0)	—	(6.0)	—	(6.0)
Balance at June 30, 2023	83.5	$672.9	148.0	$2,431.2	$(2,516.3)	$138.6	$726.4	$1.8	$728.2
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Operating Activities:
Net loss	$(63.1)	$(71.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46.1	44.4
Amortization of films and television programs and program rights	287.7	359.9
Amortization of debt financing costs and other non-cash interest	8.7	6.8
Non-cash share-based compensation	18.1	16.5
Other amortization	10.8	11.8
Content and other impairments	19.9	28.0
(Gain) loss on extinguishment of debt	5.9	(21.2)
Equity interests (income) loss	(0.9)	0.3
Deferred income taxes	11.2	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	155.8	76.7
Investment in films and television programs and program rights, net	(694.3)	(445.4)
Other assets	(10.8)	(1.5)
Accounts payable and accrued liabilities	(56.5)	(20.3)
Participations and residuals	(65.4)	(7.4)
Content related payables	(12.8)	12.2
Deferred revenue	180.7	39.7
Net Cash Flows Provided By (Used In) Operating Activities	(158.9)	29.2
Investing Activities:
Investment in equity method investees and other	(2.0)	—
Acquisition of assets (film library and related assets)	(35.0)	—
Increase in loans receivable	—	(0.9)
Capital expenditures	(9.0)	(8.9)
Net Cash Flows Used In Investing Activities	(46.0)	(9.8)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	771.8	490.0
Debt - repurchases and repayments	(1,065.4)	(560.1)
Film related obligations - borrowings	636.9	569.9
Film related obligations - repayments	(557.8)	(423.7)
Sale of noncontrolling interest in Lionsgate Studios Corp. (see Note 2)	294.0	—
Purchase of noncontrolling interest	—	(0.6)
Distributions to noncontrolling interest	(0.6)	—
Exercise of stock options	—	0.1
Tax withholding required on equity awards	(3.0)	(15.1)
Net Cash Flows Provided By Financing Activities	75.9	60.5
Net Change In Cash, Cash Equivalents and Restricted Cash	(129.0)	79.9
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(0.5)	1.2
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	371.4	313.0
Cash, Cash Equivalents and Restricted Cash - End Of Period	$241.9	$394.1

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The balance sheet at March 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates of future viewership used for the amortization of licensed program rights; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies and assets acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs and licensed program rights, property and equipment, equity investments, goodwill and intangible assets. Actual results could differ from such estimates.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes: In December 2023, the FASB issued guidance which expands income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this guidance requires all entities disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2026 with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

2. Acquisitions

Acquired Library

On June 5, 2024, the Company invested approximately $35.0 million for a 51% members' interest in a newly formed limited liability company, CP LG Library Holdings, LLC (“CP LG”), with the Company designated as the managing member of CP LG. CP LG used the funds received from the Company, along with funds invested by the 49% member, to acquire a library of 46 films for approximately $68.6 million. Also on June 5, 2024, the Company entered into a distribution agreement with CP LG to distribute the titles in the acquired library. The purchase included the film library (of which $48.3 million of the purchase price was allocated to investment in film and television programs for the film library), accounts receivable and certain liabilities associated with the film library, most notably participations and residuals liabilities.

The Company determined that CP LG is a variable interest entity (“VIE”) for which it is the primary beneficiary and is consolidated under the applicable accounting guidance as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of CP LG. The Company concluded that the acquired library and related assets and liabilities was not a business and therefore, accounted for the acquisition as an initial consolidation of a VIE that is not a business under the applicable accounting guidance. There was no gain or loss recognized upon initial consolidation of the VIE as the sum of the fair value of the consideration paid and noncontrolling interest equaled the fair value of the net assets on the acquisition date. See Note 9 for the noncontrolling interest recorded related to CP LG.

As of June 30, 2024, the unaudited condensed consolidated balance sheet included assets and liabilities of CP LG totaling $79.8 million (which is primarily comprised of investment in film and television programs) and $11.2 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

Business Combination Agreement

On May 13, 2024, the Company consummated the business combination agreement (the “Business Combination Agreement”) with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of the Company (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of the Company (“StudioCo”) and other affiliates of SEAC (the "Closing"). Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” (referred to as “Lionsgate Studios”) and continues the existing business operations of StudioCo, which consists of the Studio Business of Lionsgate. The "Studio Business" consists of the businesses of Lionsgate's Motion Picture and Television Production segments, together with substantially all of Lionsgate's corporate general and administrative functions and costs. Lionsgate Studios became a separate publicly traded company and its common shares commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with and prior to the Business Combination, the Company and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Separation”).

Following the transaction, approximately 87.8% of the total shares of Lionsgate Studios continue to be held by the Company, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.2% of Lionsgate Studios. In addition to establishing Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to the Company, including $254.3 million in private investments in public equities ("PIPE") financing, which amount excludes an aggregate of approximately $20.0 million that remains due from a PIPE Investor that subscribed for common shares and which shares, as of June 30, 2024, are pending issuance subject to receipt of such amount. The net proceeds were used to partially pay down amounts outstanding under the Term Loan A and Term Loan B pursuant to the Credit Agreement (see Note 6).

The Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SEAC was treated as the acquired company and the Studio Business was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Lionsgate Studios will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization of the Studio Business equity. The historical net assets of SEAC were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Studio Business. The Studio Business continues to be a consolidated subsidiary of the Company.
In connection with the Business Combination, as described above, approximately 12.2% of the Lionsgate Studios common shares were issued to the SEAC public shareholders and founders and other common equity financing investors in exchange for net proceeds of $282.7 million. The following table reconciles the gross proceeds to the net proceeds reflected in the consolidated statement of cash flows and the consolidated statement of equity (deficit):

(Amounts in millions)
Total gross cash proceeds	$330.0
Less: SEAC warrant exchange payment (1)	(12.5)
Less: Transaction costs	(34.8)
Net proceeds from the sale of noncontrolling interest in Lionsgate Studios Corp. per the condensed consolidated statement of equity (deficit)	282.7
Add: Transaction costs accrued and not paid, net of transaction costs previously paid	11.3
Net cash proceeds from the sale of noncontrolling interest in Lionsgate Studios per the condensed consolidated statement of cash flows	$294.0
______________
(1) Prior to the Closing, each of the then issued and outstanding whole warrants of SEAC, sold as part of SEAC’s initial public offering (the “SEAC Public Warrants”) was automatically exchanged for $0.50 in cash pursuant to the terms of an amendment to the agreement governing the SEAC Public Warrants. As of the Closing, no SEAC Public Warrants were outstanding.
The Company recorded a reduction of noncontrolling interest in shareholders' equity (deficit) of $95.6 million and a reduction of accumulated other comprehensive income of $15.4 million for the issuance of the Lionsgate Studios common shares, which was based upon the 12.2% ownership interest in the carrying value of Lionsgate Studios. The reduction in noncontrolling interest was due to the negative carrying value of Lionsgate Studios as of May 13, 2024, partially offset by an amount allocated to certain options described below. The difference between the net cash proceeds and the amounts recorded as noncontrolling interest and accumulated other comprehensive income was reflected as a reduction of accumulated deficit in the consolidated statement of shareholders' equity (deficit). See Note 9.
In connection with the Business Combination, 2,200,000 options (the "Sponsor Options") to receive Lionsgate Studios common shares, were issued to certain noncontrolling interest holders, with an exercise price of $0.0001 per share. The Sponsor Options will become exercisable (i) on or after the date on which the trading price of Lionsgate Studios common shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) equals or exceeds $16.05 per share or (ii) if a Change of Control (as defined in the sponsor option agreement) occurs, subject to certain conditions. The Company has recorded the Sponsor Options as part of the noncontrolling interest recorded.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eOne Acquisition

On December 27, 2023, the Company, and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $385.1 million, and was subject to further adjustment based on final determination of purchase price adjustments, including for cash, debt, and working capital. Subsequent to June 30, 2024, the final purchase price was determined, resulting in a $12.0 million reduction of the purchase price. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.

The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023.

Allocation of Purchase Consideration. The Company has made a preliminary estimate of the allocation of the preliminary purchase price of eOne to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The Company is still evaluating the fair value of film and television programs and libraries, projects in development, intangible assets, participations and residuals liabilities and income taxes, in addition to ensuring all other assets and liabilities have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at December 27, 2023 becomes available and final appraisals and analysis are completed. The Company will reflect measurement period adjustments, in the period in which the adjustments occur, and the Company will finalize its accounting for the acquisition within one year from December 27, 2023 (see Note 5 for measurement period adjustments recorded through June 30, 2024). A change in the fair value of the net assets may change the amount recognized to goodwill. If the final fair value estimates and tax adjustments related to the net assets acquired decrease from their preliminary estimates, the amount of goodwill will increase and if the final fair value estimates and tax adjustments related to the net assets acquired increase from their preliminary estimates, the amount of goodwill will decrease and may result in a gain on purchase. In addition, the final fair value estimates related to the net assets acquired could impact the amount of amortization expense recorded associated with amounts allocated to film and television programs and other intangible assets. The preliminary goodwill amount is reflected in the table below, and arises from the opportunity for strengthening our global distribution infrastructure and enhanced positioning for motion picture and television projects and selling opportunities. The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow (DCF) analyses, and thus represent Level 3 fair value measurements.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (including measurement period adjustments recorded through June 30, 2024, see Note 5), and a reconciliation to total consideration transferred is presented in the table below:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in millions)
Cash and cash equivalents	$54.1
Accounts receivable	294.6
Investment in films and television programs	371.8
Property and equipment	14.0
Intangible assets	4.0
Other assets(1)	171.8
Accounts payable and accrued liabilities	(66.7)
Content related payable	(38.8)
Participations and residuals(1)	(199.6)
Film related obligations(1)	(105.8)
Other liabilities and deferred revenue(1)	(130.9)
Preliminary fair value of net assets acquired	368.5
Goodwill	16.6
Preliminary purchase price consideration at June 30, 2024(2)	$385.1
______________
(1)Includes current and non-current amounts.
(2)The preliminary purchase price consideration excludes amounts related to the settlement of the final purchase price subsequent to June 30, 2024, as disclosed above.

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

Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrates the results of operations of the Company as if the acquisition of eOne as described above occurred on April 1, 2023. The unaudited pro forma condensed consolidated financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on April 1, 2023, nor is it indicative of future results. The statement of operations information below includes the

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of operations of eOne for the three months ended June 30, 2023 combined with the Company's statement of operations for the three months ended June 30, 2023.

Three Months Ended
June 30,
2023
(Amounts in millions)
Revenues	$1,051.0
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(361.3)

The unaudited pro forma condensed consolidated financial information includes, where applicable, adjustments for (i) reductions in amortization expense from the fair value adjustments to investment in films and television programs, (ii) reduction in amortization expense related to acquired intangible assets, (iii) reduction in depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) increase in interest expense resulting from financing the acquisition with borrowings under the Company's revolving credit facility, (vi) elimination of intercompany activity between eOne and the Company, and (vii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisition of eOne on the Company's historical financial information on a supplemental pro forma basis. The unaudited pro forma condensed consolidated statement of operations information does not include adjustments related to integration activities, operating efficiencies or cost savings. In addition, the unaudited pro forma condensed consolidated financial information for the three months ended June 30, 2023 includes an impairment of goodwill and trade name of $296.2 million which was reflected in the statement of operations of eOne for the three months ended June 30, 2023.

The results of operations of eOne were reflected beginning December 27, 2023, in the Motion Picture and Television Production reportable segments of the Company.

3. Investment in Films and Television Programs and Licensed Program Rights
Total investment in films and television programs and licensed program rights by predominant monetization strategy is as follows:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$863.6	$878.3
Completed and not released	301.9	225.4
In progress	681.2	469.2
In development	65.5	65.7
	1,912.2	1,638.6
Film Group Monetization
Released, net of accumulated amortization	539.5	497.1
Completed and not released	94.7	170.1
In progress	362.0	179.0
In development	4.8	4.3
	1,001.0	850.5
Licensed program rights, net of accumulated amortization	302.4	273.1
Investment in films and television programs and licensed program rights, net	$3,215.6	$2,762.2

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2024, acquired film and television libraries have remaining unamortized costs of $266.4 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted-average remaining period of approximately 13.0 years (March 31, 2024 - unamortized costs of $223.1 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Amortization expense:
Individual monetization	$162.8	$181.1
Film group monetization	76.9	111.2
Licensed program rights	48.0	67.6
	$287.7	$359.9

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value. The following table sets forth impairments by segment and the line item in our unaudited condensed consolidated statement of operations they are recorded in for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$0.3	$0.2
Impairments not included in segment operating results(2):
Included in restructuring and other	1.9	28.0
	$2.2	$28.2
________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts reflected in the table above which presents amortization of investment in film and television programs and licensed program rights by predominant monetization strategy.
(2)Represents charges related to the Media Networks restructuring plan initiatives. See Note 14 for further information.

4. Investments
The Company's investments consisted of the following:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Investments in equity method investees	$71.3	$68.4
Other investments	6.4	6.4
	$77.7	$74.8

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

5. Goodwill

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2024(1)	$398.6	$412.6	$—	$811.2
Measurement period adjustments(2)	(3.9)	4.8	—	0.9
Balance as of June 30, 2024(1)	$394.7	$417.4	$—	$812.1
________________
(1)As of June 30, 2024 and March 31, 2024, accumulated goodwill impairment losses totaled $1.969 billion related to the Media Networks reporting unit.
(2)Measurement period adjustments for the acquisition of eOne reflect an increase to goodwill of $0.9 million resulting from a net decrease in estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of a net decrease to accounts receivable of $4.2 million, net increases to content related payables of $3.4 million, and other liabilities of $0.4 million, partially offset by a net increase to other assets of $3.7 million, and decreases to accrued liabilities of $1.1 million and participations and residuals of $2.3 million.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Debt

Total debt of the Company, excluding film related obligations, was as follows:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$585.0	$575.0
Term Loan A	314.4	399.3
Term Loan B	605.1	819.2
5.5% Senior Notes	715.0	715.0
Total corporate debt	2,219.5	2,508.5
Unamortized debt issuance costs	(25.0)	(28.5)
Total debt, net	2,194.5	2,480.0
Less current portion	(649.6)	(860.3)
Non-current portion of debt	$1,544.9	$1,619.7

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at June 30, 2024 there was $665.0 million available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at June 30, 2024. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total Revolving Credit Facility of $1.25 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: April 6, 2026. The outstanding amounts may become due on December 23, 2024 (i.e., 91 days prior to March 24, 2025) prior to its maturity on April 6, 2026 in the event that the aggregate principal amount of outstanding Term Loan B in excess of $250 million has not been repaid, refinanced or extended to have a maturity date on or after July 6, 2026. The Company expects to repay and/or refinance and extend the maturity date of the Term Loan B prior to December 23, 2024 such that the maturity of the revolving credit facility and Term Loan A are not accelerated.
•Term Loan B: March 24, 2025.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and term loan A facility due April 2026 (the "Term Loan A") bear interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%), with a SOFR floor of zero. The margin is subject to potential increases of up to 50 basis points (two increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 7.18% as of June 30, 2024, before the impact of interest rate swaps, see Note 17 for interest rate swaps).
•Term Loan B: The term loan B facility due March 2025 (the "Term Loan B") bears interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 7.68% as of June 30, 2024, before the impact of interest rate swaps).
Required Principal Payments:
•Term Loan A: Quarterly principal payments, at quarterly rates of 1.75% and increasing to 2.50% beginning September 30, 2024 through March 31, 2026, with the balance payable at maturity.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2024, the Company was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change in control (as defined in the Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of the Company’s common shares.
5.5% Senior Notes

Interest: Bears interest at 5.5% annually (payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021). See Changes Upon Separation of the Starz Business from the Studio Business below for further information.
Maturity Date: April 15, 2029. See Changes Upon Separation of the Starz Business from the Studio Business below for further information.

Optional Redemption:
(i)On or after April 15, 2024, the Company may redeem the 5.5% Senior Notes in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) on or after April 15, 2024 - 102.750%; (ii) on or after April 15, 2025 - 101.375%; and (iii) on or after April 15, 2026 - 100%. See Changes Upon Separation of the Starz Business from the Studio Business below for further information.

Security. The 5.5% Senior Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The 5.5% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2024, the Company was in compliance with all applicable covenants.
Change in Control. The occurrence of a change of control will be a triggering event requiring the Company to offer to purchase from holders all of the 5.5% Senior Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions will be triggering events that may require the Company to use the excess proceeds from such dispositions to make an offer to purchase the 5.5% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes Upon Separation of the Starz Business from the Studio Business. As described below in the 5.5% Senior Notes Exchange disclosure, effective upon completion of the separation of the Starz Business from the Studio Business, the interest rate will increase to 6.0% and the maturity date will extend to April 15, 2030 for a portion of the 5.5% Senior Notes (the Exchange Notes, as defined below) which amounted to $389.9 million at June 30, 2024. The "Starz Business" consists of the business of Lionsgate's Media Networks segment. On or after the Separation Closing Date, as defined in the indenture to Exchange Notes, the Company may redeem the Exchange Notes, in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) on or after the Separation Closing Date until, but excluding, the one-year anniversary thereof - 103.0%; (ii) on or after the one-year anniversary of the Separation Closing Date until, but excluding the two-year anniversary thereof - 102.0%; (iii) on or after the two-year anniversary of the Separation Closing Date until, but excluding the three-year anniversary thereof - 101.0% (iv) on or after the three-year anniversary of the Separation Closing Date and thereafter - 100%. The Exchange Notes will initially be guaranteed by all existing obligors under the Existing Notes (as defined below), and upon completion of the separation of the Studio Business and the Starz Business, the Exchange Notes will be guaranteed exclusively by entities which are part of the Studio Business.
Capacity to Pay Dividends
At June 30, 2024, the capacity to pay dividends under the Senior Credit Facilities and the 5.5% Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $63.1 million and accumulated deficit of $3,242.7 million were deemed free of restrictions from paying dividends at June 30, 2024.
Debt Transactions:

Term Loan A and Term Loan B Prepayment. In the quarter ended June 30, 2024, the Company used the proceeds from the Business Combination to prepay $84.9 million principal amount of the Term Loan A and $214.1 million of the Term Loan B, together with accrued and unpaid interest thereon.

5.5% Senior Notes Exchange. On May 8, 2024, an indirect, wholly-owned subsidiary of the Company issued $389.9 million aggregate principal amount of 5.5% senior notes due 2029 (the "Exchange Notes") in exchange for an equivalent amount of the existing 5.5% Senior Notes due 2029 (the "Existing Notes"). The Exchange Notes initially bear interest at 5.5% annually and mature April 15, 2029, with the interest rate increasing to 6.0% and the maturity date extending to April 15, 2030 effective upon completion of the separation of the Starz Business from the Studio Business, both of which are currently held in subsidiaries consolidated by the Company.

Senior Notes Repurchases. In the three months ended June 30, 2023, the Company repurchased $85.0 million principal amount of the 5.5% Senior Notes for $61.4 million, together with accrued and unpaid interest.

Gain (Loss) on Extinguishment of Debt:
During the three months ended June 30, 2024 and 2023, the Company recorded a gain (loss) on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended June 30,
	2024	2023
	(Amounts in millions)
Gain (Loss) on Extinguishment of Debt:
Senior Notes exchange and repurchases(1)	$(4.9)	$21.2
Term Loan A and B prepayments	(1.0)	—
	$(5.9)	$21.2
________________
(1)The 5.5% Senior Notes Exchange was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the unamortized debt issuance costs are being amortized over the applicable term of the debt and the third-party costs of $4.9 million were expensed as a loss on extinguishment of debt.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Film Related Obligations

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Film related obligations:
Production Loans	$1,306.4	$1,292.2
Production Tax Credit Facility	260.0	260.0
Programming Notes	53.8	—
Backlog Facility and Other	313.0	287.3
IP Credit Facility	100.6	109.9
Total film related obligations	2,033.8	1,949.4
Unamortized issuance costs	(11.4)	(11.4)
Total film related obligations, net	2,022.4	1,938.0

Less current portion	(1,666.0)	(1,393.1)
Total non-current film related obligations	$356.4	$544.9

Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 6.85% (before the impact of interest rate swaps, see Note 17 for interest rate swaps). Production loans amounting to $1,086.9 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $219.5 million are unsecured.
Production Tax Credit Facility. In January 2021, as amended in March 2024, the Company entered into a non-recourse senior secured revolving credit facility (the "Production Tax Credit Facility") based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables.
The maximum principal amount of the Production Tax Credit Facility is $260.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of June 30, 2024, tax credit receivables amounting to $336.8 million represented collateral related to the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 6.93% at June 30, 2024). The Production Tax Credit Facility matures on January 27, 2025. As of June 30, 2024, there were no amounts available under the Production Tax Credit Facility.
Programming Notes. Programming notes represent individual unsecured loans for the licensing of film and television programs that the Company licenses, related to the Company's Media Networks business. The Company's programming notes have contractual repayment dates in August 2024, and incur SOFR-based interest at a weighted average rate of 8.73%.
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
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 7.77% at June 30, 2024). The IP Credit Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on and secured by collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 6.58% at June 30, 2024). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of June 30, 2024, there was $175.0 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2024 - $175.0 million outstanding).
Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of June 30, 2024, there was $138.0 million outstanding (March 31, 2024 - $112.3 million outstanding) under the "other" loans, incurring SOFR-based interest at a weighted average rate of 6.84%, of which $67.9 million has a contractual repayment date in July 2025 and $70.1 million has a contractual repayment date in April 2027. As of June 30, 2024, accounts receivable amounting to $84.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at June 30, 2024 amounting to $81.1 million represented collateral related to the "other" loans.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2024 and March 31, 2024:

	June 30, 2024			March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Interest rate swaps (see Note 17)	$—	$28.1	$28.1	$—	$35.6	$35.6

Liabilities:
Forward exchange contracts (see Note 17)	—	(1.6)	(1.6)	—	(2.8)	(2.8)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at June 30, 2024 and March 31, 2024:

	June 30, 2024		March 31, 2024
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Term Loan A	$312.6	$312.9	$396.6	$397.3
Term Loan B	603.9	604.3	816.9	818.1
5.5% Senior Notes	697.4	547.9	696.6	536.2
Production Loans	1,301.2	1,306.4	1,286.2	1,292.2
Production Tax Credit Facility	259.1	260.0	258.7	260.0
Programming Notes	53.8	53.8	—	—
Backlog Facility and Other	309.7	313.0	285.4	287.3
IP Credit Facility	98.5	100.6	107.6	109.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, other liabilities, and borrowings under the Revolving Credit Facility, if any. The carrying values of these financial instruments approximated the fair values at June 30, 2024 and March 31, 2024.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Beginning balance	$123.3	$343.6
Net loss attributable to redeemable noncontrolling interests	(0.5)	(1.2)
Adjustments to redemption value	0.3	6.0
Cash distributions	(0.1)	(0.6)
Purchase of noncontrolling interest	—	(0.6)
Ending balance	$123.0	$347.2

3 Arts Entertainment. During the fourth quarter of the year ended March 31, 2024 (in January 2024), the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest for $194.1 million. In addition, the Company purchased certain profit interests held by certain managers and entered into certain option rights agreements, which replaced the put and call rights under the previous arrangement by providing noncontrolling interest holders the right to sell to the Company and the Company the right to purchase their remaining (24%) interest beginning in January 2027.
At the completion of the purchase, a portion of the noncontrolling interest continued to be considered compensatory, as it was subject to forfeiture provisions upon termination of employment under certain circumstances, and the remaining portion represented the noncontrolling interest holders' fully vested equity interest. Under the new arrangement, the holders' right to sell their interest to the Company, and the Company's right to purchase the noncontrolling interest, are based on a formula-based amount (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above were based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is now considered a liability award, and as a result, during the fourth quarter of fiscal 2024, approximately $93.2 million was reclassified from mezzanine equity to a liability, and is reflected in "other liabilities - non-current" in the consolidated balance sheet at March 31, 2024 and June 30, 2024.

The redeemable noncontrolling interest balance related to 3 Arts Entertainment reflects the fully vested equity portion of the noncontrolling interest, which remains classified as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets due to the purchase and sale rights beginning in 2027 which were determined to be embedded in the noncontrolling interest, and are outside the control of the Company. The redeemable noncontrolling interest is being adjusted to its redemption value through accumulated deficit through the sale or purchase right date in January 2027. Subsequent to the January 2024 transactions noted above, changes in the carrying value of the redeemable noncontrolling interest are reflected in the calculation of basic and diluted net income or loss per common share attributable to Lions Gate Entertainment Corp. shareholders, if dilutive, or to the extent the adjustments represent recoveries of amounts previously reflected in the computation of basic and diluted net income or loss per common share attributable to Lions Gate Entertainment Corp. shareholders (see Note 11).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The liability component of the noncontrolling interest is reflected at its estimated redemption value, with any changes in estimated redemption value recognized as a charge or benefit in general and administrative expense in the consolidated statements of operations over the vesting period (i.e., the period from January 2, 2024 to the sale or purchase right date in January 2027). Earned distributions continue to be accounted for as compensation since such amounts are allocated to the holders based on performance, and are being expensed within general and administrative expense as incurred.

Pilgrim Media Group. As of June 30, 2024, the Company had a remaining redeemable noncontrolling interest representing 12.5% of Pilgrim Media Group. As of June 30, 2024, the noncontrolling interest holder had a right to put and the Company had a right to call the noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended. The put and call options were determined to be embedded in the noncontrolling interest, and because the put rights were outside the control of the Company, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.

Other. The Company has other immaterial redeemable noncontrolling interests.
Other Noncontrolling Interests

The Company has other noncontrolling interests that are not redeemable, which are classified in shareholder's equity on the Company's consolidated balance sheets. These noncontrolling interests include:

Lionsgate Studios. In connection with the Business Combination discussed in Note 2, on May 13, 2024, the Company recorded a noncontrolling interest representing approximately 12.2% of Lionsgate Studios amounting to a reduction of noncontrolling interest in shareholders' equity (deficit) of $95.6 million, due to the negative carrying value of Lionsgate Studios at May 13, 2024, partially offset by an amount allocated to certain options. See Note 2 for further information.

Other. In connection with the Company's investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 2, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $34.5 million. See Note 2 for further information.

In addition, the Company has other immaterial noncontrolling interests that are not redeemable.

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three months ended June 30, 2024 and 2023. The Motion Picture and Television Production segments include the revenues of eOne from the acquisition date of December 27, 2023 (see Note 2).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$36.0	$65.9
Home Entertainment
Digital Media	140.1	174.1
Packaged Media	9.2	25.9
Total Home Entertainment	149.3	200.0
Television	88.0	48.5
International	68.3	81.0
Other	5.7	11.1
Total Motion Picture revenues	347.3	406.5

Television Production
Television	160.2	150.0
International	35.5	31.9
Home Entertainment
Digital Media	18.9	11.8
Packaged Media	0.9	0.4
Total Home Entertainment	19.8	12.2
Other	25.6	24.4
Total Television Production revenues	241.1	218.5

Media Networks - Programming Revenues
Domestic(1)	345.3	341.6
International	4.8	39.5
	350.1	381.1

Intersegment eliminations	(103.8)	(97.5)
Total revenues	$834.7	$908.6

_________
(1)During the quarter ended June 30, 2024, the Company changed the presentation of Media Networks programming revenues to reflect revenues from Canada in the "Domestic" line item above in order to be consistent with how management is now reviewing the Media Networks segment. Revenues from Canada of $4.2 million for the three months ended June 30, 2023 were reclassified to "Domestic" from "International" in the table above to conform to the current period presentation.
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2024 are as follows:

	Rest of Year Ending March 31, 2025	Year Ending March 31,
		2026	2027	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,041.2	$661.2	$72.3	$57.1	$1,831.8

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $89.3 million including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2024 from performance obligations satisfied prior to March 31, 2024. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 18 for accounts receivable, contract assets and deferred revenue balances at June 30, 2024 and March 31, 2024.

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2024	(Benefit) provision for doubtful accounts	Other(1)	Uncollectible accounts written-off	June 30, 2024
	(Amounts in millions)
Provision for doubtful accounts	$7.2	$(0.5)	2.5	$(0.2)	$9.0
______________________
(1)Represents a measurement period adjustment to the provision for doubtful accounts acquired in the acquisition of eOne (see Note 2).

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. See Note 18 for contract assets at June 30, 2024 and March 31, 2024.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $97.1 million were recognized during the three months ended June 30, 2024 related to the balance of deferred revenue at March 31, 2024.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three months ended June 30, 2024 and 2023 is presented below:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(59.4)	$(70.7)
Accretion of redeemable noncontrolling interest	(0.3)	—
Net loss attributable to Lions Gate Entertainment Corp. shareholders after accretion of redeemable noncontrolling interest	$(59.7)	$(70.7)
Denominator:
Weighted average common shares outstanding	235.6	230.2
Basic and diluted net loss per common share	$(0.25)	$(0.31)

As a result of the net loss in the three months ended June 30, 2024 and 2023, the dilutive effect of the share purchase options, RSUs and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three months ended June 30, 2024 and 2023 totaled 4.8 million and 5.6 million, respectively.
Additionally, for the three months ended June 30, 2024 and 2023, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	13.8	17.0
Restricted share units	—	0.2
Other issuable shares	3.8	3.8
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	17.6	21.0

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at June 30, 2024 and March 31, 2024. The table below outlines common shares reserved for future issuance:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	18.7	20.7
Restricted share units and restricted stock — unvested	12.7	13.4
Common shares available for future issuance	17.5	15.4
Shares reserved for future issuance	48.9	49.5

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Compensation Expense:
Stock options	$0.2	$0.9
Restricted share units and other share-based compensation	17.7	14.3
Share appreciation rights	0.2	0.7
	18.1	15.9
Impact of accelerated vesting on equity awards(1)	—	0.5
Total share-based compensation expense	$18.1	$16.4
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.7	$0.4
Distribution and marketing	0.2	0.2
General and administration	17.2	15.3
Restructuring and other	—	0.5
	$18.1	$16.4

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the three months ended June 30, 2024:

	Stock Options and SARs						Restricted Stock and Restricted Share Units
	Class A Voting Shares			Class B Non-Voting Shares			Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2024	2.4		$22.96	18.3		$13.73	0.1	$9.27	13.3	$8.71
Granted	—		—	—		—	—	—	0.2	$7.95
Options exercised or restricted stock or RSUs vested	—		—	—	(1)	$7.13	—	—	(0.8)	$9.11
Forfeited or expired	—	(1)	$11.71	(2.0)		$14.55	—	—	(0.1)	$8.46
Outstanding at June 30, 2024	2.4		$23.00	16.3		$13.64	0.1	$9.27	12.6	$8.68
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three months ended June 30, 2024 and 2023, the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

13. Income Taxes
The income tax provision for the three months ended June 30, 2024 and 2023 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
The Company's income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the mix of earnings generated across the various jurisdictions in which operations are conducted, in addition to the tax deductions generated through the Company's capital structure. The Company's income tax provision for the three months ended June 30, 2024 and 2023 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the three months ended June 30, 2024 and 2023 also benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. The Company's income tax provision for the three months ended June 30, 2024 was also impacted by additional deferred tax expense as a result of the Separation that occurred during the quarter.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. During the three months ended June 30, 2024 and 2023, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$19.9	$28.0
Severance(2)
Cash	3.1	4.3
Accelerated vesting on equity awards (see Note 12)	—	0.5
Total severance costs	3.1	4.8
Transaction and other costs (benefits)(3)	(0.5)	(0.8)
Total Restructuring and Other	22.5	32.0

Other unusual charges not included in restructuring and other or the Company's operating segments:
COVID-19 related charges (benefit) included in direct operating expense(4)	(3.1)	0.2
Unallocated rent cost included in direct operating expense(5)	5.2	—
Total restructuring and other and other unusual charges not included in restructuring and other	$24.6	$32.2
_______________________
(1)Media Networks Restructuring: During fiscal 2024, the Company continued executing its restructuring plan, which included exiting all international territories except for Canada and India, and included an evaluation of the programming on Starz's domestic and international platforms.

As a result of these restructuring initiatives, the Company recorded content impairment charges related to the Media Networks segment in the three months ended June 30, 2024 and 2023 of $1.9 million and $28.0 million, respectively. The Company has incurred impairment charges from the inception of the plan through June 30, 2024 amounting to $745.7 million.

Under the current restructuring plan and ongoing strategic content review, the net future cash outlay is estimated to range from approximately $50 million to $55 million, which includes contractual commitments on content in territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets.

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

Other Impairments: Amounts in the three months ended June 30, 2024 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment amounting to $18.0 million associated with facility leases that will no longer be utilized by the Company, primarily related to the integration of eOne.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the three months ended June 30, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In the three months ended June 30, 2024 and 2023, transaction and other costs also includes a benefit of $7.1 million and $3.8 million, respectively, associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the Starz international restructuring.
(4)Amounts include incremental costs incurred, if any, due to circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $3.2 million in the three months ended June 30, 2024 (three months ended June 30, 2023 - immaterial insurance recoveries). In the three months ended June 30, 2024, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense.
(5)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

Changes in the restructuring and other severance liability were as follows for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Severance liability
Beginning balance	$23.6	$8.7
Accruals	3.1	4.3
Severance payments	(10.0)	(8.2)
Ending balance(1)	$16.7	$4.8
_______________________
(1)As of June 30, 2024, the remaining severance liability of approximately $16.7 million is expected to be paid in the next 12 months.
15. Segment Information
The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker.

The Company has three reportable business segments: (1) Motion Picture, (2) Television Production and (3) Media Networks. The Company refers to its Motion Picture and Television Production segments collectively as the Studio Business.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Media Networks Business:
Media Networks. Media Networks consists of the following product lines (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through over-the-top ("OTT") platforms, on a direct-to-consumer basis through the Starz App, and through U.S. and Canada multichannel video programming distributors ("MVPDs") including cable operators, satellite television providers and telecommunication companies (collectively, "Distributors"); and (ii) Other, which represents revenues primarily from the OTT distribution of the Company's STARZ branded premium subscription video services outside of the U.S. and Canada.
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

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$347.3	$406.5
Television Production	241.1	218.5
Total Studio Business	588.4	625.0
Media Networks	350.1	381.1
Intersegment eliminations	(103.8)	(97.5)
	$834.7	$908.6
Intersegment revenues
Studio Business:
Motion Picture	$64.2	$16.5
Television Production	39.6	81.0
Total Studio Business	103.8	97.5
Media Networks	—	—
	$103.8	$97.5
Gross contribution
Studio Business:
Motion Picture	$114.6	$98.6
Television Production	28.6	35.6
Total Studio Business	143.2	134.2
Media Networks	78.0	57.7
Intersegment eliminations	(11.3)	(7.9)
	$209.9	$184.0
Segment general and administration
Studio Business:
Motion Picture	$28.5	$29.4
Television Production	17.9	12.7
Total Studio Business	46.4	42.1
Media Networks	20.5	25.8
	$66.9	$67.9
Segment profit
Studio Business:
Motion Picture	$86.1	$69.2
Television Production	10.7	22.9
Total Studio Business	96.8	92.1
Media Networks	57.5	31.9
Intersegment eliminations	(11.3)	(7.9)
	$143.0	$116.1

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

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Company’s total segment profit	$143.0	$116.1
Corporate general and administrative expenses(1)	(33.3)	(30.4)
Adjusted depreciation and amortization(2)	(8.5)	(10.0)
Restructuring and other	(22.5)	(32.0)
COVID-19 related benefit (charges) included in direct operating expense(3)	3.1	(0.2)
Unallocated rent cost included in direct operating expense(4)	(5.2)	—
Adjusted share-based compensation expense(5)	(18.1)	(15.9)
Purchase accounting and related adjustments(6)	(39.7)	(44.4)
Operating income (loss)	18.8	(16.8)
Interest expense	(68.8)	(62.0)
Interest and other income	5.1	1.9
Other expense	(3.1)	(5.7)
Gain (loss) on extinguishment of debt	(5.9)	21.2
Equity interests income (loss)	0.9	(0.3)
Loss before income taxes	$(53.0)	$(61.7)
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

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Depreciation and amortization	$46.1	$44.4
Less: Amount included in purchase accounting and related adjustments	(37.6)	(34.4)
Adjusted depreciation and amortization	$8.5	$10.0
(3)Amounts represent the incremental costs, if any, included in direct operating expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries (see Note 14). These benefits (charges) are excluded from segment operating results.
(4)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Total share-based compensation expense	$18.1	$16.4
Less:
Amount included in restructuring and other(i)	—	(0.5)
Adjusted share-based compensation	$18.1	$15.9
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
(6)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$2.1	$10.0
Depreciation and amortization	37.6	34.4
	$39.7	$44.4
(i)These adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the amortization of the recoupable portion of the purchase price (through May 2023) related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due to the relationship to continued employment.

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Amortization of recoupable portion of the purchase price	$—	$1.3
Noncontrolling equity interest in distributable earnings	2.1	8.7
	$2.1	$10.0

See Note 10 for revenues by media or product line as broken down by segment for the three months ended June 30, 2024 and 2023.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$66.9	$67.9
Corporate general and administrative expenses	33.3	30.4
Share-based compensation expense included in general and administrative expense	17.2	15.3
Purchase accounting and related adjustments	2.1	10.0
	$119.5	$123.6

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Assets
Motion Picture	$2,051.2	$1,851.4
Television Production	2,419.4	2,347.8
Media Networks	2,102.5	2,036.7
Other unallocated assets(1)	649.1	856.8
	$7,222.2	$7,092.7
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
As of June 30, 2024, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 22 months from June 30, 2024):

June 30, 2024
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	2.2	GBP	in exchange for	$2.9	0.78	GBP
Czech Koruna	180.0	CZK	in exchange for	$7.7	23.29	CZK
Euro	9.6	EUR	in exchange for	$9.2	0.96	EUR
Canadian Dollar	9.8	CAD	in exchange for	$7.3	1.34	CAD
Mexican Peso	18.7	MXN	in exchange for	$0.9	20.70	MXN
Hungarian Forint	4,571.3	HUF	in exchange for	$12.6	370.84	HUF
New Zealand Dollar	43.6	NZD	in exchange for	$26.7	1.64	NZD

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

Designated Cash Flow Hedges. As of June 30, 2024 and March 31, 2024, the Company had the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company's SOFR-based debt, see Note 6 and Note 7):

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$0.2	$(2.5)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(1.0)	$0.4
Interest rate swaps
Gain recognized in accumulated other comprehensive income (loss)	$3.5	$27.1
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$10.9	$9.1

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1.6)	$(1.9)

Total direct operating expense on consolidated statements of operations	$429.2	$481.2
Total interest expense on consolidated statements of operations	$68.8	$62.0

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of June 30, 2024 and March 31, 2024, there were no swaps outstanding that were subject to a master netting arrangement.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2024 and March 31, 2024, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

	June 30, 2024
	Other Current Assets	Other Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$1.6
Interest rate swaps	28.1	—
Fair value of derivatives	$28.1	$1.6

	March 31, 2024
	Other Current Assets	Other Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$2.8
Interest rate swaps	35.6	—
Fair value of derivatives	$35.6	$2.8
As of June 30, 2024, based on the current release schedule, the Company estimates approximately $4.1 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending June 30, 2025.
As of June 30, 2024, the Company estimates approximately $31.1 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending June 30, 2025.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows at June 30, 2024 and March 31, 2024. At June 30, 2024 and March 31, 2024, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility, and Backlog Facility.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Cash and cash equivalents	$192.5	$314.0
Restricted cash included in other current assets	36.6	43.7
Restricted cash included in other non-current assets	12.8	13.7
Total cash, cash equivalents and restricted cash	$241.9	$371.4

Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2024 and March 31, 2024:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$59.7	$58.2
Restricted cash	36.6	43.7
Contract assets	54.1	59.9
Interest rate swap assets	28.1	35.6
Tax credits receivable	218.4	199.1
	$396.9	$396.5
Other non-current assets
Prepaid expenses and other	$16.7	$21.6
Restricted cash	12.8	13.7
Accounts receivable	82.6	111.7
Contract assets	4.0	3.2
Tax credits receivable	356.5	361.7
Operating lease right-of-use assets	361.0	388.8
	$833.6	$900.7

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other expense" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three months ended June 30, 2024 and 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$313.7	$341.3
Net cash proceeds received	308.6	336.6
Loss recorded related to transfers of receivables	5.1	4.7

At June 30, 2024, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $557.4 million (March 31, 2024 - $613.4 million).

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

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three months ended June 30, 2023:

Three Months Ended
June 30,
2023
(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$5.8
Less amounts from collections reinvested under revolving agreement	(2.9)
Proceeds from new transfers	2.9
Collections not reinvested and remitted or to be remitted	0.5
Net cash proceeds received (paid or to be paid)	$3.4

Carrying value of receivables transferred and derecognized (1)	$5.8
Obligations recorded	$1.1
Loss recorded related to transfers of receivables	$1.0
___________________
(1)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At June 30, 2024 and March 31, 2024, there were no outstanding receivables derecognized from the Company's unaudited condensed consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement.

Content related payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $139.6 million and $147.4 million at June 30, 2024 and March 31, 2024, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the three months ended June 30, 2024 and 2023, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2024	$(22.7)	$138.7	$116.0
Other comprehensive income (loss)	(2.9)	3.7	0.8
Reclassifications to net loss(1)	—	(8.3)	(8.3)
Reclassifications to noncontrolling interest(2)	3.6	(19.0)	(15.4)
June 30, 2024	$(22.0)	$115.1	$93.1

March 31, 2023	$(21.6)	$142.5	$120.9
Other comprehensive income (loss)	0.8	24.5	25.3
Reclassifications to net loss(1)	—	(7.6)	(7.6)
June 30, 2023	$(20.8)	$159.4	$138.6
___________________
(1)Represents a loss of $1.0 million included in direct operating expense and a gain of $9.3 million included in interest expense on the unaudited condensed consolidated statement of operations in the three months ended June 30, 2024 (three months ended June 30, 2023 - gain of $0.4 million included in direct operating expense and a gain of $7.2 million included in interest expense) (see Note 17).
(2)Represents amounts reclassified in connection with the noncontrolling interest recorded for the proportionate ownership interest in the carrying value of Lionsgate Studios (see Note 2).

Supplemental Cash Flow Information

Significant non-cash transactions during the three months ended June 30, 2024 and 2023 include certain interest rate swap agreements, which are discussed in Note 17, "Derivative Instruments and Hedging Activities".

There were no significant non-cash financing or investing activities for the three months ended June 30, 2024 and 2023.

19. Subsequent Events
eOne IP Credit Facility. In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The Company borrowed $340.0 million under the eOne IP Credit Facility. The cash flows generated from the rights will be applied to repay the eOne IP Credit Facility subject to quarterly required principal payments of $8.5 million, beginning September 30, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. The eOne IP Credit Facility matures on July 3, 2029.

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

Business Combination

On May 13, 2024, the Company consummated the business combination agreement (the “Business Combination Agreement”), with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of the Company (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of the Company (“StudioCo) and other affiliates of SEAC. Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the business combination, New SEAC changed its name to “Lionsgate Studios Corp.” (referred to as “Lionsgate Studios”) and continues the existing business operations of StudioCo, which consists of the Studio Business of Lionsgate. The "Studio Business" consists of the businesses of Lionsgate's Motion Picture and Television Production segments, together with substantially all of Lionsgate's corporate general and administrative functions and costs. Lionsgate Studios became a separate publicly traded company and its common shares commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.

In connection with and prior to the Business Combination, the Company and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Company’s Studio Business were transferred to StudioCo such that StudioCo holds, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Separation”).

Following the transaction, approximately 87.8% of the total shares of Lionsgate Studios continue to be held by the Company, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.2% of Lionsgate Studios. In addition to establishing Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to the Company, including $254.3 million in PIPE financing. The net proceeds were used to partially pay down amounts outstanding under the Term Loan A and Term Loan B pursuant to the Credit Agreement (see Note 6 to our unaudited consolidated financial statements).

The Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SEAC was treated as the acquired company and the Studio Business was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Lionsgate Studios will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing stock for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization. The historical net assets of SEAC were stated at fair value, which approximates historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Studio Business. The Studio Business continues to be a consolidated subsidiary of the Company.

Media Networks Restructuring
During fiscal 2024, the Company continued executing its Media Networks restructuring plan, which included exiting all international territories except for Canada and India, and included an evaluation of the programming on Starz's domestic and international platforms.
As a result of these restructuring initiatives, the Company recorded content impairment charges related to the Media Networks segment in the three months ended June 30, 2024 and 2023 of $1.9 million and $28.0 million, respectively. The Company has incurred impairment charges from the inception of the plan through June 30, 2024 amounting to $745.7 million.
Under the current restructuring plan and ongoing strategic content review, the net future cash outlay is estimated to range from approximately $50 million to $55 million, which includes contractual commitments on content in territories being exited or to be exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. The amounts above will depend on the results of its strategic content review and amounts recoverable from alternative distribution strategies, if any, on content in domestic and foreign markets.
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
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2024 and 2023.
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
Media Networks
Our Media Networks segment includes revenues derived from the following:
•Starz Networks. Starz Networks’ revenues are derived from the domestic distribution of our STARZ branded premium subscription video services through over-the-top ("OTT") streaming platforms and distributors, on a direct-to-consumer basis through the Starz App, and through U.S. and Canada multichannel video programming distributors (“MVPDs”) including cable operators, satellite television providers and telecommunications companies (collectively, “Distributors”).
•Other. Other revenues are primarily derived from OTT distribution of the STARZ branded premium subscription video services outside of the U.S. and Canada.

The Starz Networks platforms together with the Other platforms are referred to as the "Starz Platforms".
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 30, 2024 (the "Form 10-K").
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
As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", we recorded content impairment charges related to the Media Networks segment in the three months ended June 30, 2024 of $1.9 million, which are included in restructuring and other in the unaudited condensed consolidated statement of operations (three months ended June 30, 2023 - $28.0 million) (see Note 3 and Note 14 to our unaudited condensed consolidated financial statements). We have incurred impairment charges from the inception of the plan through June 30, 2024 amounting to $745.7 million.
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
Goodwill. At June 30, 2024, the carrying value of goodwill was $812.1 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at June 30, 2024, were Motion Picture (goodwill of $395 million), Media Networks (no remaining goodwill balance), and our Television (goodwill of $324 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
Goodwill is not amortized but is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. A goodwill impairment loss would be recognized for the amount that the carrying amount of a reporting unit exceeds its fair value. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill impairment. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the reporting unit of whether or not it is more-likely-than-not that the fair value is less than the carrying value of the reporting unit. If we believe that as a result of our qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company. A quantitative assessment requires determining the fair value of our reporting units. The determination of fair value requires considerable judgment and requires assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates.
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
Goodwill Impairment Assessments:
Fiscal 2024. For our annual goodwill impairment test for fiscal 2024, we performed qualitative goodwill impairment assessments for our reporting units with a remaining goodwill balance (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.
During the three months ended June 30, 2024, there were no events or circumstances that have changed that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
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
Finite-Lived Intangible Assets. At June 30, 2024, the carrying value of our finite-lived intangible assets was $954.0 million. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $874.0 million. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Beginning October 1, 2023, our finite-lived intangible assets also include the trade names previously accounted for as indefinite-lived intangible assets.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2024, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, and continuing difficult macro and microeconomic conditions, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
During the quarter ended June 30, 2024, there were no events or circumstances that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
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
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax benefit (provision). As of March 31, 2024, we had a valuation allowance of $808.3 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
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
Our effective tax rates differ from the U.S. federal statutory income tax rate and is affected by many factors, including the overall level of income (loss) before taxes and its mix across the jurisdictions in which we conduct operations, changes in tax laws and regulations, changes in valuation allowances against our deferred tax assets, changes in unrecognized tax benefits, tax planning strategies available to us, and other discrete items.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2024 and 2023. Due to the acquisition of eOne, the three months ended June 30, 2024 includes the results of operations of eOne (acquired December 27, 2023), see Note 2 to our unaudited condensed consolidated financial statements for further details.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$347.3	$406.5	$(59.2)	(14.6)%
Television Production	241.1	218.5	22.6	10.3%
Total Studio Business	588.4	625.0	(36.6)	(5.9)%
Media Networks	350.1	381.1	(31.0)	(8.1)%
Intersegment eliminations	(103.8)	(97.5)	(6.3)	6.5%
Total revenues	834.7	908.6	(73.9)	(8.1)%
Expenses:
Direct operating	429.2	481.2	(52.0)	(10.8)%
Distribution and marketing	198.6	244.2	(45.6)	(18.7)%
General and administration	119.5	123.6	(4.1)	(3.3)%
Depreciation and amortization	46.1	44.4	1.7	3.8%
Restructuring and other	22.5	32.0	(9.5)	(29.7)%
Total expenses	815.9	925.4	(109.5)	(11.8)%
Operating income (loss)	18.8	(16.8)	35.6	(211.9)%
Interest expense	(68.8)	(62.0)	(6.8)	11.0%
Interest and other income	5.1	1.9	3.2	168.4%
Other expense	(3.1)	(5.7)	2.6	(45.6)%
Gain (loss) on extinguishment of debt	(5.9)	21.2	(27.1)	(127.8)%
Equity interests income (loss)	0.9	(0.3)	1.2	nm
Loss before income taxes	(53.0)	(61.7)	8.7	(14.1)%
Income tax provision	(10.1)	(9.8)	(0.3)	3.1%
Net loss	(63.1)	(71.5)	8.4	(11.7)%
Less: Net loss attributable to noncontrolling interest	3.7	0.8	2.9	362.5%
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(59.4)	$(70.7)	$11.3	(16.0)%

_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased $73.9 million in the three months ended June 30, 2024 reflecting a decrease of $36.6 million from our Studio Business, a decrease of $31.0 million from our Media Networks business, and higher intersegment eliminations of $6.3 million. Studio Business revenues for the three months ended June 30, 2024 included approximately $101.6 million of revenues from eOne (acquired December 27, 2023, therefore the three months ended June 30, 2023 included no comparable revenues). Intersegment eliminations relate to the licensing of product from our Studio Business to the Media Networks segment.
Motion Picture revenue decreased $59.2 million due to lower theatrical, home entertainment and international revenue, primarily due to revenue in the prior year's quarter from John Wick: Chapter 4, partially offset by increased television revenue. Motion Picture revenues for the three months ended June 30, 2024 included approximately $25.1 million of revenues from eOne. Motion Picture revenue included $64.2 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $47.7 million from the three months ended June 30, 2023.
Television Production revenue increased $22.6 million due to increased domestic television, international, and home entertainment digital revenue. Television Production revenues for the three months ended June 30, 2024 included approximately $76.5 million of revenues from eOne. Television Production revenue included $39.6 million of revenue from licensing Television Production segment product to our Media Networks segment, representing a decrease of $41.4 million from the three months ended June 30, 2023.
The increase in intersegment eliminations of $6.3 million is primarily associated with higher Motion Picture intersegment revenues of $47.7 million reflecting the licensing of certain recent theatrical releases to Starz, partially offset by lower Television Production intersegment revenues of $41.4 million for licenses of original series to the Starz Platforms.
Media Networks revenue decreased $31.0 million, and reflected decreases in international revenue of $34.7 million due to exiting additional international territories, partially offset by an increase of $3.7 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$150.6	43.4%	$186.7	45.9%	$(36.1)	(19.3)%
Television Production	202.0	83.8	174.9	80.0	27.1	15.5%
Total Studio Business	352.6	59.9	361.6	57.9	(9.0)	(2.5)%
Media Networks	166.2	47.5	206.4	54.2	(40.2)	(19.5)%
Other	2.8	nm	0.6	nm	2.2	366.7%
Intersegment eliminations	(92.4)	nm	(87.4)	nm	(5.0)	5.7%
	$429.2	51.4%	$481.2	53.0%	$(52.0)	(10.8)%
 _______________________
nm - Percentage not meaningful
Direct operating expenses decreased in the three months ended June 30, 2024, due to lower direct operating expenses of our Media Networks segment and Studio Business, and higher intersegment eliminations. The decrease in Media Networks direct operating expense was driven by decreases at Starz Networks of $15.0 million due to lower programming cost amortization, and decreases of $25.2 million due to the territories exited, or to be exited. The decrease at the Studio Business reflects lower direct operating expenses of the Motion Picture segment due to lower Motion Picture revenues, partially offset by higher direct operating expenses of the Television Production segment due to increased revenues from Television Production. The increase in intersegment eliminations is due to higher Motion Picture revenue from licenses of original series to the Starz Platforms, as discussed above. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the three months ended June 30, 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $5.2 million, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating expense in the three months ended June 30, 2024 and 2023 includes share-based compensation, and COVID related charges, if any, net of insurance recoveries.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$82.1	$121.2	$(39.1)	(32.3)%
Television Production	10.5	8.0	2.5	31.3%
Total Studio Business	92.6	129.2	(36.6)	(28.3)%
Media Networks	105.9	117.0	(11.1)	(9.5)%
Other	0.2	0.2	—	—%
Intersegment eliminations	(0.1)	(2.2)	2.1	nm
	$198.6	$244.2	$(45.6)	(18.7)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$51.3	$84.4	$(33.1)	(39.2)%
 _______________________
nm - Percentage not meaningful
Distribution and marketing expenses decreased in the three months ended June 30, 2024, due to lower Studio Business and Media Networks distribution and marketing expense. The decrease at the Studio Business primarily reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. The decrease in Media Networks distribution and marketing expense was due to a decrease of $11.4 million primarily from the international territories exited, partially offset by an increase at Starz Networks of $0.3 million. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$28.5		$29.4		$(0.9)	(3.1)%
Television Production	17.9		12.7		5.2	40.9%
Total Studio Business	46.4		42.1		4.3	10.2%
Media Networks	20.5		25.8		(5.3)	(20.5)%
Corporate	33.3		30.4		2.9	9.5%
Share-based compensation expense	17.2		15.3		1.9	12.4%
Purchase accounting and related adjustments	2.1		10.0		(7.9)	(79.0)%
Total general and administrative expenses	$119.5	14.3%	$123.6	13.6%	$(4.1)	(3.3)%

General and administrative expenses decreased in the three months ended June 30, 2024, resulting from decreased purchase accounting and related adjustments and Media Networks general and administrative expenses, partially offset by increased Studio Business and corporate general and administrative expenses and share-based compensation expense. Studio Business general and administrative expenses for the three months ended June 30, 2024 included approximately $7.0 million from eOne. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses increased $2.9 million, or 9.5%, primarily due to approximately $3.0 million of corporate general and administrative expenses from eOne.
The increase in share-based compensation expense included in general and administrative expense in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 is primarily due to lower fair values in the prior year's period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$17.2	$15.3
Restructuring and other(1)	—	0.5
Direct operating expense	0.7	0.4
Distribution and marketing expense	0.2	0.2
Total share-based compensation expense	$18.1	$16.4
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charges for the accretion of the noncontrolling interest discount and the amortization of the recoupable portion of the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $7.9 million, or 79.0%, primarily due to lower noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment of $6.6 million associated with a lower noncontrolling interest ownership percentage as a result of our acquisition of an additional interest in 3 Arts Entertainment (see Note 9 to our unaudited condensed consolidated financial statements). In addition, purchase accounting and related adjustments decreased due to lower amortization of the recoupable portion of the purchase price of 3 Arts Entertainment of $1.3 million, due to the amortization period ending in May 2023.
Depreciation and Amortization Expense. Depreciation and amortization of $46.1 million for the three months ended June 30, 2024 increased $1.7 million from $44.4 million in the three months ended June 30, 2023 due to increased amortization of intangible assets.
Restructuring and Other. Restructuring and other decreased $9.5 million in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended June 30, 2024 and 2023 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$19.9	$28.0	$(8.1)	(28.9)%
Severance(2)
Cash	3.1	4.3	(1.2)	(27.9)%
Accelerated vesting on equity awards (see Note 12 to our unaudited condensed consolidated financial statements)	—	0.5	(0.5)	(100.0)%
Total severance costs	3.1	4.8	(1.7)	(35.4)%
Transaction and other costs(3)	(0.5)	(0.8)	0.3	(37.5)%
	$22.5	$32.0	$(9.5)	(29.7)%
_______________________
(1)Media Networks Restructuring: As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the Company recorded content impairment charges related to the Media Networks segment in the three months ended June 30, 2024 of $1.9 million (three months ended June 30, 2023 - $28.0 million). See Note 14 to our unaudited condensed consolidated financial statements.

Other Impairments: Amounts in the three months ended June 30, 2024 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment amounting to $18.0 million associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the three months ended June 30, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In the three months ended June 30, 2024 and 2023, transaction and other costs also includes a benefit of $7.1 million and $3.8 million, respectively, associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the Starz international restructuring.
Interest Expense. Interest expense of $68.8 million in the three months ended June 30, 2024 increased $6.8 million from the three months ended June 30, 2023 due to higher average interest rates and balances on variable rate corporate debt and film related obligations, partially offset by a slightly larger benefit from the interest rate swaps. The following table sets forth the components of interest expense for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$14.1	$9.5
Term loans	20.8	20.4
Senior Notes	9.8	10.2
Other(1)	15.6	15.1
	60.3	55.2
Amortization of debt issuance costs and other non-cash interest(2)	8.5	6.8
Total interest expense	$68.8	$62.0
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
Interest and Other Income. Interest and other income of $5.1 million for the three months ended June 30, 2024 increased as compared to interest and other income of $1.9 million for the three months ended June 30, 2023 due to higher interest income.
Other Expense. Other expense of $3.1 million for the three months ended June 30, 2024 decreased as compared to other expense of $5.7 million for the three months ended June 30, 2023, and primarily represented the loss recorded related to our monetization of accounts receivable programs (see Note 18 to our unaudited condensed consolidated financial statements).
Gain (Loss) on Extinguishment of Debt. Loss on extinguishment of debt of $5.9 million for the three months ended June 30, 2024 related to the write-off of debt issuance costs associated with the voluntary prepayment of $84.9 million principal amount of the Term Loan A and $214.1 million of the Term Loan B, and the 5.5% Senior Notes exchange. In the three months ended June 30, 2023, the gain on extinguishment of debt of $21.2 million represented a gain associated with the repurchase of $85.0 million principal amount of 5.5% Senior Notes at a discount. See Note 6 to our unaudited condensed consolidated financial statements.
Equity Interests Income (Loss). Equity interests income of $0.9 million in the three months ended June 30, 2024 compared to equity interests loss of $0.3 million in the three months ended June 30, 2023 due to higher income generated by our equity method investees.

Income Tax Provision. We had an income tax provision of $10.1 million in the three months ended June 30, 2024, compared to an income tax provision of $9.8 million in the three months ended June 30, 2023. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes. Our income tax provision for the three months ended June 30, 2024 and 2023 also benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. Our income tax provision for the three months ended June 30, 2024 was also impacted by additional deferred tax expense as result of the Separation that occurred during the quarter.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended June 30, 2024 was $59.4 million, or basic and diluted net loss per common share of $0.25 on 235.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended June 30, 2023 of $70.7 million, or basic and diluted net loss per common share of $0.31 on 230.2 million weighted average common shares outstanding.

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
The following table reconciles the GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the three months ended June 30, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating loss	$18.8	$(16.8)	$35.6	(211.9)%
Corporate general and administrative expenses	33.3	30.4	2.9	9.5%
Adjusted depreciation and amortization	8.5	10.0	(1.5)	(15.0)%
Restructuring and other	22.5	32.0	(9.5)	(29.7)%
COVID-19 related charges (benefit)	(3.1)	0.2	(3.3)	nm
Unallocated rent cost included in direct operating expense	5.2	—	5.2	n/a
Adjusted share-based compensation expense	18.1	15.9	2.2	13.8%
Purchase accounting and related adjustments	39.7	44.4	(4.7)	(10.6)%
Total segment profit	$143.0	$116.1	$26.9	23.2%
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

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$347.3	$406.5	$(59.2)	(14.6)%
Television Production	241.1	218.5	22.6	10.3%
Total Studio Business	$588.4	$625.0	$(36.6)	(5.9)%
Media Networks	350.1	381.1	(31.0)	(8.1)%
Intersegment eliminations	(103.8)	(97.5)	(6.3)	6.5%
	$834.7	$908.6	$(73.9)	(8.1)%
Segment Profit
Studio Business
Motion Picture	$86.1	$69.2	$16.9	24.4%
Television Production	10.7	22.9	(12.2)	(53.3)%
Total Studio Business	$96.8	$92.1	$4.7	5.1%
Media Networks	57.5	31.9	25.6	80.3%
Intersegment eliminations	(11.3)	(7.9)	(3.4)	43.0%
	$143.0	$116.1	$26.9	23.2%
See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$347.3	$406.5	$(59.2)	(14.6)%
Expenses:
Direct operating expense	150.6	186.7	(36.1)	(19.3)%
Distribution & marketing expense	82.1	121.2	(39.1)	(32.3)%
Gross contribution	114.6	98.6	16.0	16.2%
General and administrative expenses	28.5	29.4	(0.9)	(3.1)%
Segment profit	$86.1	$69.2	$16.9	24.4%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$51.3	$84.4	$(33.1)	(39.2)%

Direct operating expense as a percentage of revenue	43.4%	45.9%

Gross contribution as a percentage of revenue	33.0%	24.3%
Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended June 30, 2024 and 2023. Motion Picture revenues for the three months ended June 30, 2024 included approximately 25.1 million of revenues from eOne.

	Three Months Ended June 30,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$35.4	$0.6	$36.0	$65.2	$0.7	$65.9	$(29.9)
Home Entertainment
Digital Media	100.4	39.7	140.1	131.3	42.8	174.1	(34.0)
Packaged Media	6.6	2.6	9.2	20.8	5.1	25.9	(16.7)
Total Home Entertainment	107.0	42.3	149.3	152.1	47.9	200.0	(50.7)
Television	82.4	5.6	88.0	42.3	6.2	48.5	39.5
International	48.2	20.1	68.3	74.1	6.9	81.0	(12.7)
Other	2.7	3.0	5.7	9.7	1.4	11.1	(5.4)
	$275.7	$71.6	$347.3	$343.4	$63.1	$406.5	$(59.2)
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
Theatrical revenue decreased $29.9 million in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to a decrease of $29.8 million from Lionsgate Original Releases due to revenue in the prior year's quarter from the fiscal 2023 theatrical slate release, John Wick: Chapter 4, partially offset by revenue from the release of The Strangers: Chapter 1 in the current quarter.

Home entertainment revenue decreased $50.7 million, or 25.4%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to lower digital media revenue of $34.0 million and lower packaged media revenue of $16.7 million primarily due to decreases from Lionsgate Original Releases. Digital media revenue and packaged media revenue from Lionsgate Original Releases declined $30.9 million and $14.2 million, respectively, due to revenue in the prior year's quarter from John Wick: Chapter 4, partially offset by revenue in the current quarter from The Ministry of Ungentlemanly Warfare.
Television revenue increased $39.5 million, or 81.4%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 due to an increase from Lionsgate Original Releases of $40.1 million due to a greater number of television windows opening in the current quarter for our theatrical slate titles, and higher revenue recognized for those titles, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes, partially offset by a decrease from Other Film of $0.6 million.
International revenue decreased $12.7 million, or 15.7%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 due to a decrease from Lionsgate Original Releases of $25.9 million driven by revenue in the prior year's quarter for John Wick: Chapter 4, partially offset by an increase from Other Film of $13.2 million from our acquired library titles.
Direct Operating Expense. The decrease in direct operating expenses is due to lower motion picture revenue in the current quarter. Direct operating expenses as a percentage of motion picture revenue decreased slightly from the prior year's quarter and is driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year's quarter. Investment in film write-downs included in Motion Picture segment direct operating expense increased to $0.3 million in the three months ended June 30, 2024, as compared to $0.2 million in the three months ended June 30, 2023.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended June 30, 2024 is due to lower theatrical P&A and Premium VOD expense due to lower expense associated with the theatrical slate releases in the current quarter. In the three months ended June 30, 2024 approximately $15.1 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $20.9 million in the three months ended June 30, 2023 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended June 30, 2024 increased as compared to the three months ended June 30, 2023 due to lower Motion Picture distribution and marketing expense and direct operating expense, partially offset by lower Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended June 30, 2024 decreased $0.9 million, or 3.1%, primarily due to a decrease in professional fees.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$241.1	$218.5	$22.6	10.3%
Expenses:
Direct operating expense	202.0	174.9	27.1	15.5%
Distribution & marketing expense	10.5	8.0	2.5	31.3%
Gross contribution	28.6	35.6	(7.0)	(19.7)%
General and administrative expenses	17.9	12.7	5.2	40.9%
Segment profit	$10.7	$22.9	$(12.2)	(53.3)%

Direct operating expense as a percentage of revenue	83.8%	80.0%

Gross contribution as a percentage of revenue	11.9%	16.3%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2024 and 2023. Television Production revenues for the three months ended June 30, 2024 included approximately $76.5 million of revenues from eOne.

	Three Months Ended
	June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Television Production	(Amounts in millions)
Television	$160.2	$150.0	$10.2	6.8%
International	35.5	31.9	3.6	11.3%
Home Entertainment
Digital	18.9	11.8	7.1	60.2%
Packaged Media	0.9	0.4	0.5	125.0%
Total Home Entertainment	19.8	12.2	7.6	62.3%
Other	25.6	24.4	1.2	4.9%
	$241.1	$218.5	$22.6	10.3%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended June 30, 2024 due to an increase of approximately $66.3 million for revenues from eOne in the current quarter, partially offset by a decrease of $30.0 million from intersegment revenues from the licensing of fewer Starz original series to Starz Networks and a decrease from reality television programs.
International revenue in the three months ended June 30, 2024 increased $3.6 million, or 11.3% as compared to the three months ended June 30, 2023 due to an increase of approximately $5.4 million for revenues from eOne in the current quarter.
Home entertainment revenue in the three months ended June 30, 2024 increased $7.6 million, or 62.3% as compared to the three months ended June 30, 2023 due to increased third-party digital media revenues.
Other revenue in the three months ended June 30, 2024 decreased $1.2 million, or 4.9% from the three months ended June 30, 2023, and primarily reflects revenue of 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2024 increased $27.1 million, or 15.5% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased as compared to the prior year's quarter, primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter. There were no investment in film and television programs write-downs included in Television Production segment direct operating expense in the three months ended June 30, 2024 and 2023.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended June 30, 2024 decreased as compared to the three months ended June 30, 2023, due to higher direct operating expenses as a percentage of television production revenue, partially offset by increased television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $5.2 million, or 40.9%. Television Production general and administrative expenses for the three months ended June 30, 2024 included $6.0 million from eOne.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$350.1	$381.1	$(31.0)	(8.1)%
Expenses:
Direct operating expense	166.2	206.4	(40.2)	(19.5)%
Distribution & marketing expense	105.9	117.0	(11.1)	(9.5)%
Gross contribution	78.0	57.7	20.3	35.2%
General and administrative expenses	20.5	25.8	(5.3)	(20.5)%
Segment profit	$57.5	$31.9	$25.6	80.3%

Direct operating expense as a percentage of revenue	47.5%	54.2%

Gross contribution as a percentage of revenue	22.3%	15.1%
_______________________
nm - Percentage not meaningful.

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Starz Networks (North America)(1)	Other(2)	Total Media Networks	Starz Networks (North America)(1)	Other(2)	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$345.3	$4.8	$350.1	$341.6	$39.5	$381.1
Expenses:
Direct operating expense	162.5	3.7	166.2	177.5	28.9	206.4
Distribution & marketing expense	105.1	0.8	105.9	104.8	12.2	117.0
Gross contribution	77.7	0.3	78.0	59.3	(1.6)	57.7
General and administrative expenses	19.2	1.3	20.5	21.2	4.6	25.8
Segment profit	$58.5	$(1.0)	$57.5	$38.1	$(6.2)	$31.9

_______________________
(1)Starz Networks represents the results of operations of the U.S. and Canada, see footnote (2) below.
(2)During the quarter ended June 30, 2024, the Company began reflecting the results of operations of Canada within Starz Networks. Accordingly, the following amounts were reclassified from "Other" (formerly "LIONSGATE+") to Starz Networks in the three months ended June 30, 2023 to conform to the current period presentation: (i) revenue of $4.2 million; (ii) direct operating expense of $2.7 million; and (iii) distribution and marketing expense of $1.1 million, which resulted in gross contribution and segment profit of $0.4 million reclassified. The amounts reflected in "Other" consist of the results of operations outside of the U.S. and Canada.

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

	Actual		Pro Forma(1)
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(Amounts in millions)
Starz North America(1)
OTT Subscribers	13.20	12.51	13.20	12.51
Linear Subscribers	8.10	9.48	8.10	9.48
Total	21.30	21.99	21.30	21.99
Other
OTT Subscribers(2)	2.62	4.62	2.62	3.03

Total Starz
OTT Subscribers(2)	15.82	17.13	15.82	15.54
Linear Subscribers	8.10	9.48	8.10	9.48
Total Starz	23.92	26.61	23.92	25.02
STARZPLAY Arabia(4)	3.25	2.80	3.25	2.80
Total Domestic and International Subscribers(2)	27.17	29.41	27.17	27.82

Subscribers by Platform:
OTT Subscribers(2)(4)	19.07	19.93	19.07	18.34
Linear Subscribers	8.10	9.48	8.10	9.48
Total Global Subscribers(2)	27.17	29.41	27.17	27.82
___________________
(1)Starz North America represents subscribers for the U.S. and Canada.
(2)Pro forma amounts exclude OTT subscribers for the international territories exited in Australia, Latin America and the U.K. amounting to 1.59 million at June 30, 2023.
(3)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(4)OTT subscribers include subscribers of STARZPLAY Arabia, as presented above.

Revenue. Media Networks revenue decreased $31.0 million and reflected lower Other revenue of $34.7 million, partially offset by an increase of $3.7 million at Starz Networks. Starz Networks' revenue increased $3.7 million primarily because of higher OTT revenue of $20.9 million resulting from a price increase initiated at the end of June 2023 and fully implemented during the quarter ended September 30, 2023, and growth in OTT subscribers of 0.69 million since June 30, 2023, which were offset by declines in revenue of $15.7 million from traditional linear services. The Other revenue of $4.8 million for the three months ended June 30, 2024 includes $2.6 million from the U.K. which was exited in May 2024. The decrease in Other revenue was primarily due to revenue in the prior year's quarter from the international territories exited in Australia, Continental Europe, Japan, Latin America and the U.K. (the "Exiting Territories") of approximately $36.9 million.

During the three months ended June 30, 2024 and 2023, the following original series premiered on STARZ:

Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
Title	Premiere Date	Title	Premiere Date
Mary & George Season 1	April 5, 2024	Blindspotting Season 2	April 14, 2023
Power Book II: Ghost Season 4 Part 1	June 7, 2024	Run the World Season 2	May 26, 2023
		Outlander Season 7A	June 16, 2023

Direct Operating and Distribution and Marketing Expenses. Direct operating and distribution and marketing expenses primarily represent programming cost amortization and advertising and marketing costs, respectively. The level of programming cost amortization and advertising and marketing costs and thus the gross contribution margin for the Media Networks' segment can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere. In addition, the shutdown of the international service in the Exiting Territories will result in a decrease in expenses going forward.
The decrease in Media Networks direct operating expenses is due to decreases at Starz Networks of $15.0 million and Other of $25.2 million in the three months ended June 30, 2024. The decrease in Starz Networks direct operating expense was due primarily to lower programming cost amortization of $45.4 million related to our Starz Originals, partially offset by an increase of $28.4 million related to theatrical releases under our programming output agreements. Other direct operating expenses decreased $24.9 million in the Exiting Territories. Other direct operating expense of $3.7 million for the three months ended June 30, 2024 includes $2.0 million from the Exiting Territories.
The decrease in Media Networks distribution and marketing expense is due to a decrease in Other of $11.4 million primarily due to a decrease in distribution and advertising expenses from the Exiting Territories, partially offset by an increase of $0.3 million at Starz Networks.
Gross Contribution. The increase in gross contribution compared to the three months ended June 30, 2023 was due to increased gross contribution at Starz Networks of $18.4 million and from Other of $1.9 million, driven by lower direct operating expense and Other distribution and marketing expense, partially offset by lower Other revenue, as described above.
General and Administrative Expense. General and administrative expenses in the three months ended June 30, 2024 decreased from the prior year's quarter, due to decreases of $2.0 million at Starz Networks and $3.3 million from Other.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital requirements in the three months ended June 30, 2024 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of June 30, 2024, we had cash and cash equivalents of $192.5 million.
Business Combination. As discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", on May 13, 2024, the Company closed the Business Combination Agreement, and Lionsgate Studios became a separate publicly traded company and its common shares commenced trading on Nasdaq under the symbol "LION" on May 14, 2024. Following the transaction, approximately 87.8% of the total shares of Lionsgate Studios continue to be held by the Company, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.2% of Lionsgate Studios. In addition to establishing Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to the Company, including $254.3 million in PIPE financing. The net proceeds were used to partially pay down amounts outstanding under the Term Loan A and Term Loan B pursuant to the Credit Agreement (see Note 6 to our unaudited condensed consolidated financial statements).
eOne IP Facility. In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The Company borrowed $340.0 million under the eOne IP Credit Facility. The cash flows generated from the rights will be applied to repay the eOne IP Credit Facility subject to quarterly required principal payments of $8.5 million, beginning September 30, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. The eOne IP Credit Facility matures on July 3, 2029. See Note 19 - Subsequent Events.
Corporate Debt
Our corporate debt at June 30, 2024, excluding film related obligations discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with $585.0 million outstanding at June 30, 2024) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $314.4 million outstanding at June 30, 2024.
The outstanding amounts under the Revolving Credit Facility and Term Loan A may become due on December 23, 2024 (i.e. 91 days prior to March 24, 2025) prior to its maturity on April 6, 2026 in the event that the aggregate principal amount of outstanding Term Loan B in excess of $250 million has not been repaid, refinanced or extended to have a maturity date on or after July 6, 2026. The Company expects to repay and/or refinance and extend the maturity date of the Term Loan B prior to December 23, 2024 such that the maturity of the revolving credit facility and Term Loan A are not accelerated.
◦Term Loan B. We have a term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities"), with $605.1 million outstanding at June 30, 2024.

•Senior Notes: We have $715.0 million outstanding of 5.5% senior notes due 2029 (the "5.5% Senior Notes") at June 30, 2024.

Effective upon completion of the separation of the Starz Business from the Studio Business, the interest rate will increase to 6.0% and the maturity date will extend to April 15, 2030 for a portion of the 5.5% Senior Notes (the "Exchange Notes") which amounted to $389.9 million at June 30, 2024. On or after the Separation Closing Date, as defined in the indenture to the Exchange Notes, the Company may redeem the Exchange Notes, in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Exchange Notes will initially be guaranteed by all existing obligors under the Existing Notes, and upon completion of the separation of the Studio Business and the Starz Business, the Exchange Notes will be guaranteed exclusively by entities which are part of the Studio Business.

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt.
Film Related Obligations
We utilize our film related obligations to fund our film and television productions or licenses. Our film related obligations at June 30, 2024 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At June 30, 2024, there was $1,306.4 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the licensing of film and television programs that we license, related to our Media Networks business. The Company's programming notes have contractual repayment dates in August 2024. At June 30, 2024, there was $53.8 million outstanding of programming notes.
•Production Tax Credit Facility: We have a $260.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). As of June 30, 2024, tax credit receivables amounting to $336.8 million represented collateral related to the Production Tax Credit Facility. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At June 30, 2024, there was $260.0 million outstanding under the Production Tax Credit Facility.
•IP Credit Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the "IP Credit Facility") based on the collateral consisting solely of certain of our rights in certain acquired library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At June 30, 2024, there was $100.6 million outstanding under the IP Credit Facility.

•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 14, 2027. As of June 30, 2024, there was $175.0 million outstanding under the Backlog Facility.
◦Other. The Company has other loans which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of June 30, 2024, there was $138.0 million outstanding under the "other" loans, of which $67.9 million has a contractual repayment date in July 2025 and $70.1 million has a contractual repayment date in April 2027. As of June 30, 2024, accounts receivable amounting to $84.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at June 30, 2024 amounting to $81.1 million represented collateral related to the "other" loans.
See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our film related obligations.
Accounts Receivable Monetization and Governmental Incentives
Our accounts receivable monetization programs include individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers and previously have included a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions.
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
In addition, the Company has a redeemable noncontrolling interest balance of $123.0 million as of June 30, 2024 related to its acquisition of a controlling interest, consisting of a limited liability company interest, in each of Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 9 to our unaudited condensed consolidated financial statements).
We may from time to time seek to retire or purchase or refinance our outstanding debt through cash purchases, and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, refinancing's, or otherwise. Such repurchases or exchanges or refinancing's, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such repurchases or exchanges could result in a charge from the early extinguishment of debt. The amounts involved may be material.
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

Under the current Media Networks business restructuring plan and ongoing strategic review previously discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the net future cash outlay is estimated to range from approximately $50 million to $55 million, which includes contractual commitments on content in territories being exited, and payments on the remaining amounts payable for content removed or that may be removed from its services. As we continue to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the announced plan to separate the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, we may decide to expand our restructuring plan and exit additional territories or remove certain content off its platform in the future. We may incur additional content impairment and other restructuring charges beyond the estimates above.
In the short-term, we currently expect that our cash requirements for productions will increase and our marketing spend will decrease in fiscal 2025 as compared to fiscal 2024.
However, we currently believe that cash flow from operations, cash on hand, revolving credit facility availability, the monetization of trade accounts receivable, tax-efficient financing, the availability from other financing obligations, available production, license or intellectual property financing, and proceeds from equity financing (see Note 2 to our unaudited condensed consolidated financial statements), will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next 12 months and beyond, including the funding of future film and television production, film and programming rights acquisitions and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
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

Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of June 30, 2024 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of June 30, 2024 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility(2)	$585.0	$—	$585.0
Term Loan A(2)	314.4	41.1	273.3
Term Loan B	605.1	819.2	(214.1)
5.5% Senior Notes	715.0	—	715.0
Film related obligations(3)	2,033.8	1,666.0	367.8
Content related payables(4)	223.0	186.7	36.3
Operating lease obligations	423.7	55.3	368.4
	4,900.0	2,768.3	2,131.7
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(5)	515.2	355.2	160.0
Interest payments(6)	315.0	135.0	180.0
Other contractual obligations	527.5	147.6	379.9
	1,357.7	637.8	719.9
Total future repayment of debt and other commitments under contractual obligations (7)	$6,257.7	$3,406.1	$2,851.6
 ___________________
(1)See Note 6 to our unaudited condensed consolidated financial statements for further information on our corporate debt.
(2)The outstanding amounts under the Revolving Credit Facility and Term Loan A may become due on December 23, 2024 (i.e. 91 days prior to March 24, 2025) prior to its maturity on April 6, 2026 in the event that the aggregate principal amount of outstanding Term Loan B in excess of $250 million has not been repaid, refinanced or extended to have a maturity date on or after July 6, 2026. The Company expects to repay and/or refinance and extend the maturity date of the Term Loan B prior to December 23, 2024 such that the maturity of the revolving credit facility and Term Loan A are not accelerated.
(3)See Note 7 to our unaudited condensed consolidated financial statements for further information on our film related obligations.
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
(6)Includes cash interest payments on our corporate debt and film related obligations, based on the applicable SOFR interest rates at June 30, 2024, net of payments and receipts from the Company's interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(7)Not included in the amounts above are $123.0 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 9 to our unaudited condensed consolidated financial statements).

See Note 19 to our unaudited condensed consolidated financial statements for amounts borrowed in July 2024 under the eOne IP Facility.

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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of June 30, 2024, the Company was in compliance with all applicable covenants.

The 5.5% Senior Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of June 30, 2024, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the three months ended June 30, 2024, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At June 30, 2024, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $63.1 million and accumulated deficit of $3,242.7 million were deemed free of restrictions from paying dividends at June 30, 2024.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $129.0 million for the three months ended June 30, 2024 and increased by $79.9 million for the three months ended June 30, 2023, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,
	2024	2023	Net Change
	(Amounts in millions)
Net Cash Flows Provided By (Used In) Operating Activities	$(158.9)	$29.2	$(188.1)

Cash flows used in operating activities for the three months ended June 30, 2024 were $158.9 million compared to cash flows provided by operating activities of $29.2 million for the three months ended June 30, 2023. The decrease in cash provided by operating activities is due to greater cash used in changes in operating assets and liabilities of $157.3 million. The greater cash used in changes in operating assets and liabilities was driven by increased cash used for investment in film and television programs and program rights, greater decreases in participations and residuals and accounts payable and accrued liabilities, partially offset by greater increases in deferred revenue, and greater proceeds from decreases in accounts receivable, net.
Investing Activities. Cash flows used in investing activities for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Investment in equity method investees and other	$(2.0)	$—
Acquisition of assets (film library and related assets)	(35.0)	—
Increase in loans receivable	—	(0.9)
Capital expenditures	(9.0)	(8.9)
Net Cash Flows Used In Investing Activities	$(46.0)	$(9.8)
Cash flows used in investing activities of $46.0 million for the three months ended June 30, 2024 compared to cash flows used in investing activities of $9.8 million for the three months ended June 30, 2023, primarily due to cash used for the acquisition of a film library and related assets in the current quarter.
Financing Activities. Cash flows provided by financing activities for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$771.8	$490.0
Debt - repurchases and repayments	(1,065.4)	(560.1)
Net proceeds from (repayments and repurchases of) debt	(293.6)	(70.1)

Film related obligations - borrowings	636.9	569.9
Film related obligations - repayments	(557.8)	(423.7)
Net proceeds from (repayments of) film related obligations	79.1	146.2

Sale of noncontrolling interest in Lionsgate Studios Corp. (see Note 2)	294.0	—
Other financing activities	(3.6)	(15.6)
Net Cash Flows Provided By (Used In) Financing Activities	$75.9	$60.5
Cash flows provided by financing activities of $75.9 million for the three months ended June 30, 2024 compared to cash flows provided by financing activities of $60.5 million for the three months ended June 30, 2023. Cash flows provided by financing activities for the three months ended June 30, 2024 primarily reflects net proceeds from the sale of a noncontrolling interest in Lionsgate Studios of $294.0 million, and net film related obligations borrowings of $79.1 million due to net borrowings under production loans and the Production Tax Credit Facility of $64.8 million and net borrowings under the Backlog Facility, IP Credit Facility and other of $14.3 million. These sources of cash were partially offset by net repayments of debt of $293.6 million, which included the prepayment of $84.9 million principal amount of the Term Loan A and $214.1 million principal amount of the Term Loan B and required repayments on our term loans, along with borrowings and repayments under our revolving credit facility for working capital purposes. Cash used for other financing activities of $3.6 million represented primarily tax withholding required on equity awards of $3.0 million.
Cash flows provided by financing activities of $60.5 million for the three months ended June 30, 2023 primarily reflects net film related obligations borrowings of $146.2 million due to net borrowings under production loans and the Production Tax Credit Facility of $3.6 million and net borrowings under the Backlog Facility, IP Credit Facility and other of $142.6 million, offset by net debt repayments and repurchases of $70.1 million. Net debt repayments and repurchases of $70.1 million in the three months ended June 30, 2023 included the below transaction, along with required repayments on our term loans:
•During the three months ended June 30, 2023, we repurchased $85.0 million principal amount of the 5.5% Senior Notes for $61.4 million.
Other financing activities also includes tax withholding required on equity awards of $15.1 million.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.8 billion at June 30, 2024 (March 31, 2024 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.3 billion at June 30, 2024 (March 31, 2024 - $1.5 billion).

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

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to SOFR plus 0.10% plus 1.75% margin. The applicable margin with respect to loans under our Term Loan B is a percentage per annum equal to SOFR plus 0.10% plus 2.25% margin.  Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable SOFR in effect as of June 30, 2024, each quarter point change in interest rates would result in a $1.2 million change in annual net interest expense on the revolving credit facility, Term Loan A, Term Loan B and interest rate swap agreements.

The variable interest film related obligations (which includes our production loans, programming notes, Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.4 million in additional costs capitalized to the respective film or television asset for production loans and programming notes (based on the outstanding principal amount of such loans), and a $1.7 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $260.0 million and $175.0 million, respectively).
At June 30, 2024, our 5.5% Senior Notes had an outstanding carrying value of $697.4 million, and an estimated fair value of $547.9 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.5% Senior Notes by approximately $21.2 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.5% Senior Notes by approximately $22.2 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2024:

	Nine Months Ending March 31,	Year Ending March 31,						Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total	June 30, 2024
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)(2)	$—	$—	$585.0	$—	$—	$—	$585.0	$585.0
Average Interest Rate	—	—	7.18%	—	—	—
Term Loan A(1)(2)	41.1	44.5	313.7	—	—	—	399.3	312.9
Average Interest Rate	7.18%	7.18%	7.18%	—	—	—
Term Loan B(1)	819.2	—	—	—	—	—	819.2	604.3
Average Interest Rate	7.68%	—	—	—	—	—
Film related obligations(3)	1,325.1	590.8	9.5	108.4	—	—	2,033.8	2,033.8
Average Interest Rate	7.00%	6.83%	7.77%	6.66%	—	—
Fixed Rates:
5.5% Senior Notes	—	—	—	—	—	715.0	715.0	547.9
Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(4)
Variable to fixed notional amount	1,700.0	—	—	—	—	—	1,700.0	28.1
 ____________________
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)The outstanding amounts under the Revolving Credit Facility and Term Loan A may become due on December 23, 2024 (i.e. 91 days prior to March 24, 2025) prior to its maturity on April 6, 2026 in the event that the aggregate principal amount of outstanding Term Loan B in excess of $250 million has not been repaid, refinanced or extended to have a maturity date on or after July 6, 2026. The Company expects to repay and/or refinance and extend the maturity date of the Term Loan B prior to December 23, 2024 such that the maturity of the revolving credit facility and Term Loan A are not accelerated.
(3)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, programming notes, Backlog Facility and other, and IP Credit Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 7 to our unaudited condensed consolidated financial statements for further information). See Note 19 to our unaudited condensed consolidated financial statements for amounts borrowed in July 2024 under the eOne IP Facility.
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
As of June 30, 2024, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
On December 27, 2023, we purchased all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business and, as a result, we have begun integrating the processes, systems and controls relating to eOne into our existing system of internal control over financial reporting in accordance with our integration plans. As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, except for the processes, systems and controls relating to the integration of eOne, there has been no such change during the quarter ended June 30, 2024.

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

Item 1A.  Risk Factors.

There were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

No common shares were purchased by us during the three months ended June 30, 2024.

Additionally, during the three months ended June 30, 2024, no Class A voting shares and 307,002 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.3.1+	Amendment No. 1 to Business Combination Agreement, dated as of April 11, 2024, by and among Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, Lions Gate Entertainment Corp., LG Sirius Holdings ULC and LG Orion Holdings ULC.	8-K	2.1	4/12/2024
2.3.2+	Amendment No. 2 to the Business Combination Agreement, dated as of May 9, 2024, by and among Lions Gate Entertainment Corp., Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, LG Sirius Holdings ULC and LG Orion Holdings ULC.	8-K	2.1	5/15/2024
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
4.1	Supplemental Indenture No. 10, dated as of May 8, 2024, among Lions Gate Capital Holdings LLC, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee	8-K	4.1	5/8/2024
4.2	Indenture, dated as of May 8, 2024, among Lions Gate Capital Holdings 1, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.2	5/8/2024
10.7.2	Amendment to the Voting and Standstill Agreement, dated as of May 13, 2024, by and among Lions Gate Entertainment Corp., Lionsgate Studios Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC.	8-K	10.4	5/15/2024
10.21	Form of Subscription Agreement.	8-K	10.2	12/26/2023
10.23	Form of Lock-Up Agreement	8-K	10.4	12/26/2023
10.25	Form of Amended and Restated Registration Rights Agreement	8-K	10.6	12/26/2023
10.26	Exchange Agreement by and among Lions Gate Entertainment Corp., Lions Gate Capital Holdings 1, Inc., Lions Gate Capital Holdings LLC, and the Noteholder Parties Party thereto, dated May 2, 2024	8-K	10.1	12/26/2023
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
xx
Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 8, 2024		Title:	Duly Authorized Officer and Chief Financial Officer