Form 10-Q
period 2024-12-31
LIONS GATE ENTERTAINMENT CORP /CN/
filed 2025-02-10
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 3, 2025
Class A Voting Common Shares, no par value per share	83,691,063 shares
Class B Non-Voting Common Shares, no par value per share	156,789,496 shares

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: statements about our ability to effectuate the proposed separation of our Studio Business and our STARZ Business (the “Proposed Separation”); the anticipated benefits of the Proposed Separation; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; weakness in the global economy and financial markets, including a recession and future bank failures and general economic uncertainty; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; and the other risks and uncertainties discussed under Part I, Item 1A. “Risk Factors” found in our Form 10-K, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.
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

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at investors.lionsgate.com, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.

The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$200.5	$314.0
Accounts receivable, net	560.0	753.0
Other current assets	310.4	396.5
Total current assets	1,070.9	1,463.5
Investment in films and television programs and program rights, net	3,376.3	2,762.2
Property and equipment, net	83.7	88.5
Investments	79.4	74.8
Intangible assets, net	880.9	991.8
Goodwill	808.5	811.2
Other assets	867.6	900.7
Total assets	$7,167.3	$7,092.7
LIABILITIES
Accounts payable	$336.7	$327.6
Content related payables	147.2	190.0
Other accrued liabilities	199.6	355.1
Participations and residuals	642.2	678.4
Film related obligations	1,497.0	1,393.1
Debt - short term portion	119.0	860.3
Deferred revenue	457.9	187.6
Total current liabilities	3,399.6	3,992.1
Debt	2,441.8	1,619.7
Participations and residuals	388.8	435.1
Film related obligations	443.2	544.9
Other liabilities	503.9	556.4
Deferred revenue	121.3	118.4
Deferred tax liabilities	25.1	13.3
Total liabilities	7,323.7	7,279.9
Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	99.7	123.3

EQUITY (DEFICIT)
Class A voting common shares, no par value, 500.0 shares authorized, 83.7 shares issued (March 31, 2024 - 83.6 shares issued)	674.5	673.6
Class B non-voting common shares, no par value, 500.0 shares authorized, 156.6 shares issued (March 31, 2024 - 151.7 shares issued)	2,503.5	2,474.4
Accumulated deficit	(3,422.7)	(3,576.7)
Accumulated other comprehensive income	76.4	116.0
Total Lions Gate Entertainment Corp. shareholders' equity (deficit)	(168.3)	(312.7)
Noncontrolling interests	(87.8)	2.2
Total equity (deficit)	(256.1)	(310.5)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$7,167.3	$7,092.7
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions, except per share amounts)
Revenues	$970.5	$975.1	$2,753.8	$2,899.1
Expenses
Direct operating	567.3	510.8	1,639.7	1,549.1
Distribution and marketing	174.4	220.0	606.0	686.0
General and administration	105.9	121.0	334.9	368.1
Depreciation and amortization	43.8	49.9	135.4	138.9
Restructuring and other	43.3	116.9	71.9	371.0
Goodwill and intangible asset impairment	—	—	—	663.9
Total expenses	934.7	1,018.6	2,787.9	3,777.0
Operating income (loss)	35.8	(43.5)	(34.1)	(877.9)
Interest expense	(69.1)	(67.1)	(212.2)	(192.9)
Interest and other income	3.1	1.8	11.6	6.5
Other gains (losses), net	8.4	(2.5)	(10.6)	(19.6)
Gain (loss) on extinguishment of debt	(0.3)	—	(6.7)	21.2
Gain on investments, net	—	4.4	—	2.7
Equity interests income	7.6	4.2	8.5	5.7
Loss before income taxes	(14.5)	(102.7)	(243.5)	(1,054.3)
Income tax provision	(4.0)	(4.7)	(16.0)	(12.5)
Net loss	(18.5)	(107.4)	(259.5)	(1,066.8)
Less: Net loss (income) attributable to noncontrolling interests	(3.4)	0.8	14.8	3.3
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(21.9)	$(106.6)	$(244.7)	$(1,063.5)

Per share information attributable to Lions Gate Entertainment Corp. shareholders:
Basic net loss per common share	$(0.09)	$(0.45)	$(1.03)	$(4.56)
Diluted net loss per common share	$(0.09)	$(0.45)	$(1.03)	$(4.56)

Weighted average number of common shares outstanding:
Basic	240.2	235.1	238.4	233.1
Diluted	240.2	235.1	238.4	233.1
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Net loss	$(18.5)	$(107.4)	$(259.5)	$(1,066.8)
Foreign currency translation adjustments, net of tax	(24.4)	3.0	(12.7)	1.6
Net unrealized gain (loss) on cash flow hedges, net of tax	0.7	(23.0)	(19.1)	(6.1)
Comprehensive loss	(42.2)	(127.4)	(291.3)	(1,071.3)
Less: Comprehensive loss attributable to noncontrolling interests	0.1	0.8	18.3	3.3
Comprehensive loss attributable to Lions Gate Entertainment Corp. shareholders	$(42.1)	$(126.6)	$(273.0)	$(1,068.0)
See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Three Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Lions Gate Entertainment Corp. Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at September 30, 2024	83.6	$674.0	156.4	$2,483.7	$(3,396.4)	$96.6	$(142.1)	$(82.5)	$(224.6)
Exercise of stock options	—	—	—	0.4	—	—	0.4	—	0.4
Share-based compensation, net of share cancellations for taxes	0.1	0.3	0.2	19.2	—	—	19.5	—	19.5
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Sale of noncontrolling interest in Lionsgate Studios Corp. (see Note 2)	—	—	—	—	(4.0)	—	(4.0)	0.6	(3.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6.1)	(6.1)
Net loss	—	—	—	—	(21.9)	—	(21.9)	3.7	(18.2)
Other comprehensive loss	—	—	—	—	—	(20.2)	(20.2)	(3.5)	(23.7)
Redeemable noncontrolling interests adjustments	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Balance at December 31, 2024	83.7	$674.5	156.6	$2,503.5	$(3,422.7)	$76.4	$(168.3)	$(87.8)	$(256.1)

Balance at September 30, 2023	83.5	$673.0	151.4	$2,437.0	$(3,467.5)	$136.4	$(221.1)	$2.3	$(218.8)
Exercise of stock options	—	—	—	0.2	—	—	0.2	—	0.2
Share-based compensation, net of share cancellations for taxes	—	0.2	0.1	21.9	—	—	22.1	—	22.1
Issuance of common shares	0.1	0.2	—	0.2	—	—	0.4	—	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Net loss	—	—	—	—	(106.6)	—	(106.6)	0.3	(106.3)
Other comprehensive loss	—	—	—	—	—	(20.0)	(20.0)	—	(20.0)
Redeemable noncontrolling interests adjustments	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Balance at December 31, 2023	83.6	$673.4	151.5	$2,459.3	$(3,574.6)	$116.4	$(325.5)	$1.8	$(323.7)
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Nine Months Ended
	Class A Voting		Class B Non-Voting		Accumulated Deficit	Accumulated Other Comprehensive Income	Lions Gate Entertainment Corp. Shareholders' Equity (Deficit)	Noncontrolling Interests (a)	Total Equity (Deficit)
	Common Shares		Common Shares
	Number	Amount	Number	Amount
	(Amounts in millions)
Balance at March 31, 2024	83.6	$673.6	151.7	$2,474.4	$(3,576.7)	$116.0	$(312.7)	$2.2	$(310.5)
Exercise of stock options	—	—	0.1	0.7	—	—	0.7	—	0.7
Share-based compensation, net of share cancellations for taxes	0.1	0.7	4.8	28.2	—	—	28.9	—	28.9
Issuance of common shares	—	0.2	—	0.2	—	—	0.4	—	0.4
Sale of noncontrolling interest in Lionsgate Studios Corp. (see Note 2)	—	—	—	—	389.7	(11.3)	378.4	(100.2)	278.2
Noncontrolling interests (see Note 9)	—	—	—	—	—	—	—	33.6	33.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6.7)	(6.7)
Net loss	—	—	—	—	(244.7)	—	(244.7)	(13.2)	(257.9)
Other comprehensive loss	—	—	—	—	—	(28.3)	(28.3)	(3.5)	(31.8)
Redeemable noncontrolling interests adjustments	—	—	—	—	9.0	—	9.0	—	9.0
Balance at December 31, 2024	83.7	$674.5	156.6	$2,503.5	$(3,422.7)	$76.4	$(168.3)	$(87.8)	$(256.1)

Balance at March 31, 2023	83.5	$672.3	145.9	$2,430.9	$(2,439.6)	$120.9	$784.5	$1.5	$786.0
Exercise of stock options	—	—	—	0.5	—	—	0.5	—	0.5
Share-based compensation, net of share cancellations for taxes	—	0.6	5.6	27.4	—	—	28.0	—	28.0
Issuance of common shares	0.1	0.5	—	0.5	—	—	1.0	—	1.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Net loss	—	—	—	—	(1,063.5)	—	(1,063.5)	1.1	(1,062.4)
Other comprehensive income	—	—	—	—	—	(4.5)	(4.5)	—	(4.5)
Redeemable noncontrolling interests adjustments	—	—	—	—	(71.5)	—	(71.5)	—	(71.5)
Balance at December 31, 2023	83.6	$673.4	151.5	$2,459.3	$(3,574.6)	$116.4	$(325.5)	$1.8	$(323.7)
_____________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 9).

See accompanying notes.

LIONS GATE ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Operating Activities:
Net loss	$(259.5)	$(1,066.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	135.4	138.9
Amortization of films and television programs and program rights	1,205.9	1,138.7
Amortization of debt financing costs and other non-cash interest	24.5	22.0
Non-cash share-based compensation	59.0	75.3
Other non-cash items	31.1	35.0
Goodwill and intangible asset impairment	—	663.9
Content and other impairments	17.1	317.4
(Gain) loss on extinguishment of debt	6.7	(21.2)
Equity interests income	(8.5)	(5.7)
Gain on investments, net	—	(2.7)
Deferred income taxes	11.8	(13.4)
Changes in operating assets and liabilities:
Accounts receivable, net	281.5	57.4
Investment in films and television programs and program rights, net	(1,776.2)	(926.2)
Other assets	(25.9)	(24.3)
Accounts payable and accrued liabilities	(192.7)	(93.4)
Participations and residuals	(85.2)	10.4
Content related payables	(53.5)	57.3
Deferred revenue	268.8	38.8
Net Cash Flows Provided By (Used In) Operating Activities	(359.7)	401.4
Investing Activities:
Net proceeds from purchase price adjustments for eOne acquisition (see Note 2)	12.0	—
Purchase of eOne, net of cash acquired (see Note 2)	—	(331.1)
Proceeds from the sale of other investments	1.5	5.2
Investment in equity method investees and other	(2.0)	(11.3)
Acquisition of assets (film library and related assets)	(35.0)	—
Increase in loans receivable	—	(3.6)
Repayment of loans receivable	0.8	—
Capital expenditures	(23.6)	(24.7)
Net Cash Flows Used In Investing Activities	(46.3)	(365.5)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	3,557.7	2,270.5
Debt - repurchases and repayments	(3,493.0)	(1,987.4)
Film related obligations - borrowings	1,692.0	1,262.6
Film related obligations - repayments	(1,703.9)	(1,530.3)
Sale of noncontrolling interest in Lionsgate Studios Corp. (see Note 2)	281.7	—
Purchase of noncontrolling interest	(7.4)	(0.6)
Distributions to noncontrolling interest	(6.7)	(1.7)
Exercise of stock options	0.7	0.5
Tax withholding required on equity awards	(28.7)	(31.0)
Net Cash Flows Provided By (Used In) Financing Activities	292.4	(17.4)
Net Change In Cash, Cash Equivalents and Restricted Cash	(113.6)	18.5
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(3.7)	1.7
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	371.4	313.0
Cash, Cash Equivalents and Restricted Cash - End Of Period	$254.1	$333.2

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
The unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The balance sheet at March 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates of future viewership used for the amortization of licensed program rights; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; fair value of assets and liabilities for allocation of the purchase price of companies and assets acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; and impairment assessments for investment in films and television programs and licensed program rights, goodwill and intangible assets. Actual results could differ from such estimates.

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

As of December 31, 2024, the unaudited condensed consolidated balance sheet included assets and liabilities of CP LG totaling $72.6 million (which is primarily comprised of investment in film and television programs) and $12.3 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

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

Following the transaction, approximately 87.8% of the total shares of Lionsgate Studios continue to be held by the Company, while former SEAC public shareholders and founders and common equity financing investors own approximately 12.2% of Lionsgate Studios. In addition to establishing Lionsgate Studios as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to the Company, including $254.3 million in private investments in public equities ("PIPE") financing, which amount excludes an aggregate of approximately $20.0 million that remains due from a PIPE Investor that subscribed for common shares and which shares, as of December 31, 2024, are pending issuance subject to receipt of such amount. The net proceeds were used to partially pay down amounts outstanding under the Term Loan A and Term Loan B pursuant to the Credit Agreement (see Note 6).

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
In connection with the Business Combination, as described above, approximately 12.2% of the Lionsgate Studios common shares were issued to the SEAC public shareholders and founders and other common equity financing investors in exchange for net proceeds of $278.2 million. The following table reconciles the gross proceeds to the net proceeds reflected in the consolidated statement of cash flows and the consolidated statement of equity (deficit):

(Amounts in millions)
Total gross cash proceeds	$330.0
Less: SEAC warrant exchange payment (1)	(12.5)
Less: Transaction costs	(39.3)
Net proceeds from the sale of noncontrolling interest in Lionsgate Studios Corp. per the condensed consolidated statement of equity (deficit)	278.2
Add: Transaction costs accrued and not paid, net of transaction costs previously paid	3.5
Net cash proceeds from the sale of noncontrolling interest in Lionsgate Studios per the condensed consolidated statement of cash flows	$281.7
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
The Company recorded a reduction of noncontrolling interest in shareholders' equity (deficit) of $100.2 million and a reduction of accumulated other comprehensive income of $11.3 million for the issuance of the Lionsgate Studios common shares, which was based upon the 12.2% ownership interest in the carrying value of Lionsgate Studios. The reduction in noncontrolling interest was due to the negative carrying value of Lionsgate Studios as of May 13, 2024, partially offset by an amount allocated to certain options described below. The difference between the net cash proceeds and the amounts recorded as noncontrolling interest and accumulated other comprehensive income was reflected as a reduction of accumulated deficit in the consolidated statement of shareholders' equity (deficit). See Note 9.
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

eOne Acquisition

On December 27, 2023, the Company, and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $373.1 million. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.
The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023.

Allocation of Purchase Consideration. The Company has made an allocation of the purchase price of eOne to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(Amounts in millions)
Cash and cash equivalents	$54.1
Accounts receivable	293.2
Investment in films and television programs	370.2
Property and equipment	14.0
Intangible assets	4.0
Other assets(1)	172.4
Accounts payable and accrued liabilities	(69.3)
Content related payables	(38.8)
Participations and residuals(1)	(202.9)
Film related obligations(1)	(105.8)
Other liabilities and deferred revenue(1)	(130.9)
Fair value of net assets acquired	360.2
Goodwill	12.9
Purchase price consideration at December 31, 2024	$373.1
______________
(1)Includes current and non-current amounts.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill amount reflected in the table above arises from the opportunity for strengthening the Company's global distribution infrastructure and enhanced positioning for motion picture and television projects and selling opportunities. The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow (DCF) analyses, and thus represent Level 3 fair value measurements.

Investment in films and television programs includes the fair value of completed films and television programs which have been produced by eOne or for which eOne has acquired distribution rights, as well as the fair value of films and television programs in production, pre-production and development. For investment in films and television programs, the fair value was estimated based on forecasted cash flows discounted to present value at a rate commensurate with the risk of the assets. Titles that were released less than three years prior to the acquisition date (December 27, 2023) were valued individually and will be amortized using the individual film forecast method, based on the ratio of current period revenues to management’s estimated remaining total gross revenues to be earned ("ultimate revenue"). Titles released more than three years prior to the acquisition date were valued as part of a library and will be amortized on a straight-line basis over the estimated useful life of 5 years to 10 years.
The intangible assets acquired include trade names with a weighted average estimated useful life of 5 years. The fair value of the trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments.

Other fair value adjustments were made to property and equipment and right-of-use lease assets to reflect the fair value of certain assets upon acquisition.

Deferred taxes, net of any required valuation allowance, were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to film and television programs, other intangible assets, and certain property and equipment, right-of-use lease assets, and other liabilities.

The fair value of eOne's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, participations and residuals, film related obligations and other liabilities were estimated to approximate their book values.

Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrates the results of operations of the Company as if the acquisition of eOne as described above occurred on April 1, 2023. The unaudited pro forma condensed consolidated financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on April 1, 2023, nor is it indicative of future results. The statement of operations information below includes the statement of operations of eOne for the nine months ended September 30, 2023 combined with the Company's statement of operations for the nine months ended December 31, 2023, respectively.

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2023	2023
	(Amounts in millions)
Revenues	$1,116.0	$3,318.4
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(87.4)	$(1,344.0)

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

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Investment in Films and Television Programs:
Individual Monetization
Released, net of accumulated amortization	$899.5	$878.3
Completed and not released	201.3	225.4
In progress	794.7	469.2
In development	107.6	65.7
	2,003.1	1,638.6
Film Group Monetization
Released, net of accumulated amortization	459.4	497.1
Completed and not released	274.9	170.1
In progress	337.0	179.0
In development	11.4	4.3
	1,082.7	850.5
Licensed program rights, net of accumulated amortization	290.5	273.1
Investment in films and television programs and licensed program rights, net	$3,376.3	$2,762.2

At December 31, 2024, acquired film and television libraries have remaining unamortized costs of $245.0 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted-average remaining period of approximately 13.5 years (March 31, 2024 - unamortized costs of $223.1 million).

Amortization of investment in film and television programs and licensed program rights by predominant monetization strategy is as follows, and was included in direct operating expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Amortization expense:
Individual monetization	$286.0	$214.2	$797.6	$618.6
Film group monetization	56.5	66.8	212.5	276.7
Licensed program rights	89.2	90.2	195.8	243.4
	$431.7	$371.2	$1,205.9	$1,138.7

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments. Investment in films and television programs and licensed program rights includes write-downs to fair value. The following table sets forth impairments by segment and the line item in our unaudited condensed consolidated statement of operations they are recorded in for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$0.2	$0.5	$18.8	$27.5
Television Production	0.4	1.2	0.4	6.6
Impairments not included in segment operating results(2):
Included in restructuring and other	0.9	77.8	(1.9)	317.4
	$1.5	$79.5	$17.3	$351.5
________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts reflected in the table above which presents amortization of investment in film and television programs and licensed program rights by predominant monetization strategy.
(2)Represents charges (net recoveries) primarily related to the Media Networks restructuring plan initiatives. In addition, amounts in the three and nine months ended December 31, 2024 also include content impairments of $7.3 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. See Note 14 for further information.

4. Investments
The Company's investments consisted of the following:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Investments in equity method investees	$69.7	$68.4
Other investments(1)	9.7	6.4
	$79.4	$74.8
________________
(1)Other investments represents equity investments without readily determinable fair values.

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

5. Goodwill and Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Media Networks	Total
	(Amounts in millions)
Balance as of March 31, 2024(1)	$398.6	$412.6	$—	$811.2
Measurement period adjustments(2)	(1.7)	(1.0)	—	(2.7)
Balance as of December 31, 2024(1)	$396.9	$411.6	$—	$808.5
________________
(1)As of December 31, 2024 and March 31, 2024, accumulated goodwill impairment losses totaled $1.969 billion related to the Media Networks reporting unit.
(2)Measurement period adjustments for the acquisition of eOne reflect a decrease to goodwill of $2.7 million resulting from an adjustment to the purchase price related to a settlement of certain working capital items of $12.0 million partially offset by a net decrease in the estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of a net decrease to accounts receivable of $5.6 million, a net decrease in investment in films and television programs of $1.6 million, net increases to content related payables of $3.4 million, participations and residuals of $1.0 million, and accrued and other liabilities of $1.9 million, partially offset by a net increase to other assets of $4.2 million.

Fiscal 2024 Goodwill and Intangible Asset Impairments:
Goodwill Impairment. During the second quarter ended September 30, 2023, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Media Networks segment, including its growth in subscribers and revenue worldwide, and the expanded restructuring activities discussed in Note 14, along with recent market valuation multiples, the Company updated its quantitative impairment assessment for its Media Networks reporting unit goodwill based on the most recent data and expected growth trends. In performing its quantitative impairment assessment, the fair value of the Company's reporting units was estimated by using a combination of discounted cash flow ("DCF") analyses and market-based valuation methodologies. Based on its quantitative impairment assessment, the Company determined that the fair value of its Media Networks reporting unit was less than its carrying value (after the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $493.9 million in the second quarter ended September 30, 2023, representing all of the then remaining Media Networks reporting unit goodwill, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2023.
Intangible Asset Impairment. During the second quarter ended September 30, 2023, due to the events and their impact discussed above related to the Media Networks reporting unit, the Company performed a quantitative impairment assessment of its indefinite-lived Starz trade names. The fair value of the Company's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of the trade names, the Company recorded an impairment charge of $170.0 million in the second quarter ended September 30, 2023, related to the Company's Starz business, which is recorded in the "goodwill and intangible asset impairment" line item in the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2023. After performing its quantitative

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment assessment, the Company then reassessed the estimated useful life of its trade names with a remaining carrying value of $80.0 million at September 30, 2023 (net of the impairment charge discussed above), and beginning October 1, 2023, the trade names are being accounted for as finite-lived intangible assets and amortized over their estimated useful life.

6. Debt

Total debt of the Company, excluding film related obligations, was as follows:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Corporate debt:
Revolving Credit Facility	$390.0	$575.0
Term Loan A	314.4	399.3
Term Loan B	—	819.2
5.5% Senior Notes and Exchange Notes	715.0	715.0
eOne IP Credit Facility	331.5	—
LG IP Credit Facility	850.0	—
Total corporate debt	2,600.9	2,508.5
Unamortized debt issuance costs	(40.1)	(28.5)
Total debt, net	2,560.8	2,480.0
Less current portion	(119.0)	(860.3)
Non-current portion of debt	$2,441.8	$1,619.7

Senior Credit Facilities (Revolving Credit Facility, Term Loan A and Term Loan B)
Revolving Credit Facility Availability of Funds & Commitment Fee. The Revolving Credit Facility provides for borrowings and letters of credit up to an aggregate of $1.25 billion, and at December 31, 2024 there was $860.0 million available. However, borrowing levels are subject to certain financial covenants as discussed below. There were no letters of credit outstanding at December 31, 2024. The Company is required to pay a quarterly commitment fee on the Revolving Credit Facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the "Credit Agreement"), on the total Revolving Credit Facility of $1.25 billion less the amount drawn.
Maturity Date:
•Revolving Credit Facility & Term Loan A: April 6, 2026.
•Term Loan B: In November 2024, the Company paid in full the term loan B facility due March 24, 2025 (the "Term Loan B"). See the "Other Debt Transactions" section below.
Interest:
•Revolving Credit Facility & Term Loan A: The Revolving Credit Facility and term loan A facility due April 2026 (the "Term Loan A") bear interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%), with a SOFR floor of zero. The margin is subject to potential increases of up to 50 basis points (two increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Credit Agreement (effective interest rate of 6.18% as of December 31, 2024, before the impact of interest rate swaps, see Note 17 for interest rate swaps).
•Term Loan B: The Term Loan B bore interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin).
Required Principal Payments:
•Term Loan A: Quarterly principal payments, at quarterly rates of 1.75% and increasing to 2.50% beginning September 30, 2024 through March 31, 2026, with the balance payable at maturity.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan A also requires mandatory prepayments in connection with certain asset sales, subject to certain significant exceptions, as defined in the Credit Agreement.
Optional Prepayment:
•Revolving Credit Facility & Term Loan A: The Company may voluntarily prepay the Revolving Credit Facility & Term Loan A at any time without premium or penalty
Security. The Senior Credit Facilities are guaranteed by the guarantors named in the Credit Agreement and are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Credit Agreement), subject to certain exceptions.
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2024, the Company was in compliance with all applicable covenants.
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

Security. The 5.5% Senior Notes and Exchange Notes are unsubordinated, unsecured obligations of the Company.

Covenants. The Exchange Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2024, the Company was in compliance with all applicable covenants.
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
eOne IP Credit Facility. In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The eOne IP Credit Facility is subject to quarterly required principal payments of $8.5 million, beginning November 14, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.58% as of December 31, 2024, before the impact of interest rate swaps, see Note 17 for interest rate swaps). The eOne IP Credit Facility matures on July 3, 2029.
LG IP Credit Facility. In September 2024, certain subsidiaries of the Company entered into a $455.0 million senior secured amortizing term credit facility (the "LG IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles. In November 2024 and December 2024, the Company closed amendments which increased the maximum principal amount of the LG IP Credit Facility to $850.0 million as of December 31, 2024, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The LG IP Credit Facility is subject to quarterly required principal payments of $21.25 million, beginning February 14, 2025, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.58% as of December 31, 2024, before the impact of interest rate swaps, see Note 17 for interest rate swaps). The LG IP Credit Facility matures on September 30, 2029.
Capacity to Pay Dividends
At December 31, 2024, the capacity to pay dividends under the Senior Credit Facilities and the 5.5% Senior Notes and Exchange Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $259.5 million and accumulated deficit of $3,422.7 million were deemed free of restrictions from paying dividends at December 31, 2024.
Other Debt Transactions:
Term Loan A and Term Loan B Prepayment. In May 2024, the Company used the proceeds from the equity issuance associated with the Business Combination (Note 2) to prepay $84.9 million principal amount of the Term Loan A and $214.1 million of the Term Loan B, together with accrued and unpaid interest thereon.
In September 2024, the Company used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the Term Loan B, together with accrued and unpaid interest thereon.
In November 2024, the Company used the proceeds from the increase in the LG IP Credit Facility to pay in full the remaining $250.0 million principal amount of the Term Loan B, together with accrued and unpaid interest thereon.

Senior Notes Repurchases. In the nine months ended December 31, 2023, the Company repurchased $85.0 million principal amount of the 5.5% Senior Notes for $61.4 million, together with accrued and unpaid interest (none in the three months ended December 31, 2023).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (Loss) on Extinguishment of Debt:
During the three and nine months ended December 31, 2024 and 2023, the Company recorded a gain (loss) on extinguishment of debt related to the transactions described above as summarized in the table below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Gain (Loss) on Extinguishment of Debt:
Senior Notes exchange and repurchases(1)	$—	$—	$(4.9)	$21.2
Term Loan A and B prepayments	(0.3)	—	(1.8)	—
	$(0.3)	$—	$(6.7)	$21.2
________________
(1)The 5.5% Senior Notes Exchange was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the unamortized debt issuance costs are being amortized over the applicable term of the debt and the third-party costs of $4.9 million were expensed as a loss on extinguishment of debt in the nine months ended December 31, 2024.

7. Film Related Obligations

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Film related obligations:
Production Loans	$1,346.0	$1,292.2
Production Tax Credit Facility	257.8	260.0
Programming Notes	75.8	—
Backlog Facility and Other	179.0	287.3
Film Library Facility	87.5	109.9
Total film related obligations	1,946.1	1,949.4
Unamortized issuance costs	(5.9)	(11.4)
Total film related obligations, net	1,940.2	1,938.0

Less current portion	(1,497.0)	(1,393.1)
Total non-current film related obligations	$443.2	$544.9
Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 5.82% (before the impact of interest rate swaps, see Note 17 for interest rate swaps). Production loans amounting to $1,212.8 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $133.2 million are unsecured.
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
As of December 31, 2024, the maximum principal amount of the Production Tax Credit Facility was $260.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of December 31, 2024, tax credit receivables amounting to $353.1 million represented collateral related to the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 5.93% at December 31, 2024). As of December 31, 2024, there was $2.2 million available under the Production Tax Credit Facility. The Production Tax Credit Facility was to mature on January 27, 2025, however in January and February 2025, the Company entered into amendments to the Production Tax Credit Facility which extended the maturity to January 27, 2028 and increased the maximum principal amount to $280.0 million, see Note 19.
Programming Notes. Programming notes represent individual unsecured loans for the licensing of film and television programs that the Company licenses, related to the Company's Media Networks business. The Company's programming notes have contractual repayment dates in January 2025, and incur SOFR-based interest at a weighted average rate of 7.33%.
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
Advances under the Film Library Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 6.75% at December 31, 2024). The Film Library Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on and secured by collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 5.58% at December 31, 2024). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to 2 years, 90 days after the revolving period ends, currently August 14, 2027. As of December 31, 2024, there was $151.9 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2024 - $175.0 million outstanding).
Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of December 31, 2024, there was $27.1 million outstanding (March 31,

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 - $112.3 million outstanding) under the "other" loans, incurring SOFR-based interest at a weighted average rate of 5.76%, with a contractual repayment date in July 2025. As of December 31, 2024, accounts receivable amounting to $20.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at December 31, 2024 amounting to $11.0 million represented collateral related to the "other" loans.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2024 and March 31, 2024:

	December 31, 2024			March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 17)	$—	$1.9	$1.9	$—	$—	$—
Interest rate swaps (see Note 17)	—	0.7	0.7	—	35.6	35.6

Liabilities:
Forward exchange contracts (see Note 17)	—	—	—	—	(2.8)	(2.8)
Interest rate swaps (see Note 17)	—	—	—	—	—	—

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at December 31, 2024 and March 31, 2024:

	December 31, 2024		March 31, 2024
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Revolving Credit Facility	$386.8	$390.0	$569.9	$575.0
Term Loan A	313.1	313.6	396.6	397.3
Term Loan B	—	—	816.9	818.1
5.5% Senior Notes and Exchange Notes	699.1	604.9	696.6	536.2
eOne IP Credit Facility	325.8	331.5	—	—
LG IP Credit Facility	836.0	850.0	—	—
Production Loans	1,342.3	1,346.0	1,286.2	1,292.2
Production Tax Credit Facility	257.7	257.8	258.7	260.0
Programming Notes	75.8	75.8	—	—
Backlog Facility and Other	178.6	179.0	285.4	287.3
Film Library Facility	85.7	87.5	107.6	109.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, and other liabilities. The carrying values of these financial instruments approximated the fair values at December 31, 2024 and March 31, 2024.

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Beginning balance	$123.3	$343.6
Net loss attributable to redeemable noncontrolling interests	(1.6)	(4.4)
Adjustments to redemption value	0.9	71.5
Cash contributions (distributions)	0.5	(1.0)
Purchase of noncontrolling interest	(23.4)	(0.6)
Ending balance	$99.7	$409.1

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
At the completion of the purchase, a portion of the noncontrolling interest continued to be considered compensatory, as it was subject to forfeiture provisions upon termination of employment under certain circumstances, and the remaining portion represented the noncontrolling interest holders' fully vested equity interest. Under the new arrangement, the holders' right to sell their interest to the Company, and the Company's right to purchase the noncontrolling interest, are based on a formula-based amount (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above were based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is now considered a liability award, and as a result, during the fourth quarter of fiscal 2024, approximately $93.2 million was reclassified from mezzanine equity to a liability, and is reflected in "other liabilities - non-current" in the consolidated balance sheet at March 31, 2024 and December 31, 2024.

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

Lionsgate Studios. In connection with the Business Combination discussed in Note 2, on May 13, 2024, the Company recorded a noncontrolling interest representing approximately 12.2% of Lionsgate Studios amounting to a reduction of noncontrolling interest in shareholders' equity (deficit) of $100.2 million, due to the negative carrying value of Lionsgate Studios at May 13, 2024, partially offset by an amount allocated to certain options. See Note 2 for further information.

Other. In connection with the Company's investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 2, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $33.6 million ($29.8 million at December 31, 2024). See Note 2 for further information.

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

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and nine months ended December 31, 2024 and 2023. The Motion Picture and Television Production segments include the revenues of eOne from the acquisition date of December 27, 2023 (see Note 2).

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$35.0	$100.1	$91.1	$194.2
Home Entertainment
Digital Media	145.7	155.5	400.3	495.3
Packaged Media	16.0	21.0	37.8	63.0
Total Home Entertainment	161.7	176.5	438.1	558.3
Television	38.3	65.3	235.0	214.5
International	68.3	94.7	284.3	255.3
Other	5.9	6.6	14.8	23.3
Total Motion Picture revenues	309.2	443.2	1,063.3	1,245.6

Television Production
Television	259.9	182.3	733.1	554.2
International	59.3	32.1	144.8	137.7
Home Entertainment
Digital Media	55.5	17.4	108.7	113.4
Packaged Media	1.7	0.3	3.0	1.0
Total Home Entertainment	57.2	17.7	111.7	114.4
Other	28.2	16.3	72.9	54.4
Total Television Production revenues	404.6	248.4	1,062.5	860.7

Media Networks - Programming Revenues
Domestic(1)	341.9	346.9	1,030.1	1,032.6
International	2.6	70.3	11.4	182.3
	344.5	417.2	1,041.5	1,214.9

Intersegment eliminations	(87.8)	(133.7)	(413.5)	(422.1)
Total revenues	$970.5	$975.1	$2,753.8	$2,899.1

_________
(1)During the quarter ended June 30, 2024, the Company changed the presentation of Media Networks programming revenues to reflect revenues from Canada in the "Domestic" line item above in order to be consistent with how management is now reviewing the Media Networks segment. Revenues from Canada of $4.2 million and $12.7 million, respectively, for the three and nine months ended December 31, 2023 were reclassified to "Domestic" from "International" in the table above to conform to the current period presentation.
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2024 are as follows:

	Rest of Year Ending March 31, 2025	Year Ending March 31,
		2026	2027	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$652.5	$783.7	$184.9	$139.0	$1,760.1

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $46.3 million and $204.2 million, respectively, including variable and fixed fee arrangements, were recognized during the three and nine months ended December 31, 2024 from performance obligations satisfied prior to March 31, 2024. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 18 for accounts receivable, contract assets and deferred revenue balances at December 31, 2024 and March 31, 2024.

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

Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2024	(Benefit) provision for doubtful accounts	Other(1)	Uncollectible accounts written-off	December 31, 2024
	(Amounts in millions)
Provision for doubtful accounts	$7.2	$(0.6)	$2.5	$(1.0)	$8.1
______________________
(1)Represents a measurement period adjustment to the provision for doubtful accounts acquired in the acquisition of eOne (see Note 2).

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company's customers' audit rights to expire. See Note 18 for contract assets at December 31, 2024 and March 31, 2024.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of December 31, 2024 increased as compared to March 31, 2024 due to the receipt of customers’ payments for certain television programs and motion pictures prior to the Company satisfying the corresponding performance obligation (i.e., completion and delivery of the television programs and motion pictures, and the start of the customers' exploitation rights). The change in deferred revenue was also impacted by the industry strikes which has affected the timing of content deliveries. Revenues of $13.0 million and $148.8 million, respectively, were recognized during the three and nine months ended December 31, 2024 related to the balance of deferred revenue at March 31, 2024.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Net Loss Per Share
Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three and nine months ended December 31, 2024 and 2023 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(21.9)	$(106.6)	$(244.7)	$(1,063.5)
Accretion of redeemable noncontrolling interest	(0.3)	—	(1.0)	—
Net loss attributable to Lions Gate Entertainment Corp. shareholders after accretion of redeemable noncontrolling interest	$(22.2)	$(106.6)	$(245.7)	$(1,063.5)
Denominator:
Weighted average common shares outstanding	240.2	235.1	238.4	233.1
Basic and diluted net loss per common share	$(0.09)	$(0.45)	$(1.03)	$(4.56)

As a result of the net loss in the three and nine months ended December 31, 2024 and 2023, the dilutive effect of the share purchase options, RSUs and restricted stock, and contingently issuable shares were considered anti-dilutive and, therefore, excluded from diluted net loss per share. The weighted average anti-dilutive shares excluded from the calculation due to the net loss for the three and nine months ended December 31, 2024 totaled 1.1 million and 2.5 million, respectively, (three and nine months ended December 31, 2023 - 1.6 million and 2.7 million, respectively).
Additionally, for the three and nine months ended December 31, 2024 and 2023, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect regardless of net income or loss in the period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Anti-dilutive shares issuable
Share purchase options	18.2	16.8	16.6	18.0
Restricted share units	5.2	0.6	3.9	2.5
Other issuable shares	4.7	4.4	4.1	4.1
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	28.1	21.8	24.6	24.6

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Capital Stock

(a) Common Shares
The Company had 500 million authorized Class A voting shares and 500 million authorized Class B non-voting shares at December 31, 2024 and March 31, 2024. The table below outlines common shares reserved for future issuance:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	18.3	20.7
Restricted share units and restricted stock — unvested	15.0	13.4
Common shares available for future issuance	10.0	15.4
Shares reserved for future issuance	43.3	49.5

(b) Share-based Compensation

The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Compensation Expense:
Stock options	$0.2	$0.4	$0.7	$1.9
Restricted share units and other share-based compensation	18.0	24.4	52.9	63.7
Share appreciation rights	0.2	0.1	0.5	1.3
	18.4	24.9	54.1	66.9
Impact of accelerated vesting on equity awards(1)	—	6.8	4.9	8.4
Total share-based compensation expense	$18.4	$31.7	$59.0	$75.3
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$0.7	$0.9	$2.1	$2.3
Distribution and marketing	0.2	0.2	0.7	0.7
General and administration	17.5	23.8	51.3	63.9
Restructuring and other	—	6.8	4.9	8.4
	$18.4	$31.7	$59.0	$75.3

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the stock option, SARs, restricted stock and restricted share unit activity during the nine months ended December 31, 2024:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Class A Voting Shares		Class B Non-Voting Shares			Class A Voting Shares		Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2024	2.4	$22.96	18.3		$13.73	0.1	$9.27	13.3	$8.71
Granted	—	—	—	(1)	$7.12	0.1	$8.24	10.3	$7.98
Options exercised or restricted stock or RSUs vested	—	—	(0.1)		$5.86	(0.1)	$9.20	(8.0)	$8.76
Forfeited or expired	(0.1)	$20.26	(2.2)		$14.71	—	—	(0.7)	$8.47
Outstanding at December 31, 2024	2.3	$23.09	16.0		$13.66	0.1	$8.39	14.9	$8.19
__________________
(1)Represents less than 0.1 million shares.
(c) Share Repurchases
During the three and nine months ended December 31, 2024 and 2023, the Company did not repurchase any common shares. To date, approximately $288.1 million common shares have been repurchased, leaving approximately $179.9 million of authorized potential repurchases.

13. Income Taxes
The income tax provision for the three and nine months ended December 31, 2024 and 2023 is calculated by estimating the Company's annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
The Company's income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the mix of earnings generated across the various jurisdictions in which operations are conducted, in addition to the tax deductions generated through the Company's capital structure. The Company's income tax provision for the three and nine months ended December 31, 2024 and 2023 was impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company's income tax provision for the three and nine months ended December 31, 2024 and 2023 was also impacted by charges for interest on uncertain tax benefits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. The Company's income tax provision for the nine months ended December 31, 2024 was also impacted by additional deferred tax expense as a result of the Separation that occurred during the quarter ended June 30, 2024.
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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Restructuring and Other

Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable. During the three and nine months ended December 31, 2024 and 2023, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$0.9	$77.8	$17.1	$317.4
Severance(2)	21.3	30.7	26.2	41.3
Transaction and other costs(3)	21.1	8.4	28.6	12.3
Total Restructuring and Other	43.3	116.9	71.9	371.0

Other unusual charges not included in restructuring and other or the Company's operating segments:
COVID-19 related charges (benefit) included in direct operating expense(4)	—	(0.1)	(3.1)	(0.5)
Unallocated rent cost included in direct operating expense(5)	4.1	—	14.6	—
Total restructuring and other and other unusual charges not included in restructuring and other	$47.4	$116.8	$83.4	$370.5
_______________________
(1)Media Networks Restructuring: During fiscal 2024, the Company continued executing its restructuring plan, which included exiting all international territories except for Canada and India, and included an evaluation of the programming on Starz's domestic and international platforms. The Company has incurred impairment charges from the inception of the plan through December 31, 2024 amounting to $735.1 million.

During the three and nine months ended December 31, 2024, the Company recorded net recoveries of content impairment charges related to the Media Networks segment of $6.4 million and $8.8 million, respectively (three and nine months ended December 31, 2023 - the Company recorded content impairment charges related to the Media Networks segment of $77.8 million and $317.4 million, respectively).

As the Company continues to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the announced plan to separate the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, the Company may decide to expand its restructuring plan and exit additional territories or remove certain content off its platform in the future. Subsequent to December 31, 2024, the Company removed programming on Starz's domestic platform which had a carrying value of approximately $77.4 million, which charge, measured as the excess of the carrying value over the fair value of the titles removed, will be recorded during the fourth quarter ending March 31, 2025. The Company may incur additional content impairment and other restructuring charges as it continues to execute its restructuring plan.

Content and Other Impairments: Amounts in the three and nine months ended December 31, 2024 also include content impairments of $7.3 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. Amounts in the nine months ended December 31, 2024 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company, primarily related to the integration of eOne.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. During the quarter ended December 31, 2024, in connection with the Company's current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.1 million in severance expense is expected to be incurred under the voluntary severance program, of which $14.6 million of severance expense was recognized in restructuring and other in the three and nine months ended December 31, 2024, and the remaining amount is expected to be recognized in the fourth quarter ended March 31, 2025. In the three and nine months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, Media Networks international restructuring and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the three and nine months ended December 31, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs associated with legal and other matters. In the nine months ended December 31, 2024 and 2023, transaction and other costs also includes a benefit of $7.1 million and $3.8 million, respectively, associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the Starz international restructuring.
(4)Amounts include incremental costs incurred, if any, due to circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of nil and $3.1 million in the three and nine months ended December 31, 2024, respectively (three and nine months ended December 31, 2023 - insurance recoveries of $0.1 million and $0.7 million, respectively). In the nine months ended December 31, 2024 and the three and nine months ended December 31, 2023, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense.
(5)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

Changes in the restructuring and other severance liability were as follows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Severance liability
Beginning balance	$23.6	$8.7
Accruals(2)	21.3	32.9
Severance payments	(20.1)	(12.1)
Ending balance(1)	$24.8	$29.5
_______________________
(1)As of December 31, 2024, the remaining severance liability of approximately $24.8 million is expected to be paid in the next 12 months.
(2)Excludes $4.9 million and $8.4 million in the nine months ended December 31, 2024 and 2023, respectively, of accelerated vesting on equity awards.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Segment revenues
Studio Business:
Motion Picture	$309.2	$443.2	$1,063.3	$1,245.6
Television Production	404.6	248.4	1,062.5	860.7
Total Studio Business	713.8	691.6	2,125.8	2,106.3
Media Networks	344.5	417.2	1,041.5	1,214.9
Intersegment eliminations	(87.8)	(133.7)	(413.5)	(422.1)
	$970.5	$975.1	$2,753.8	$2,899.1
Intersegment revenues
Studio Business:
Motion Picture	$9.9	$36.6	$146.2	$113.7
Television Production	77.9	97.1	267.3	308.4
Total Studio Business	87.8	133.7	413.5	422.1
Media Networks	—	—	—	—
	$87.8	$133.7	$413.5	$422.1
Gross contribution
Studio Business:
Motion Picture	$106.0	$127.5	$246.1	$320.3
Television Production	75.4	21.6	145.3	134.6
Total Studio Business	181.4	149.1	391.4	454.9
Media Networks	45.1	108.2	173.5	255.4
Intersegment eliminations	7.3	(12.0)	(42.5)	(43.8)
	$233.8	$245.3	$522.4	$666.5
Segment general and administration
Studio Business:
Motion Picture	$22.4	$27.1	$73.6	$83.2
Television Production	14.5	13.5	49.3	40.5
Total Studio Business	36.9	40.6	122.9	123.7
Media Networks	20.2	22.7	64.0	71.3
	$57.1	$63.3	$186.9	$195.0
Segment profit
Studio Business:
Motion Picture	$83.6	$100.4	$172.5	$237.1
Television Production	60.9	8.1	96.0	94.1
Total Studio Business	144.5	108.5	268.5	331.2
Media Networks	24.9	85.5	109.5	184.1
Intersegment eliminations	7.3	(12.0)	(42.5)	(43.8)
	$176.7	$182.0	$335.5	$471.5

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

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Company’s total segment profit	$176.7	$182.0	$335.5	$471.5
Corporate general and administrative expenses(1)	(28.4)	(31.1)	(89.9)	(94.2)
Adjusted depreciation and amortization(2)	(8.4)	(13.5)	(25.1)	(33.4)
Restructuring and other	(43.3)	(116.9)	(71.9)	(371.0)
Goodwill and intangible asset impairment	—	—	—	(663.9)
COVID-19 related benefit (charges) included in direct operating expense(3)	—	0.1	3.1	0.5
Unallocated rent cost included in direct operating expense(4)	(4.1)	—	(14.6)	—
Adjusted share-based compensation expense(5)	(18.4)	(24.9)	(54.1)	(66.9)
Purchase accounting and related adjustments(6)	(38.3)	(39.2)	(117.1)	(120.5)
Operating income (loss)	35.8	(43.5)	(34.1)	(877.9)
Interest expense	(69.1)	(67.1)	(212.2)	(192.9)
Interest and other income	3.1	1.8	11.6	6.5
Other gains (losses), net	8.4	(2.5)	(10.6)	(19.6)
Gain (loss) on extinguishment of debt	(0.3)	—	(6.7)	21.2
Gain on investments, net	—	4.4	—	2.7
Equity interests income	7.6	4.2	8.5	5.7
Loss before income taxes	$(14.5)	$(102.7)	$(243.5)	$(1,054.3)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Depreciation and amortization	$43.8	$49.9	$135.4	$138.9
Less: Amount included in purchase accounting and related adjustments	(35.4)	(36.4)	(110.3)	(105.5)
Adjusted depreciation and amortization	$8.4	$13.5	$25.1	$33.4

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
(5)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Total share-based compensation expense	$18.4	$31.7	$59.0	$75.3
Less:
Amount included in restructuring and other(i)	—	(6.8)	(4.9)	(8.4)
Adjusted share-based compensation	$18.4	$24.9	$54.1	$66.9
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
(6)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$2.9	$2.8	$6.8	$15.0
Depreciation and amortization	35.4	36.4	110.3	105.5
	$38.3	$39.2	$117.1	$120.5
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
See Note 10 for revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2024 and 2023.

The following table reconciles segment general and administration expense to the Company's total consolidated general and administration expense:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$57.1	$63.3	$186.9	$195.0
Corporate general and administrative expenses	28.4	31.1	89.9	94.2
Share-based compensation expense included in general and administrative expense	17.5	23.8	51.3	63.9
Purchase accounting and related adjustments	2.9	2.8	6.8	15.0
	$105.9	$121.0	$334.9	$368.1

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Assets
Motion Picture	$1,916.8	$1,851.4
Television Production	2,555.6	2,347.8
Media Networks	2,091.9	2,036.7
Other unallocated assets(1)	603.0	856.8
	$7,167.3	$7,092.7
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
As of December 31, 2024, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

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
As of December 31, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 16 months from December 31, 2024):

December 31, 2024
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	0.2	GBP	in exchange for	$0.3	0.77	GBP
Czech Koruna	180.0	CZK	in exchange for	$7.7	23.29	CZK
Euro	13.9	EUR	in exchange for	$14.6	0.94	EUR
Canadian Dollar	8.5	CAD	in exchange for	$6.2	1.37	CAD
Mexican Peso	20.7	MXN	in exchange for	$1.0	20.43	MXN
Hungarian Forint	5,612.8	HUF	in exchange for	$15.0	373.74	HUF
New Zealand Dollar	2.7	NZD	in exchange for	$1.7	1.67	NZD

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

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Designated Cash Flow Hedges. As of March 31, 2024, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company's SOFR-based debt, see Note 6 and Note 7), and were terminated in December 2024, as further described below.

Designated Cash Flow Hedges at March 31, 2024:

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

In December 2024, the Company terminated all of its pay-fixed interest rate swaps which were outstanding at March 31, 2024, as shown in the table above. As a result of the termination, the Company received approximately $9.4 million, which was recorded as a reduction of the interest rate swap asset values, and represents the amount of unrealized gains recorded in accumulated other comprehensive income related to the terminated interest rate swaps which will be amortized as a reduction of interest expense through the remaining term of the terminated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the gain will be recorded to interest expense at that time. The receipt of approximately $9.4 million was classified in the consolidated statement of cash flows as cash provided by operating activities.

During the nine months ended December 31, 2024, the Company entered into the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company's SOFR-based debt, see Note 6 and Note 7).

Designated Cash Flow Hedges at December 31, 2024:

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
August 15, 2024	$65.0	4.045%	September 15, 2026
August 15, 2024	$77.5	3.803%	August 15, 2026
August 15, 2024	$77.5	3.810%	September 15, 2026
December 15, 2024	$125.0	3.970%	December 15, 2026
Total	$345.0

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company's derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2024 and 2023:

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$2.4	$(4.3)	$3.5	$(7.3)
Loss reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(0.1)	$(2.6)	$(1.2)	$(2.5)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income (loss)	$1.6	$(11.7)	$(1.1)	$24.7
Gain reclassified from accumulated other comprehensive income (loss) into interest expense	$2.0	$11.4	$24.3	$31.5

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$1.4	$(1.8)	$(1.7)	$(5.5)

Total direct operating expense on consolidated statements of operations	$567.3	$510.8	$1,639.7	$1,549.1
Total interest expense on consolidated statements of operations	$69.1	$67.1	$212.2	$192.9

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 8). Pursuant to the Company's accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of December 31, 2024 and March 31, 2024, there were no swaps outstanding that were subject to a master netting arrangement.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2024 and March 31, 2024, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company's use of derivatives:

	December 31, 2024
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities (current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.9	$—	$—
Interest rate swaps	—	0.7	—
Fair value of derivatives	$1.9	$0.7	$—

	March 31, 2024
	Other Current Assets	Other Accrued Liabilities (current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$2.8
Interest rate swaps	35.6	—
Fair value of derivatives	$35.6	$2.8
As of December 31, 2024, based on the current release schedule, the Company estimates approximately $1.3 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending December 31, 2025.
As of December 31, 2024, the Company estimates approximately $26.7 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending December 31, 2025.

18. Additional Financial Information

The following tables present supplemental information related to the unaudited condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows at December 31, 2024 and March 31, 2024. At December 31, 2024 and March 31, 2024, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Cash and cash equivalents	$200.5	$314.0
Restricted cash included in other current assets	42.8	43.7
Restricted cash included in other non-current assets	10.8	13.7
Total cash, cash equivalents and restricted cash	$254.1	$371.4

Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$54.4	$58.2
Restricted cash	42.8	43.7
Contract assets	72.5	59.9
Interest rate swap assets	—	35.6
Tax credits receivable	140.7	199.1
	$310.4	$396.5
Other non-current assets
Prepaid expenses and other	$18.6	$21.6
Restricted cash	10.8	13.7
Accounts receivable	48.0	111.7
Contract assets	10.3	3.2
Tax credits receivable	440.6	361.7
Operating lease right-of-use assets	338.6	388.8
Interest rate swap assets	0.7	—
	$867.6	$900.7

Accounts Receivable Monetization

Under the Company's accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the "other gains (losses), net" line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and nine months ended December 31, 2024 and 2023.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$258.0	$305.9	$963.3	$1,065.9
Net cash proceeds received	254.5	300.7	948.1	1,045.6
Loss recorded related to transfers of receivables	3.5	5.2	15.2	20.3

At December 31, 2024, the outstanding amount of receivables derecognized from the Company's unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $534.4 million (March 31, 2024 - $613.4 million).

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

The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the nine months ended December 31, 2023:

Nine Months Ended
December 31,
2023
(Amounts in millions)
Gross cash proceeds received for receivables transferred and derecognized	$22.2
Less amounts from collections reinvested under revolving agreement	(9.1)
Proceeds from new transfers	13.1
Collections not reinvested and remitted or to be remitted	(13.4)
Net cash proceeds received (paid or to be paid)(1)	$(0.3)

Carrying value of receivables transferred and derecognized (2)	$22.1
Obligations recorded	$2.1
Loss recorded related to transfers of receivables	$2.0
___________________
(1)During the three and nine months ended December 31, 2023, the Company voluntarily repurchased $46.0 million of receivables previously transferred.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At December 31, 2024 and March 31, 2024, there were no outstanding receivables derecognized from the Company's unaudited condensed consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement.

Content related payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

LIONS GATE ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Accrued Liabilities

Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $55.8 million and $147.4 million at December 31, 2024 and March 31, 2024, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the nine months ended December 31, 2024 and 2023, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2024	$(22.7)	$138.7	$116.0
Other comprehensive income (loss)	(11.3)	4.4	(6.9)
Reclassifications to net loss(1)	—	(21.4)	(21.4)
Reclassifications to noncontrolling interest(2)	5.3	(16.6)	(11.3)
December 31, 2024	$(28.7)	$105.1	$76.4

March 31, 2023	$(21.6)	$142.5	$120.9
Other comprehensive income (loss)	1.6	17.4	19.0
Reclassifications to net loss(1)	—	(23.5)	(23.5)
December 31, 2023	$(20.0)	$136.4	$116.4
___________________
(1)Represents a loss of $1.2 million included in direct operating expense and a gain of $22.6 million included in interest expense on the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2024 (nine months ended December 31, 2023 - loss of $2.5 million included in direct operating expense and a gain of $26.0 million included in interest expense) (see Note 17).
(2)Represents amounts reclassified in connection with the noncontrolling interest recorded for the proportionate ownership interest in the carrying value of Lionsgate Studios (see Note 2).

Supplemental Cash Flow Information

Significant non-cash transactions during the nine months ended December 31, 2024 and 2023 include certain interest rate swap agreements, which are discussed in Note 17, "Derivative Instruments and Hedging Activities".

There were no significant non-cash financing or investing activities for the nine months ended December 31, 2024 and 2023.

19. Subsequent Events
In January 2025, the Company entered into a $100.0 million notional, pay-fixed interest rate swap with a fixed rate of 4.060% and maturity date of January 2027. The Company expects to designate this interest rate swap as a cash flow hedge (all related to the Company’s SOFR-based debt, see Note 6 and Note 7).
In January and February 2025, the Company entered into amendments to the Production Tax Credit Facility which extended the maturity to January 27, 2028 and increased the maximum principal amount to $280.0 million.

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

Proposed Separation

In October 2024, as amended in January 2025, we filed a joint proxy statement/prospectus on Form S-4 with the SEC relating to the implementation of a plan of arrangement that will result in the separation of the businesses of Lionsgate Studios Corp., of which we own approximately 87.8% and which encompasses our motion picture and television studio operations, from our other businesses, including the STARZ-branded premium subscription platform (the “Proposed Separation”). The Proposed Separation will be subject to the satisfaction of a number of conditions and our Board of Directors, together with the Board of Directors of Lionsgate Studios Corp., may decide not to proceed with the Proposed Separation. Additionally, the Proposed Separation is complex in nature, and unanticipated developments or changes, including disruptions in general market conditions, changes in law or execution challenges may affect our ability to complete the Proposed Separation on the terms and on the timeline we announced, or at all. These or other developments could cause us not to realize some or all of the expected benefits of the Proposed Separation, or to realize them on a different timeline than expected.

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
Media Networks Restructuring
During fiscal 2024, the Company continued executing its Media Networks restructuring plan, which included exiting all international territories except for Canada and India, and included an evaluation of the programming on Starz's domestic and international platforms. The Company has incurred impairment charges from the inception of the plan through December 31, 2024 amounting to $735.1 million.
During the three and nine months ended December 31, 2024, the Company recorded net recoveries of content impairment charges related to the Media Networks segment of $6.4 million and $8.8 million, respectively (three and nine months ended December 31, 2023 - content impairment charges of $77.8 million and $317.4 million, respectively).
As the Company continues to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the Proposed Separation to separate the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, the Company may decide to expand its restructuring plan and exit additional territories or remove certain content off its platform in the future. Subsequent to December 31, 2024, the Company removed programming on Starz's domestic platform which had a carrying value of approximately $77.4 million, which charge, measured as the excess of the carrying value over the fair value of the titles removed, will be recorded during the fourth quarter ending March 31, 2025. Accordingly, the Company may incur additional content impairment and other restructuring charges.
Revenues
Our revenues are derived from the Motion Picture, Television Production and Media Networks segments, as described below. We refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2024 and 2023.
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
As a result of the Media Networks restructuring initiatives discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", we have incurred impairment charges from the inception of the restructuring plan through December 31, 2024 amounting to $735.1 million. During the three and nine months ended December

31, 2024, we recorded net recoveries of content impairment charges related to the Media Networks segment of $6.4 million and $8.8 million, respectively, which are included in restructuring and other in the unaudited condensed consolidated statement of operations (three and nine months ended December 31, 2023 - content impairment charges of $77.8 million and $317.4 million, respectively). Subsequent to December 31, 2024, the Company removed programming on Starz's domestic platform which had a carrying value of approximately $77.4 million, which charge, measured as the excess of the carrying value over the fair value of the titles removed, will be recorded during the fourth quarter ending March 31, 2025. See Note 3 and Note 14 to our unaudited condensed consolidated financial statements.
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
Goodwill. At December 31, 2024, the carrying value of goodwill was $808.5 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at December 31, 2024, were Motion Picture (goodwill of $397 million), Media Networks (no remaining goodwill balance), and our Television (goodwill of $319 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessments:
Fiscal 2025. During the three months ended December 31, 2024, we performed qualitative goodwill impairment assessments for our reporting units with a remaining goodwill balance (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment).
Fiscal 2024. For our annual goodwill impairment test for fiscal 2024, we performed qualitative goodwill impairment assessments for our reporting units with a remaining goodwill balance (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment).
Our qualitative assessments considered the market price of the Company’s common shares, the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units (and for the December 31, 2024 assessment, since our qualitative assessment performed for fiscal 2024), there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.
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
Finite-Lived Intangible Assets. At December 31, 2024, the carrying value of our finite-lived intangible assets was $880.9 million. Our finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies ("Traditional Affiliate"), which amounted to $806.3 million. The amount of our customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with the acquisition of Starz on December 8, 2016, net of amortization recorded since the date of the Starz acquisition. Beginning October 1, 2023, our finite-lived intangible assets also include the trade names previously accounted for as indefinite-lived intangible assets.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of our finite-lived intangible assets. For fiscal 2024, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, and continuing difficult macro and microeconomic conditions, we performed an impairment analysis of our amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset or asset group to the carrying value of the asset or asset group. Based on our impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the asset group that includes the Starz customer relationship and tradename intangible assets by over 50% and therefore no impairment charge was required. The estimated undiscounted cash flow assumed a weighted average growth in revenue over the useful life of approximately 2.5%.
During the three and nine months ended December 31, 2024, there were no events or circumstances that would indicate that the carrying amount of our finite-lived intangible assets may not be recoverable.
Determining whether an intangible asset is recoverable or impaired requires various estimates and assumptions, including whether events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable, determining estimates of future cash flows for the assets involved and, when applicable, the assumptions applied in determining fair value, including discount rates, growth rates, market risk premiums and other assumptions about the economic environment. If actual revenues significantly underperform as compared to the forecasted amounts and cost cannot be sufficiently reduced, the undiscounted cash flows may not exceed the carrying value of the asset group and an impairment charge could result for the difference between the fair value and the carrying value of the asset group.
We continue to monitor the Starz business for changes that could significantly decrease the future undiscounted cash flows expected to be generated which could result in an impairment of our amortizable intangible assets, or could require us to further shorten the useful life or adopt a more accelerated method of amortization, both of which would increase the amount of amortization expense we record. Examples of events or circumstances that could result in changes to projected cash flows include the creation and consumer consumption of our content; adverse macroeconomic conditions related to higher inflation and interest rates, and the impact on the global economy from the geopolitical environments including wars, terrorism and multiple international conflicts; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and difficulty in funding our content requirements; our continual contractual relationships with our customers, including our affiliate agreements; and our domestic subscriber growth rates across our traditional and OTT platforms and changes in consumer behavior.
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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2024 and 2023. Due to the acquisition of eOne, the three months ended December 31, 2024 includes the results of operations of eOne (acquired December 27, 2023), see Note 2 to our unaudited condensed consolidated financial statements for further details.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$309.2	$443.2	$(134.0)	(30.2)%
Television Production	404.6	248.4	156.2	62.9%
Total Studio Business	713.8	691.6	22.2	3.2%
Media Networks	344.5	417.2	(72.7)	(17.4)%
Intersegment eliminations	(87.8)	(133.7)	45.9	(34.3)%
Total revenues	970.5	975.1	(4.6)	(0.5)%
Expenses:
Direct operating	567.3	510.8	56.5	11.1%
Distribution and marketing	174.4	220.0	(45.6)	(20.7)%
General and administration	105.9	121.0	(15.1)	(12.5)%
Depreciation and amortization	43.8	49.9	(6.1)	(12.2)%
Restructuring and other	43.3	116.9	(73.6)	(63.0)%
Total expenses	934.7	1,018.6	(83.9)	(8.2)%
Operating income (loss)	35.8	(43.5)	79.3	nm
Interest expense	(69.1)	(67.1)	(2.0)	3.0%
Interest and other income	3.1	1.8	1.3	72.2%
Other gains (losses), net	8.4	(2.5)	10.9	(436.0)%
Loss on extinguishment of debt	(0.3)	—	(0.3)	n/a
Gain on investments, net	—	4.4	(4.4)	(100.0)%
Equity interests income	7.6	4.2	3.4	81.0%
Loss before income taxes	(14.5)	(102.7)	88.2	nm
Income tax provision	(4.0)	(4.7)	0.7	(14.9)%
Net loss	(18.5)	(107.4)	88.9	nm
Less: Net loss attributable to noncontrolling interest	(3.4)	0.8	(4.2)	nm
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(21.9)	$(106.6)	$84.7	nm
_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased $4.6 million in the three months ended December 31, 2024 reflecting an increase of $22.2 million from our Studio Business and decreased intersegment eliminations of $45.9 million, partially offset by a decrease of $72.7 million from our Media Networks business. Studio Business revenues for the three months ended December 31, 2024 included approximately $126.9 million of revenues from eOne (acquired December 27, 2023, therefore the three months ended December 31, 2023 included no material comparable revenues). Intersegment eliminations relate to the licensing of product from our Studio Business to the Media Networks segment.
Motion Picture revenue decreased $134.0 million due to lower theatrical and international revenue as compared to the prior year's quarter, which included the release of The Hunger Games: The Ballad of Songbirds & Snakes, and lower television, home entertainment revenue and other revenue. Motion Picture revenues for the three months ended December 31, 2024 included approximately $12.6 million of revenues from eOne. Motion Picture revenue included $9.9 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing a decrease of $26.7 million from the three months ended December 31, 2023.
Television Production revenue increased $156.2 million due to the inclusion of revenue from eOne of approximately $114.3 million, and increases in home entertainment, international and other revenue. Television Production revenue included $77.9 million of revenue from licensing Television Production segment product to our Media Networks segment, representing a decrease of $19.2 million from the three months ended December 31, 2023.
The decrease in intersegment eliminations of $45.9 million is due to lower Motion Picture revenues and Television Production revenues from licenses of motion pictures and original series to the Media Networks segment as discussed above.
Media Networks revenue decreased $72.7 million and reflected decreases in international revenue of $67.7 million due to the exiting of the majority of international territories, and a decrease at Starz Networks of $5.0 million.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business:
Motion Picture	$132.6	42.9%	$214.3	48.4%	$(81.7)	(38.1)%
Television Production	320.4	79.2	219.0	88.2	101.4	46.3%
Total Studio Business	453.0	63.5	433.3	62.7	19.7	4.5%
Media Networks	204.5	59.4	198.3	47.5	6.2	3.1%
Other	4.8	nm	0.8	nm	4.0	nm
Intersegment eliminations	(95.0)	nm	(121.6)	nm	26.6	(21.9)%
	$567.3	58.5%	$510.8	52.4%	$56.5	11.1%
_______________________
nm - Percentage not meaningful.

Direct operating expenses increased in the three months ended December 31, 2024 due to higher direct operating expenses for our Studio Business and Media Networks segment, and lower intersegment eliminations. The increase at the Studio Business reflects higher direct operating expenses of the Television Production segment associated with increased Television Production revenues, partially offset by lower direct operating expenses of the Motion Picture segment associated with decreased Motion Picture revenue. The increase in Media Networks direct operating expense was driven by an increase at Starz Networks of $42.8 million due to higher programming cost amortization, partially offset by a decrease of $36.6 million due to the territories exited. The decrease in intersegment eliminations is due to lower Motion Picture and Television Production revenue from licenses of motion pictures and original series to the Media Networks segment, as discussed above. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the three months ended December 31, 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $4.1 million, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating expense in the three months ended December 31, 2024 and 2023 includes share-based compensation.

Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$70.6	$101.4	$(30.8)	(30.4)%
Television Production	8.8	7.8	1.0	12.8%
Total Studio Business	79.4	109.2	(29.8)	(27.3)%
Media Networks	94.9	110.7	(15.8)	(14.3)%
Other	0.2	0.2	—	—%
Intersegment eliminations	(0.1)	(0.1)	—	—%
	$174.4	$220.0	$(45.6)	(20.7)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$39.1	$54.1	$(15.0)	(27.7)%
_______________________
nm - Percentage not meaningful.

Distribution and marketing expenses decreased in the three months ended December 31, 2024, due to lower Studio Business and Media Networks distribution and marketing expense. The decrease at the Studio Business primarily reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter, and lower Motion Picture home entertainment expense. The decrease in Media Networks distribution and marketing expense was due to a decrease at Starz Networks of $10.2 million, and a decrease of $5.6 million primarily from the international territories exited. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business:
Motion Picture	$22.4		$27.1		$(4.7)	(17.3)%
Television Production	14.5		13.5		1.0	7.4%
Total Studio Business	36.9		40.6		(3.7)	(9.1)%
Media Networks	20.2		22.7		(2.5)	(11.0)%
Corporate	28.4		31.1		(2.7)	(8.7)%
Share-based compensation expense	17.5		23.8		(6.3)	(26.5)%
Purchase accounting and related adjustments	2.9		2.8		0.1	3.6%
Total general and administrative expenses	$105.9	10.9%	$121.0	12.4%	$(15.1)	(12.5)%

General and administrative expenses decreased in the three months ended December 31, 2024, resulting from decreased share-based compensation expense, Studio Business, corporate, and Media Networks general and administrative expense. Studio Business general and administrative expenses for the three months ended December 31, 2024 included approximately $5.1 million from eOne. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $2.7 million, or 8.7%, primarily due to a decrease in incentive based compensation, partially offset by approximately $3.0 million of corporate general and administrative expenses from eOne.
The decrease in share-based compensation expense included in general and administrative expense in the three months ended December 31, 2024, as compared to the three months ended December 31, 2023 is primarily due to lower fair values in the current quarter associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$17.5	$23.8
Restructuring and other(1)	—	6.8
Direct operating expense	0.7	0.9
Distribution and marketing expense	0.2	0.2
Total share-based compensation expense	$18.4	$31.7
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.

Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charge for the amortization of the recoupable portion of the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments were comparable to the prior year's quarter (see Note 9 to our unaudited condensed consolidated financial statements).

Depreciation and Amortization Expense. Depreciation and amortization of $43.8 million in the three months ended December 31, 2024 decreased $6.1 million from $49.9 million in the three months ended December 31, 2023 due to lower depreciation expense.
Restructuring and Other. Restructuring and other decreased $73.6 million in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the three months ended December 31, 2024 and 2023 (see Note 14 to our unaudited condensed consolidated financial statements):

	Three Months Ended
	December 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$0.9	$77.8	$(76.9)	(98.8)%
Severance(2)	21.3	30.7	(9.4)	(30.6)%
Transaction and other costs(3)	21.1	8.4	12.7	151.2%
	$43.3	$116.9	$(73.6)	(63.0)%
_______________________
nm - Percentage not meaningful.
(1)Media Networks Restructuring: As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the Company recorded net recoveries of content impairment charges related to the Media Networks segment in the three months ended December 31, 2024 of $6.4 million (three months ended December 31, 2023 - the Company recorded content impairment charges related to the Media Networks segment of $77.8 million). Subsequent to December 31, 2024, the Company removed programming on Starz's domestic platform which had a carrying value of approximately $77.4 million, which charge, measured as the excess of the carrying value over the fair value of the titles removed, will be recorded during the fourth quarter ending March 31, 2025. See Note 14 to our unaudited condensed consolidated financial statements.

Content and Other Impairments: Amounts in the three months ended December 31, 2024 also include content impairments of $7.3 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. During the quarter ended December 31, 2024, in connection with the Company's current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.1 million in severance expense is expected to be incurred under the voluntary severance program, of which $14.6 million of severance expense was recognized in restructuring and other in the three months ended December 31, 2024, and the remaining amount is expected to be recognized in the fourth quarter ended March 31, 2025. In the three months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, Media Networks international restructuring and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the three months ended December 31, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters.
Interest Expense. Interest expense of $69.1 million for the three months ended December 31, 2024 increased $2.0 million from the three months ended December 31, 2023 due to higher average balances on variable rate corporate debt and film related obligations and a smaller benefit from the interest rate swaps, partially offset by lower average interest rates. The following table sets forth the components of interest expense for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$13.4	$6.5
Term loans	6.8	23.6
Senior Notes	9.8	9.9
IP credit facilities(1)	18.9	—
Other(2)	13.9	19.6
	62.8	59.6
Amortization of debt issuance costs and other non-cash interest(3)	6.3	7.5
Total interest expense	$69.1	$67.1
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
Interest and Other Income. Interest and other income of $3.1 million for the three months ended December 31, 2024 increased as compared to interest and other income of $1.8 million for the three months ended December 31, 2023 due to higher interest income.
Other Gains (Losses), net. Other gains (losses), net represented a gain of $8.4 million for the three months ended December 31, 2024 as compared to a loss of $2.5 million for the three months ended December 31, 2023. The change is primarily due to foreign currency gains in the three months ended December 31, 2024, partially offset by an increase in losses recorded related to our monetization of accounts receivable programs in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 (see Note 18 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $0.3 million in the three months ended December 31, 2024 related to the write-off of debt issuance costs associated with the voluntary prepayment of $250.0 million principal amount of the Term Loan B. There was no comparable loss on extinguishment of debt in the three months ended December 31, 2023. See Note 6 to our unaudited condensed consolidated financial statements.
Gain on Investments, net. Gain on investments, net was nil for the three months ended December 31, 2024, as compared to $4.4 million for the three months ended December 31, 2023 related to other investments.
Equity Interests Income. Equity interests income of $7.6 million in the three months ended December 31, 2024 compared to equity interests income of $4.2 million in the three months ended December 31, 2023 due to higher equity interest income in the current quarter.

Income Tax Provision. We had an income tax provision of $4.0 million in the three months ended December 31, 2024, compared to an income tax provision of $4.7 million in the three months ended December 31, 2023. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes. Our income tax provision for the three months ended December 31, 2023 was also impacted by charges for interest on uncertain tax benefits.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the three months ended December 31, 2024 was $21.9 million, or basic and diluted net loss per common share of $0.09 on 240.2 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended December 31, 2023 of $106.6 million, or basic and diluted net loss per common share of $0.45 on 235.1 million weighted average common shares outstanding.

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
The following table reconciles the GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the three months ended December 31, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating income (loss)	$35.8	$(43.5)	$79.3	nm
Corporate general and administrative expenses	28.4	31.1	(2.7)	(8.7)%
Adjusted depreciation and amortization	8.4	13.5	(5.1)	(37.8)%
Restructuring and other	43.3	116.9	(73.6)	(63.0)%
COVID-19 related charges (benefit)	—	(0.1)	0.1	(100.0)%
Unallocated rent cost included in direct operating expense	4.1	—	4.1	n/a
Adjusted share-based compensation expense	18.4	24.9	(6.5)	(26.1)%
Purchase accounting and related adjustments	38.3	39.2	(0.9)	(2.3)%
Total segment profit	$176.7	$182.0	$(5.3)	(2.9)%
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

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$309.2	$443.2	$(134.0)	(30.2)%
Television Production	404.6	248.4	156.2	62.9%
Total Studio Business	$713.8	$691.6	$22.2	3.2%
Media Networks	344.5	417.2	(72.7)	(17.4)%
Intersegment eliminations	(87.8)	(133.7)	45.9	(34.3)%
	$970.5	$975.1	$(4.6)	(0.5)%
Segment Profit
Studio Business
Motion Picture	$83.6	$100.4	$(16.8)	(16.7)%
Television Production	60.9	8.1	52.8	651.9%
Total Studio Business	$144.5	$108.5	$36.0	33.2%
Media Networks	24.9	85.5	(60.6)	(70.9)%
Intersegment eliminations	7.3	(12.0)	19.3	(160.8)%
	$176.7	$182.0	$(5.3)	(2.9)%
See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$309.2	$443.2	$(134.0)	(30.2)%
Expenses:
Direct operating expense	132.6	214.3	(81.7)	(38.1)%
Distribution & marketing expense	70.6	101.4	(30.8)	(30.4)%
Gross contribution	106.0	127.5	(21.5)	(16.9)%
General and administrative expenses	22.4	27.1	(4.7)	(17.3)%
Segment profit	$83.6	$100.4	$(16.8)	(16.7)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$39.1	$54.1	$(15.0)	(27.7)%

Direct operating expense as a percentage of revenue	42.9%	48.4%

Gross contribution as a percentage of revenue	34.3%	28.8%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended December 31, 2024 and 2023. Motion Picture revenues for the three months ended December 31, 2024 included approximately $12.6 million of revenues from eOne.

	Three Months Ended December 31,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$33.9	$1.1	$35.0	$98.7	$1.4	$100.1	$(65.1)
Home Entertainment
Digital Media	93.4	52.3	145.7	112.7	42.8	155.5	(9.8)
Packaged Media	9.8	6.2	16.0	11.4	9.6	21.0	(5.0)
Total Home Entertainment	103.2	58.5	161.7	124.1	52.4	176.5	(14.8)
Television	30.5	7.8	38.3	59.7	5.6	65.3	(27.0)
International	48.2	20.1	68.3	80.6	14.1	94.7	(26.4)
Other	3.1	2.8	5.9	4.8	1.8	6.6	(0.7)
	$218.9	$90.3	$309.2	$367.9	$75.3	$443.2	$(134.0)
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

Theatrical revenue decreased $65.1 million in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 due to a decrease of $64.8 million from Lionsgate Original Releases due to significant revenue in the prior year's quarter from the release of The Hunger Games: The Ballad of Songbirds & Snakes.

Home entertainment revenue decreased $14.8 million, or 8.4%, in the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, due to lower digital media revenue and packaged media revenue of $9.8 million and $5.0 million, respectively, primarily due to decreases from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases declined $19.3 million due to significant revenue in the prior year's period from titles in the The Hunger Games franchise, partially offset by an increase in Other Film of $9.5 million from our acquired library titles.
Television revenue decreased $27.0 million, or 41.3%, in the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, due to a decrease from Lionsgate Original Releases of $29.2 million due to a greater number of television windows opening in the prior year's quarter for our theatrical slate titles.
International revenue decreased $26.4 million, or 27.9%, in the three months ended December 31, 2024, as compared to the three months ended December 31, 2023 due to a decrease from Lionsgate Original Releases of $32.4 million due to lower revenue in the current quarter from our fiscal 2025 theatrical slate, as compared to our fiscal 2024 theatrical slate in the prior year's quarter, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes. This decrease was partially offset by an increase from Other Film of $6.0 million from our acquired library titles.

Direct Operating Expense. The decrease in direct operating expenses is due to lower Motion Picture revenue. The decrease in direct operating expenses as a percentage of motion picture revenue as compared to the prior year's quarter was driven by the change in the mix of titles and product categories generating revenue, and in particular, the current quarter reflected a lower amortization rate and greater portion of revenue from library titles relative to the prior year's quarter. Investment in film write-downs included in Motion Picture segment direct operating expense were approximately $0.2 million in the three months ended December 31, 2024, compared to approximately $0.5 million in the three months ended December 31, 2023.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended December 31, 2024 is due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter, and lower Motion Picture home entertainment expense. In the three months ended December 31, 2024, approximately $22.1 million of theatrical P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $10.5 million in the prior year's quarter in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended December 31, 2024 decreased as compared to the three months ended December 31, 2023 due to lower Motion Picture revenue, partially offset by lower direct operating expense as a percentage of Motion Picture revenue and lower distribution and marketing expense, as described above.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $4.7 million, or 17.3% primarily due to a decrease in incentive based compensation.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$404.6	$248.4	$156.2	62.9%
Expenses:
Direct operating expense	320.4	219.0	101.4	46.3%
Distribution & marketing expense	8.8	7.8	1.0	12.8%
Gross contribution	75.4	21.6	53.8	249.1%
General and administrative expenses	14.5	13.5	1.0	7.4%
Segment profit	$60.9	$8.1	$52.8	651.9%

Direct operating expense as a percentage of revenue	79.2%	88.2%

Gross contribution as a percentage of revenue	18.6%	8.7%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2024 and 2023. Television Production revenues for the three months ended December 31, 2024 included approximately $114.3 million of revenues from eOne.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$259.9	$182.3	$77.6	42.6%
International	59.3	32.1	27.2	84.7%
Home Entertainment
Digital	55.5	17.4	38.1	219.0%
Packaged Media	1.7	0.3	1.4	466.7%
Total Home Entertainment	57.2	17.7	39.5	223.2%
Other	28.2	16.3	11.9	73.0%
	$404.6	$248.4	$156.2	62.9%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended December 31, 2024 due to an increase of approximately $89.3 million for revenues from eOne in the current quarter, partially offset by a decrease of approximately $13.9 million from intersegment revenues from the licensing of Starz original series to Starz Networks.
International revenue in the three months ended December 31, 2024 increased $27.2 million, or 84.7%, as compared to the three months ended December 31, 2023 due to an increase of approximately $17.7 million for revenues from eOne in the current quarter, and an increase from other third-party international revenue of approximately $13.8 million, partially offset by a decrease of $4.0 million from intersegment revenues from the licensing of Starz original series to Starz Networks.
Home entertainment revenue in the three months ended December 31, 2024 increased $39.5 million due to increased third-party digital media revenues, and in particular, digital media revenue in the current quarter for Mad Men Seasons 1 to 7 and Ghosts Season 3.
Other revenue increased $11.9 million in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, due to increased revenue from 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended December 31, 2024 increased $101.4 million, or 46.3% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter. In particular, the current quarter's amortization rate reflected higher revenues on product that has lower direct operating expense as a percentage of revenue, including from older library product, such as Mad Men, from our talent management business, and from library and new content acquired with the eOne acquisition. The amortization rate of older, more successful titles is typically lower than newer titles due to a television series incurring higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2024 increased as compared to the three months ended December 31, 2023, due to higher television production revenue and lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.0 million, or 7.4%. Television Production general and administrative expenses for the three months ended December 31, 2024 included $4.1 million from eOne, partially offset by a decrease in incentive based compensation.

Media Networks

The table below sets forth Media Networks gross contribution and segment profit for the three months ended December 31, 2024 and 2023. As previously discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", beginning in fiscal 2023, the Company began a plan to restructure its Media Networks international business. During fiscal 2024, the Company continued executing its restructuring plan which included exiting all international territories except Canada and India, which was completed in May 2024. As a result, certain territories were exited beginning May 2023, with additional territories exited during fiscal 2024 and the first quarter of fiscal 2025 (the “Exited Territories”), therefore the results of operations for “Other” for the three months ended December 31, 2023 reflect amounts including the results of operations of the Exited Territories.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$344.5	$417.2	$(72.7)	(17.4)%
Expenses:
Direct operating expense	204.5	198.3	6.2	3.1%
Distribution & marketing expense	94.9	110.7	(15.8)	(14.3)%
Gross contribution	45.1	108.2	(63.1)	(58.3)%
General and administrative expenses	20.2	22.7	(2.5)	(11.0)%
Segment profit	$24.9	$85.5	$(60.6)	(70.9)%

Direct operating expense as a percentage of revenue	59.4%	47.5%

Gross contribution as a percentage of revenue	13.1%	25.9%

The following table sets forth the Media Networks segment profit by product line:

	Three Months Ended			Three Months Ended
	December 31, 2024			December 31, 2023
	Starz Networks (North America)(1)	Other(2)	Total Media Networks	Starz Networks (North America)(1)	Other(2)	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$341.9	$2.6	$344.5	$346.9	$70.3	$417.2
Expenses:
Direct operating expense	202.7	1.8	204.5	159.9	38.4	198.3
Distribution & marketing expense	94.2	0.7	94.9	104.4	6.3	110.7
Gross contribution	45.0	0.1	45.1	82.6	25.6	108.2
General and administrative expenses	19.3	0.9	20.2	19.3	3.4	22.7
Segment profit	$25.7	$(0.8)	$24.9	$63.3	$22.2	$85.5
_______________________
(1)Starz Networks represents the results of operations of the U.S. and Canada, see footnote (2) below.
(2)During the quarter ended June 30, 2024, the Company began reflecting the results of operations of Canada within Starz Networks. Accordingly, the following amounts were reclassified from "Other" (formerly "LIONSGATE+") to Starz Networks in the three months ended December 31, 2023 to conform to the current period presentation: (i) revenue of $4.2 million; (ii) direct operating expense of $2.7 million; and (iii) distribution and marketing expense of $0.7 million, which resulted in gross contribution and segment profit of $0.8 million reclassified. The amounts reflected in "Other" consist of the results of operations outside of the U.S. and Canada.

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

	Actual		Pro Forma(2)
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Starz North America(1)
OTT Subscribers	12.57	13.43	12.57	13.43
Linear Subscribers	7.36	8.85	7.36	8.85
Total	19.93	22.28	19.93	22.28
Other
OTT Subscribers(2)	2.31	3.55	2.31	2.45

Total Starz
OTT Subscribers(2)	14.88	16.98	14.88	15.88
Linear Subscribers	7.36	8.85	7.36	8.85
Total Starz	22.24	25.83	22.24	24.73
STARZPLAY Arabia(4)	2.33	3.19	2.33	3.19
Total Domestic and International Subscribers(2)	24.57	29.02	24.57	27.92

Subscribers by Platform:
OTT Subscribers(2)(4)	17.21	20.17	17.21	19.07
Linear Subscribers	7.36	8.85	7.36	8.85
Total Global Subscribers(2)	24.57	29.02	24.57	27.92
___________________
(1)Starz North America represents subscribers for the U.S. and Canada.
(2)Pro forma amounts exclude OTT subscribers for the Exited Territories amounting to 1.10 million at December 31, 2023.
(3)Represents subscribers of STARZPLAY Arabia, a non-consolidated equity method investee.
(4)OTT subscribers include subscribers of STARZPLAY Arabia, as presented above.

Revenue. Media Networks revenue decreased $72.7 million and reflected lower Other revenue of $67.7 million and a decrease at Starz Networks of $5.0 million. Starz Networks' revenue decreased $5.0 million primarily because of the continued decline in revenue from traditional linear services of $14.1 million, which was partially offset by higher OTT revenue of $8.7 million resulting primarily from price increases. Starz Networks initiated a price increase beginning in August 2024, which was implemented by its various partners throughout the quarter ended December 31, 2024. The decrease in Other revenue was primarily the result of the exit from the Exited Territories of approximately $67.8 million.
During the three months ended December 31, 2024 and 2023, the following original series premiered on STARZ:

Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
Title	Premiere Date	Title	Premiere Date
Fat Joe Talks Season 1	October 4, 2024	Shining Value Season 2	October 13, 2023
Sweetpea Season 1	October 10, 2024	Power Book III: Raising Kanan Season 3	December 1, 2023
Outlander Season 7B	November 22, 2024

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
The increase in Media Networks direct operating expenses in the three months ended December 31, 2024 is due to increases at Starz Networks of $42.8 million, partially offset by decreases in Other of $36.6 million primarily due to the exit from the Exited Territories. The increase in Starz Networks direct operating expense was due primarily to an increase of $43.4 million related to theatrical releases under our programming output agreements, and an increase of $10.2 million in development expense, partially offset by lower programming cost amortization of $7.2 million related to our Starz Originals.
The decrease in Media Networks distribution and marketing expense is due to a decrease of $10.2 million at Starz Networks primarily due to a decrease in advertising and marketing costs related to our Starz Originals, and a decrease in Other of $5.6 million primarily from the exit from the Exited Territories.
Gross Contribution. The decrease in gross contribution compared to the three months ended December 31, 2023 was due to lower gross contribution at Starz Networks of $37.6 million and lower gross contribution from Other of $25.5 million. Gross contribution at Starz Networks declined due to higher direct operating expense and slightly lower revenue, partially offset by lower distribution and marketing expense, as described above. Gross contribution from Other declined primarily due to the exit from the Exited Territories, and reflected lower revenue which was partially offset by lower direct operating expense and distribution and marketing expense, as described above.
General and Administrative Expense. General and administrative expenses of the Media Networks segment in the three months ended December 31, 2024 decreased slightly from the prior year's quarter, due to decreases of $2.5 million from Other resulting from the exit from the Exited Territories.

Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2024 and 2023. Due to the acquisition of eOne, the nine months ended December 31, 2024 includes the results of operations of eOne (acquired December 27, 2023), see Note 2 to our unaudited condensed consolidated financial statements for further details.

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture	$1,063.3	$1,245.6	$(182.3)	(14.6)%
Television Production	1,062.5	860.7	201.8	23.4%
Total Studio Business	2,125.8	2,106.3	19.5	0.9%
Media Networks	1,041.5	1,214.9	(173.4)	(14.3)%
Intersegment eliminations	(413.5)	(422.1)	8.6	(2.0)%
Total revenues	2,753.8	2,899.1	(145.3)	(5.0)%
Expenses:
Direct operating	1,639.7	1,549.1	90.6	5.8%
Distribution and marketing	606.0	686.0	(80.0)	(11.7)%
General and administration	334.9	368.1	(33.2)	(9.0)%
Depreciation and amortization	135.4	138.9	(3.5)	(2.5)%
Restructuring and other	71.9	371.0	(299.1)	(80.6)%
Goodwill and intangible asset impairment	—	663.9	(663.9)	(100.0)%
Total expenses	2,787.9	3,777.0	(989.1)	(26.2)%
Operating loss	(34.1)	(877.9)	843.8	(96.1)%
Interest expense	(212.2)	(192.9)	(19.3)	10.0%
Interest and other income	11.6	6.5	5.1	78.5%
Other losses, net	(10.6)	(19.6)	9.0	(45.9)%
Gain (loss) on extinguishment of debt	(6.7)	21.2	(27.9)	(131.6)%
Gain on investments, net	—	2.7	(2.7)	(100.0)%
Equity interests income	8.5	5.7	2.8	49.1%
Loss before income taxes	(243.5)	(1,054.3)	810.8	(76.9)%
Income tax provision	(16.0)	(12.5)	(3.5)	28.0%
Net loss	(259.5)	(1,066.8)	807.3	(75.7)%
Less: Net loss attributable to noncontrolling interest	14.8	3.3	11.5	nm
Net loss attributable to Lions Gate Entertainment Corp. shareholders	$(244.7)	$(1,063.5)	$818.8	(77.0)%
_______________________
nm - Percentage not meaningful.

Revenues. Consolidated revenues decreased $145.3 million in the nine months ended December 31, 2024 reflecting a decrease of $173.4 million from our Media Networks business, partially offset by an increase of $19.5 million from our Studio Business and lower intersegment eliminations of $8.6 million. Studio Business revenues for the nine months ended December 31, 2024 included approximately $355.1 million of revenues from eOne (acquired December 27, 2023, therefore the nine months ended December 31, 2023 included no material comparable revenues). Intersegment eliminations relate to the licensing of product from our Studio Business to the Media Networks segment.
Motion Picture revenue decreased $182.3 million due to lower home entertainment and theatrical revenue, primarily due to revenue in the prior year's period from John Wick: Chapter 4 and The Hunger Games: The Ballad of Songbirds & Snakes, and lower other revenue which was partially offset by increased international and television revenue. Motion Picture revenues for the nine months ended December 31, 2024 included approximately $53.0 million of revenues from eOne. Motion Picture revenue included $146.2 million of revenue from licensing Motion Picture segment product to the Media Networks segment, representing an increase of $32.5 million from the nine months ended December 31, 2023.
Television Production revenue increased $201.8 million due to the inclusion of revenue from eOne of $302.1 million and increased other revenue, which was offset by decreases from other domestic television, home entertainment digital and international revenue. Television Production revenue included $267.3 million of revenue from licensing Television Production segment product to our Media Networks segment, representing a decrease of $41.1 million from the nine months ended December 31, 2023.
The decrease in intersegment eliminations of $8.6 million is due to lower Television Production intersegment revenues, partially offset by higher Motion Picture intersegment revenues from licenses of original series motion pictures, respectively, to the Media Networks segment as discussed above.
Media Networks revenue decreased $173.4 million, and reflected decreases in international revenue of $170.9 million due to the exiting of the majority of international territories, and decreases of $2.5 million at Starz Networks.
See further discussion in the Segment Results of Operations section below.

Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Studio Business
Motion Picture	$538.5	50.6%	$603.6	48.5%	$(65.1)	(10.8)%
Television Production	889.9	83.8	701.8	81.5	188.1	26.8%
Total Studio Business	1,428.4	67.2	1,305.4	62.0	123.0	9.4%
Media Networks	568.0	54.5	617.5	50.8	(49.5)	(8.0)%
Other	13.6	nm	1.8	nm	11.8	nm
Intersegment eliminations	(370.3)	nm	(375.6)	nm	5.3	(1.4)%
	$1,639.7	59.5%	$1,549.1	53.4%	$90.6	5.8%
 _______________________
nm - Percentage not meaningful

Direct operating expenses increased in the nine months ended December 31, 2024, due to higher direct operating expenses of our Studio Business, increased other direct operating expense and lower intersegment eliminations, partially offset by lower direct operating expenses of our Media Networks segment. The increase at the Studio Business reflects higher direct operating expenses of the Television Production segment due to increased revenues from Television Production, partially offset by lower direct operating expenses of the Motion Picture segment due to decreased revenues from Motion Picture. The decrease in Media Networks direct operating expense was driven by decreases of $98.5 million due to the territories exited, partially offset by increases at Starz Networks of $49.0 million due to higher programming cost amortization. The decrease in intersegment eliminations is due to lower Television Production intersegment revenue, partially offset by higher Motion Picture intersegment revenue from licenses of original series and motion pictures, respectively, to the Media Networks segment, as discussed above. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the nine months ended December 31, 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $14.6 million, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating expense in the nine months ended December 31, 2024 and 2023 includes share-based compensation. These charges were offset by a benefit in the nine months ended December 31, 2024 and 2023 of $3.1 million and $0.5 million, respectively, from COVID related insurance recoveries, net of charges, if any.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Studio Business:
Motion Picture	$278.7	$321.7	$(43.0)	(13.4)%
Television Production	27.3	24.3	3.0	12.3%
Total Studio Business	306.0	346.0	(40.0)	(11.6)%
Media Networks	300.0	342.0	(42.0)	(12.3)%
Other	0.7	0.7	—	—%
Intersegment eliminations	(0.7)	(2.7)	2.0	(74.1)%
	$606.0	$686.0	$(80.0)	(11.7)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$181.1	$204.0	$(22.9)	(11.2)%

Distribution and marketing expenses decreased in the nine months ended December 31, 2024, due to lower Studio Business and Media Networks distribution and marketing expense. The decrease at the Studio Business primarily reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period, and lower Motion Picture home entertainment distribution and marketing expense. The decrease in Media Networks distribution and marketing expense was due to a decrease of $27.8 million primarily from the international territories exited, and a decrease at Starz Networks of $14.2 million. See further discussion in the Segment Results of Operations section below.

General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Studio Business
Motion Picture	$73.6		$83.2		$(9.6)	(11.5)%
Television Production	49.3		40.5		8.8	21.7%
Total Studio Business	122.9		123.7		(0.8)	(0.6)%
Media Networks	64.0		71.3		(7.3)	(10.2)%
Corporate	89.9		94.2		(4.3)	(4.6)%
Share-based compensation expense	51.3		63.9		(12.6)	(19.7)%
Purchase accounting and related adjustments	6.8		15.0		(8.2)	(54.7)%
Total general and administrative expenses	$334.9	12.2%	$368.1	12.7%	$(33.2)	(9.0)%

General and administrative expenses decreased in the nine months ended December 31, 2024, resulting from decreased share-based compensation expense, purchase accounting and related adjustments, and Media Networks, corporate and Studio Business general and administrative expenses. Studio Business general and administrative expenses for the nine months ended December 31, 2024 included approximately $18.0 million from eOne. See further discussion in the Segment Results of Operations section below.
Corporate general and administrative expenses decreased $4.3 million, or 4.6%, primarily due to a decrease in incentive based compensation, partially offset by increases in professional fees and salaries and related expenses and approximately $9.0 million of corporate general and administrative expenses from eOne.
The decrease in share-based compensation expense included in general and administrative expense in the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023 is primarily due to lower fair values in the current period associated with performance-based stock option and other equity awards that are revalued at each reporting period until the stock option or equity award vests and the applicable performance goals are achieved. The following table presents share-based compensation expense by financial statement line item:

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Share-based compensation expense by expense category
General and administrative expense	$51.3	$63.9
Restructuring and other(1)	4.9	8.4
Direct operating expense	2.1	2.3
Distribution and marketing expense	0.7	0.7
Total share-based compensation expense	$59.0	$75.3
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charge for the amortization of the recoupable portion of the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $8.2 million, or 54.7%, primarily due to lower noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment of $6.9 million associated with a lower noncontrolling interest ownership percentage as a result of our acquisition of an additional interest in 3 Arts Entertainment (see Note 9 to our unaudited condensed consolidated financial statements). In addition, purchase accounting and related adjustments decreased due to lower amortization of the recoupable portion of the purchase price of 3 Arts Entertainment of $1.3 million, due to the amortization period ending in May 2023.
Depreciation and Amortization Expense. Depreciation and amortization of $135.4 million for the nine months ended December 31, 2024 decreased $3.5 million from $138.9 million in the nine months ended December 31, 2023 due to lower depreciation expense of $8.8 million, partially offset by increased amortization of intangible assets.
Restructuring and Other. Restructuring and other decreased $299.1 million in the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the nine months ended December 31, 2024 and 2023 (see Note 14 to our unaudited condensed consolidated financial statements):

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$17.1	$317.4	$(300.3)	(94.6)%
Severance(2)	26.2	41.3	(15.1)	(36.6)%
Transaction and other costs(3)	28.6	12.3	16.3	132.5%
	$71.9	$371.0	$(299.1)	(80.6)%
_______________________
(1)Media Networks Restructuring: As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", the Company recorded net recoveries of content impairment charges related to the Media Networks segment in the nine months ended December 31, 2024 of $8.8 million (nine months ended December 31, 2023 - the Company recorded content impairment charges related to the Media Networks segment of $317.4 million). Subsequent to December 31, 2024, the Company removed programming on Starz's domestic platform which had a carrying value of approximately $77.4 million, which charge, measured as the excess of the carrying value over the fair value of the titles removed, will be recorded during the fourth quarter ending March 31, 2025. See Note 14 to our unaudited condensed consolidated financial statements.

Content and Other Impairments: Amounts in the nine months ended December 31, 2024 also include content impairments of $7.3 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. Amounts in the nine months ended December 31, 2024 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. During the quarter ended December 31, 2024, in connection with the Company's current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.1 million in severance expense is expected to be incurred under the voluntary severance program, of which $14.6 million of severance expense was recognized in restructuring and other in the nine months ended December 31, 2024, and the remaining amount is expected to be recognized in the fourth quarter ended March 31, 2025. In the nine months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, Media Networks international restructuring and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the nine months ended December 31, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs associated with legal and other matters. In the nine months ended December 31, 2024 and 2023, transaction and other costs also includes a benefit of $7.1 million and $3.8 million, respectively, associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the Starz international restructuring.
Goodwill and Intangible Asset Impairment. Goodwill and intangible asset impairment of $663.9 million in the nine months ended December 31, 2023 included goodwill impairment of $493.9 million and impairment of our indefinite-lived trade names of $170.0 million related to the Media Networks reporting unit. There was no comparable charge in the nine months ended December 31, 2024. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates", Goodwill and Note 5 to our unaudited condensed consolidated financial statements for further information.
Interest Expense. Interest expense of $212.2 million in the nine months ended December 31, 2024 increased $19.3 million from the nine months ended December 31, 2023 due to higher average balances on variable rate corporate debt and film related obligations and a smaller benefit from the interest rate swaps, partially offset by slightly lower average interest rates. The following table sets forth the components of interest expense for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility	$44.9	$24.3
Term loans	45.6	67.4
Senior Notes	29.5	30.0
IP credit facilities(1)	24.9	—
Other(2)	42.5	49.2
	187.4	170.9
Amortization of debt issuance costs and other non-cash interest(3)	24.8	22.0
Total interest expense	$212.2	$192.9
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
Interest and Other Income. Interest and other income of $11.6 million for the nine months ended December 31, 2024 increased as compared to interest and other income of $6.5 million for the nine months ended December 31, 2023 due to higher interest income.
Other Losses, net. Other losses, net of $10.6 million for the nine months ended December 31, 2024 decreased as compared to other losses, net of $19.6 million for the nine months ended December 31, 2023. The decrease is due to lower losses recorded related to our monetization of accounts receivable programs in the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 (see Note 18 to our unaudited condensed consolidated financial statements) and foreign currency gains in the nine months ended December 31, 2024.
Gain (Loss) on Extinguishment of Debt. Loss on extinguishment of debt of $6.7 million for the nine months ended December 31, 2024 related to the write-off of debt issuance costs associated with the September 2024 and November 2024 voluntary prepayment of $605.1 million principal amount of the Term Loan B, the May 2024 voluntary prepayment of $84.9 million principal amount of the Term Loan A and $214.1 million of the Term Loan B, and the 5.5% Senior Notes exchange. In the nine months ended December 31, 2023, the gain on extinguishment of debt of $21.2 million represented a gain associated with the repurchase of $85.0 million principal amount of 5.5% Senior Notes at a discount. See Note 6 to our unaudited condensed consolidated financial statements.
Gain on Investments, net. Gain on investments, net was nil for the nine months ended December 31, 2024, as compared to $2.7 million for the nine months ended December 31, 2023 related to other investments.
Equity Interests Income. Equity interests income of $8.5 million in the nine months ended December 31, 2024 compared to equity interests income of $5.7 million in the nine months ended December 31, 2023 due to higher equity interest income in the current period.

Income Tax Provision. We had an income tax provision of $16.0 million in the nine months ended December 31, 2024, compared to an income tax provision of $12.5 million in the nine months ended December 31, 2023. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, and certain minimum income and foreign withholding taxes. Our income tax provision for the nine months ended December 31, 2024 and 2023 was also impacted by charges for interest on uncertain tax benefits, and benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. Our income tax provision for the nine months ended December 31, 2024 was also impacted by additional deferred tax expense as result of the Separation that occurred during the quarter ended June 30, 2024.

Net Loss Attributable to Lions Gate Entertainment Corp. Shareholders. Net loss attributable to our shareholders for the nine months ended December 31, 2024 was $244.7 million, or basic and diluted net loss per common share of $1.03 on 238.4 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2023 of $1,063.5 million, or basic and diluted net loss per common share of $4.56 on 233.1 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures
See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023", Segment Results of Operations and Non-GAAP measures for a definition of the non-GAAP measure, total segment profit and Studio Business segment profit, which when presented outside of the segment information and reconciliations included in Note 15 to our unaudited condensed consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.
The following table reconciles the GAAP measure, operating loss, to the non-GAAP measure, total segment profit, for the nine months ended December 31, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating loss	$(34.1)	$(877.9)	$843.8	(96.1)%
Corporate general and administrative expenses	89.9	94.2	(4.3)	(4.6)%
Goodwill and intangible asset impairment	—	663.9	(663.9)	(100.0)%
Adjusted depreciation and amortization	25.1	33.4	(8.3)	(24.9)%
Restructuring and other	71.9	371.0	(299.1)	(80.6)%
COVID-19 related charges (benefit)	(3.1)	(0.5)	(2.6)	nm
Unallocated rent cost included in direct operating expense	14.6	—	14.6	n/a
Adjusted share-based compensation expense	54.1	66.9	(12.8)	(19.1)%
Purchase accounting and related adjustments	117.1	120.5	(3.4)	(2.8)%
Total segment profit	$335.5	$471.5	$(136.0)	(28.8)%
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

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Studio Business
Motion Picture	$1,063.3	$1,245.6	$(182.3)	(14.6)%
Television Production	1,062.5	860.7	201.8	23.4%
Total Studio Business	$2,125.8	$2,106.3	$19.5	0.9%
Media Networks	1,041.5	1,214.9	(173.4)	(14.3)%
Intersegment eliminations	(413.5)	(422.1)	8.6	(2.0)%
	$2,753.8	$2,899.1	$(145.3)	(5.0)%
Segment Profit
Studio Business
Motion Picture	$172.5	$237.1	$(64.6)	(27.2)%
Television Production	96.0	94.1	1.9	2.0%
Total Studio Business	$268.5	$331.2	$(62.7)	(18.9)%
Media Networks	109.5	184.1	(74.6)	(40.5)%
Intersegment eliminations	(42.5)	(43.8)	1.3	(3.0)%
	$335.5	$471.5	$(136.0)	(28.8)%
See the following discussion for further detail of our individual segments. The segment results of operations presented below do not include the elimination of intersegment transactions which are eliminated when presenting consolidated results.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,063.3	$1,245.6	$(182.3)	(14.6)%
Expenses:
Direct operating expense	538.5	603.6	(65.1)	(10.8)%
Distribution & marketing expense	278.7	321.7	(43.0)	(13.4)%
Gross contribution	246.1	320.3	(74.2)	(23.2)%
General and administrative expenses	73.6	83.2	(9.6)	(11.5)%
Segment profit	$172.5	$237.1	$(64.6)	(27.2)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$181.1	$204.0	$(22.9)	(11.2)%

Direct operating expense as a percentage of revenue	50.6%	48.5%

Gross contribution as a percentage of revenue	23.1%	25.7%
Revenue. The table below sets forth Motion Picture revenue by media and product category for the nine months ended December 31, 2024 and 2023. Motion Picture revenues for the nine months ended December 31, 2024 included approximately $53.0 million of revenues from eOne.

	Nine Months Ended December 31,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$87.3	$3.8	$91.1	$191.0	$3.2	$194.2	$(103.1)
Home Entertainment
Digital Media	265.8	134.5	400.3	359.1	136.2	495.3	(95.0)
Packaged Media	22.8	15.0	37.8	43.9	19.1	63.0	(25.2)
Total Home Entertainment	288.6	149.5	438.1	403.0	155.3	558.3	(120.2)
Television	211.2	23.8	235.0	193.9	20.6	214.5	20.5
International	225.1	59.2	284.3	220.0	35.3	255.3	29.0
Other	8.2	6.6	14.8	17.5	5.8	23.3	(8.5)
	$820.4	$242.9	$1,063.3	$1,025.4	$220.2	$1,245.6	$(182.3)
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
Theatrical revenue decreased $103.1 million in the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 due to a decrease of $103.7 million from Lionsgate Original Releases due to significant revenue in the prior year's period from The Hunger Games: The Ballad of Songbirds & Snakes and John Wick: Chapter 4.

Home entertainment revenue decreased $120.2 million, or 21.5%, in the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023, due to lower digital media revenue and packaged media revenue of $95.0 million and $25.2 million, respectively, primarily due to decreases from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases declined $93.3 million due to significant revenue in the prior year's period from John Wick: Chapter 4, titles in the The Hunger Games franchise, and Jesus Revolution. Packaged media revenue from Lionsgate Original Releases declined $21.1 million primarily due to revenue in the prior year's period for John Wick: Chapter 4.
Television revenue increased $20.5 million, or 9.6%, in the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023 due to an increase from Lionsgate Original Releases of $17.3 million due to higher revenue generated from our fiscal 2025 and 2024 theatrical slate titles with television windows opening in the current period as compared to the revenue from our fiscal 2024 and fiscal 2023 theatrical slate titles with television windows opening in the prior year's period.
International revenue increased $29.0 million, or 11.4%, in the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023 due to an increase from Other Film of $23.9 million from our acquired library titles, and an increase from Lionsgate Original Releases of $5.1 million due to higher revenue from multi-platform releases which was mostly offset by lower revenue from our theatrical slate titles due to revenue in the prior year's period for The Hunger Games: The Ballad of Songbirds & Snakes and John Wick: Chapter 4.
Direct Operating Expense. The decrease in direct operating expenses is due to lower Motion Picture revenue. The increase in direct operating expenses as a percentage of motion picture revenue as compared to the prior year's period was driven by the change in the mix of titles and product categories generating revenue, and in particular, the performance and cost of the titles released in the period, including Borderlands, which had a higher amortization rate as compared to the titles released in the prior year's period. Investment in film write-downs included in Motion Picture segment direct operating expense were $18.8 million in the nine months ended December 31, 2024, as compared to $27.5 million in the nine months ended December 31, 2023.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the nine months ended December 31, 2024 is due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period, and lower home entertainment distribution and marketing expense. In the nine months ended December 31, 2024 approximately $32.3 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $24.8 million in the nine months ended December 31, 2023 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the nine months ended December 31, 2024 decreased as compared to the nine months ended December 31, 2023 due to the negative contribution of the theatrical slate titles released in the period, including Borderlands, as a result of higher direct operating expense as a percentage of revenue, and lower Motion Picture revenue. These decreases in gross contribution were partially offset by lower Motion Picture distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the nine months ended December 31, 2024 decreased $9.6 million, or 11.5%, primarily due to a decrease in incentive based compensation, partially offset by an increase in salaries and related expenses.

Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,062.5	$860.7	$201.8	23.4%
Expenses:
Direct operating expense	889.9	701.8	188.1	26.8%
Distribution & marketing expense	27.3	24.3	3.0	12.3%
Gross contribution	145.3	134.6	10.7	7.9%
General and administrative expenses	49.3	40.5	8.8	21.7%
Segment profit	$96.0	$94.1	$1.9	2.0%

Direct operating expense as a percentage of revenue	83.8%	81.5%

Gross contribution as a percentage of revenue	13.7%	15.6%

Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2024 and 2023. Television Production revenues for the nine months ended December 31, 2024 included approximately $302.1 million of revenues from eOne.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Television Production	(Amounts in millions)
Television	$733.1	$554.2	$178.9	32.3%
International	144.8	137.7	7.1	5.2%
Home Entertainment
Digital	108.7	113.4	(4.7)	(4.1)%
Packaged Media	3.0	1.0	2.0	200.0%
Total Home Entertainment	111.7	114.4	(2.7)	(2.4)%
Other	72.9	54.4	18.5	34.0%
	$1,062.5	$860.7	$201.8	23.4%
The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the nine months ended December 31, 2024 due to an increase of approximately $246.9 million for revenues from eOne in the current period, partially offset by decreases of $50.9 million from other third-party domestic television revenue and $16.8 million from intersegment revenues from the licensing of Starz original series to Starz Networks. The decrease from other third-party domestic television revenue was due to significant revenue in the prior year's period from The Continental and lower revenue from reality television programs.
International revenue in the nine months ended December 31, 2024 increased $7.1 million, or 5.2% as compared to the nine months ended December 31, 2023 due to an increase of approximately $36.7 million for revenues from eOne in the current period, which was mostly offset by a decrease of $30.9 million from intersegment revenues from the licensing of Starz original series to Starz Networks.
Home entertainment revenue in the nine months ended December 31, 2024 decreased $2.7 million, or 2.4% as compared to the nine months ended December 31, 2023 due to lower third-party digital media revenues, which reflected significant revenue in the prior year's period for The Continental, and lower intersegment revenues of $6.2 million from the licensing of Starz original series to Starz Networks. These decreases were offset by the inclusion of approximately $12.7 million of revenues from eOne in the current period.
Other revenue in the nine months ended December 31, 2024 increased $18.5 million, or 34.0% from the nine months ended December 31, 2023, due to increased revenue from 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the nine months ended December 31, 2024 increased $188.1 million, or 26.8% due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, the prior year's period included significant revenue from The Continental which has a lower amortization rate as compared to the current period. There were investment in film and television programs write-downs of $0.4 million included in Television Production segment direct operating expense in the nine months ended December 31, 2024, as compared to $6.6 million in the nine months ended December 31, 2023.

Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2024 increased as compared to the nine months ended December 31, 2023, due to increased television production revenue, partially offset by higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $8.8 million, or 21.7%. Television Production general and administrative expenses for the nine months ended December 31, 2024 included $15.0 million from eOne and an increase in professional fees, partially offset by a decrease in incentive based compensation.
Media Networks
The table below sets forth Media Networks gross contribution and segment profit for the nine months ended December 31, 2024 and 2023. As previously discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023", the results of operations for “Other” for the nine months ended December 31, 2023 reflect amounts including the results of operations of the Exited Territories related to the Media Networks international restructuring.

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,041.5	$1,214.9	$(173.4)	(14.3)%
Expenses:
Direct operating expense	568.0	617.5	(49.5)	(8.0)%
Distribution & marketing expense	300.0	342.0	(42.0)	(12.3)%
Gross contribution	173.5	255.4	(81.9)	(32.1)%
General and administrative expenses	64.0	71.3	(7.3)	(10.2)%
Segment profit	$109.5	$184.1	$(74.6)	(40.5)%

Direct operating expense as a percentage of revenue	54.5%	50.8%

Gross contribution as a percentage of revenue	16.7%	21.0%

The following table sets forth the Media Networks segment profit by product line:

	Nine Months Ended			Nine Months Ended
	December 31, 2024			December 31, 2023
	Starz Networks (North America)(1)	Other(2)	Total Media Networks	Starz Networks (North America)(1)	Other(2)	Total Media Networks
	(Amounts in millions)
Media Networks Segment:
Revenue	$1,030.1	$11.4	$1,041.5	$1,032.6	$182.3	$1,214.9
Expenses:
Direct operating expense	560.1	7.9	568.0	511.1	106.4	617.5
Distribution & marketing expense	297.7	2.3	300.0	311.9	30.1	342.0
Gross contribution	172.3	1.2	173.5	209.6	45.8	255.4
General and administrative expenses	61.4	2.6	64.0	59.3	12.0	71.3
Segment profit	$110.9	$(1.4)	$109.5	$150.3	$33.8	$184.1
_______________________
(1)Starz Networks represents the results of operations of the U.S. and Canada, see footnote (2) below.
(2)During the quarter ended June 30, 2024, the Company began reflecting the results of operations of Canada within Starz Networks. Accordingly, the following amounts were reclassified from "Other" (formerly "LIONSGATE+") to Starz Networks in the nine months ended December 31, 2023 to conform to the current period presentation: (i) revenue of $12.7 million; (ii) direct operating expense of $8.8 million; and (iii) distribution and marketing expense of $2.0 million, which resulted in gross contribution and segment profit of $1.9 million reclassified. The amounts reflected in "Other" consist of the results of operations outside of the U.S. and Canada.

Revenue. Media Networks revenue decreased $173.4 million and reflected lower Other revenue of $170.9 million, and a decrease of $2.5 million at Starz Networks. Starz Networks' revenue decreased $2.5 million primarily because of the continued declines in revenue from traditional linear services of $44.0 million, which were mostly offset by higher OTT revenue of $40.9 million resulting from price increases. Starz Networks initiated a price increase at the end of June 2023, which was implemented by its various partners throughout the period ended September 30, 2023. Starz Networks initiated an additional price increase beginning in August 2024, which was implemented by its various partners throughout the quarter ended December 31, 2024. The Other revenue of $11.4 million for the nine months ended December 31, 2024 includes $4.5 million from the Exited Territories. The decrease in Other revenue was primarily the result of the exit from the Exited Territories which was approximately $156.9 million. In addition, the decrease in Other was due to ancillary revenue earned during the nine months ended December 31, 2023 from the distribution of certain Starz Originals and licensed content to third-party distributors outside of the Starz Platforms decreasing by approximately $13.5 million as compared to the corresponding period in fiscal 2024.
During the nine months ended December 31, 2024 and 2023, the following original series premiered on STARZ:

Nine Months Ended December 31, 2024		Nine Months Ended December 31, 2023
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Mary & George Season 1	April 5, 2024	Blindspotting Season 2	April 14, 2023
Power Book II: Ghost Season 4 Part 1	June 7, 2024	Run the World Season 2	May 26, 2023
		Outlander Season 7A	June 16, 2023
Second Quarter:		Second Quarter:
Serpent Queen Season 2	July 12, 2024	Minx Season 2	July 21, 2023
Power Book II: Ghost Season 4 Part 2	September 6, 2024	Heels Season 2	July 28, 2023
Three Women Season 1	September 13, 2024	Men in Kilts Season 2	August 11, 2023
		Power Book IV: Force Season 2	July 28, 2023
Third Quarter:		Third Quarter:
Fat Joe Talks Season 1	October 4, 2024	Shining Value Season 2	October 13, 2023
Sweetpea Season 1	October 10, 2024	Power Book III: Raising Kanan Season 3	December 1, 2023
Outlander Season 7B	November 22, 2024

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
The decrease in Media Networks direct operating expenses is due to decreases at Other of $98.5 million, partially offset by an increase at Starz Networks of $49.0 million in the nine months ended December 31, 2024. The increase in Starz Networks direct operating expense was due primarily to an increase of $112.7 million related to theatrical releases under our programming output agreements, partially offset by lower programming cost amortization of $67.9 million related to our Starz Originals. Other direct operating expenses decreased $97.2 million due to the exit from the Exited Territories. Other direct operating expense of $7.9 million for the nine months ended December 31, 2024 includes $2.8 million from the Exited Territories.
The decrease in Media Networks distribution and marketing expense is due to a decrease in Other of $27.8 million primarily due to a decrease in distribution and advertising expenses resulting from the exit from the Exited Territories, and a decrease of $14.2 million at Starz Networks primarily due to a decrease in direct response advertising and marketing costs.
Gross Contribution. The decrease in gross contribution compared to the nine months ended December 31, 2023 was due to lower gross contribution at Starz Networks of $37.3 million and lower gross contribution from Other of $44.6 million. Gross contribution at Starz Networks declined due to higher direct operating expense and slightly lower revenue, partially offset by lower distribution and marketing expense, as described above. Gross contribution from Other declined primarily due to the exit from the Exited Territories, and reflected lower revenue which was partially offset by lower direct operating expense and distribution and marketing expense, as described above.
General and Administrative Expense. General and administrative expenses in the nine months ended December 31, 2024 decreased from the prior year's period, due to a decrease of $9.4 million from Other resulting from the exit from the Exited Territories, partially offset by an increase of $2.1 million at Starz Networks.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital requirements in the nine months ended December 31, 2024 were provided principally through cash generated from operations, corporate debt, our film related obligations (as further discussed below), and the monetization of trade accounts receivable. As of December 31, 2024, we had cash and cash equivalents of $200.5 million.
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
Corporate Debt
Our corporate debt at December 31, 2024, excluding film related obligations discussed further below, consisted of the following:
•Senior Credit Facilities:
◦Revolving Credit Facility. We have a $1.25 billion revolving credit facility (with $390.0 million outstanding at December 31, 2024) due April 2026 (the "Revolving Credit Facility"). We maintain significant availability under our Revolving Credit Facility, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
◦Term Loan A. We have a term loan A facility due April 2026 (the "Term Loan A"), with $314.4 million outstanding at December 31, 2024.
In November 2024, the Company paid in full the term loan B facility due March 2025 (the "Term Loan B", and, together with the Revolving Credit Facility and the Term Loan A, the "Senior Credit Facilities").
•Senior Notes: We have $715.0 million outstanding of 5.5% senior notes due 2029 (the "5.5% Senior Notes") and 5.5% exchange notes due 2029 (the "Exchange Notes") in the aggregate at December 31, 2024.

Effective upon completion of the separation of the Starz Business from the Studio Business, the interest rate will increase to 6.0% and the maturity date will extend to April 15, 2030 for a portion of the 5.5% Senior Notes which amounted to $389.9 million at December 31, 2024. On or after the Separation Closing Date, as defined in the indenture to the Exchange Notes, the Company may redeem the Exchange Notes, in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Exchange Notes will initially be guaranteed by all existing obligors under the Existing Notes, and upon completion of the separation of the Studio Business and the Starz Business, the Exchange Notes will be guaranteed exclusively by entities which are part of the Studio Business.
•eOne IP Credit Facility: In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $331.5 million outstanding as of December 31, 2024. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility. In September 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "LG IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles. In November 2024 and December 2024, the Company closed amendments which increased the maximum principal amount of the LG IP Credit Facility to $850.0 million as of December 31, 2024 subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of December 31, 2024, $850.0 million was outstanding under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.

See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt.
Film Related Obligations
We utilize our film related obligations to fund our film and television productions or licenses. Our film related obligations at December 31, 2024 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company's production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At December 31, 2024, there was $1,346.0 million outstanding of production loans.
•Programming Notes: Programming notes represent individual loans for the licensing of film and television programs that we license, related to our Media Networks business. The Company's programming notes have contractual repayment dates in January 2025. At December 31, 2024, there was $75.8 million outstanding of programming notes.
•Production Tax Credit Facility: At December 31, 2024, we had a $260.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the "Production Tax Credit Facility"). As of December 31, 2024, tax credit receivables amounting to $353.1 million represented collateral related to the Production Tax Credit Facility. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At December 31, 2024, there was $257.8 million outstanding under the Production Tax Credit Facility. In January and February 2025, the Company entered into amendments to the Production Tax Credit Facility which extended the maturity to January 27, 2028 and increased the maximum principal amount to $280.0 million.
•Film Library Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the "Film Library Facility") based on the collateral consisting solely of certain of our rights in certain acquired library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the Film Library Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At December 31, 2024, there was $87.5 million outstanding under the Film Library Facility.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the "Backlog Facility") based on collateral consisting solely of certain of the Company's fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 14, 2027. As of December 31, 2024, there was $151.9 million outstanding under the Backlog Facility.
◦Other. The Company has other loans which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these "other" loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of December 31, 2024, there was $27.1 million outstanding under the "other" loans, with a contractual repayment date in July 2025. As of December 31, 2024, accounts receivable amounting to $20.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at December 31, 2024 amounting to $11.0 million represented collateral related to the "other" loans.
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
In addition, the Company has a redeemable noncontrolling interest balance of $99.7 million as of December 31, 2024 related to its acquisition of a controlling interest, consisting of a limited liability company interest, in 3 Arts Entertainment, and $93.2 million included in other liabilities-non current representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 9 to our unaudited condensed consolidated financial statements).
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
As we continue to evaluate the Media Networks business and its current restructuring plan in relation to the current micro and macroeconomic environment and the Proposed Separation of the Company's Starz business (i.e., Media Networks segment) and Studio Business (i.e., Motion Picture and Television Production segments), including further strategic review of content performance and its strategy on a territory-by-territory basis, we may decide to expand our restructuring plan and exit additional territories or remove certain content off its platform in the future. Subsequent to December 31, 2024, the Company removed programming on Starz's domestic platform which had a carrying value of approximately $77.4 million, which charge, measured as the excess of the carrying value over the fair value of the titles removed, will be recorded during the fourth quarter ending March 31, 2025 (see Note 14 to our unaudited condensed consolidated financial statements). We may incur additional content impairment and other restructuring charges.
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
Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and film related obligations. The following table sets forth our significant contractual and other obligations as of December 31, 2024 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of December 31, 2024 (on-balance sheet arrangements)
Corporate debt(1):
Revolving credit facility	$390.0	$—	$390.0
Term Loan A	314.4	—	314.4
5.5% Senior Notes and Exchange Notes	715.0	—	715.0
eOne IP Credit Facility	331.5	34.0	297.5
LG IP Credit Facility	850.0	85.0	765.0
Film related obligations(2)	1,946.1	1,497.0	449.1
Content related payables(3)	182.4	147.2	35.2
Operating lease obligations	399.2	57.1	342.1
	5,128.6	1,820.3	3,308.3
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	547.6	313.2	234.4
Interest payments(5)	527.0	171.0	356.0
Other contractual obligations	477.8	131.6	346.2
	1,552.4	615.8	936.6
Total future repayment of debt and other commitments under contractual obligations (6)	$6,681.0	$2,436.1	$4,244.9
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
(5)Includes cash interest payments on our corporate debt and film related obligations, based on the applicable SOFR interest rates at December 31, 2024, net of payments and receipts from the Company's interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
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
Covenants. The Senior Credit Facilities contain representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Revolving Credit Facility and the Term Loan A and are tested quarterly. As of December 31, 2024, the Company was in compliance with all applicable covenants.

The Exchange Notes contain certain restrictions and covenants that, subject to certain exceptions, limit the Company’s ability to incur additional indebtedness, pay dividends or repurchase the Company’s common shares, make certain loans or investments, and sell or otherwise dispose of certain assets subject to certain conditions, among other limitations. As of December 31, 2024, the Company was in compliance with all applicable covenants.
Share Repurchase Plan. On February 2, 2016, our Board of Directors authorized to increase our previously announced share repurchase plan from $300 million to $468 million. To date, approximately $288.1 million of our common shares have been purchased under the plan, leaving approximately $179.9 million of authorized potential repurchases. The remaining $179.9 million of our common shares authorized under the plan may be purchased from time to time at our discretion, including quantity, timing and price thereof, and will be subject to market conditions. Such purchases will be structured as permitted by securities laws and other legal requirements. During the nine months ended December 31, 2024, the Company did not repurchase any common shares.
Dividends. The amount of dividends, if any, that we pay to our shareholders is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements, and shall be in compliance with applicable law.
Capacity to Pay Dividends. At December 31, 2024, the capacity to pay dividends under the Senior Credit Facilities and the Senior Notes significantly exceeded the amount of the Company's accumulated deficit or net loss, and therefore the Company's net loss of $259.5 million and accumulated deficit of $3,422.7 million were deemed free of restrictions from paying dividends at December 31, 2024.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $113.6 million for the nine months ended December 31, 2024 and increased by $18.5 million for the nine months ended December 31, 2023, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the nine months ended December 31, 2024 and 2023 were as follows:

	Nine Months Ended
	December 31,
	2024	2023	Net Change
	(Amounts in millions)
Net Cash Flows Provided By (Used In) Operating Activities	$(359.7)	$401.4	$(761.1)

Cash flows used in operating activities for the nine months ended December 31, 2024 were $359.7 million compared to cash flows provided by operating activities of $401.4 million for the nine months ended December 31, 2023. The decrease in cash provided by operating activities is due to greater cash used in changes in operating assets and liabilities of $703.5 million. The greater cash used in changes in operating assets and liabilities was driven by increased cash used for investment in film and television programs and program rights, greater decreases in content related payables, participations and residuals, and accounts payable and accrued liabilities, partially offset by greater proceeds from decreases in accounts receivable, net and greater increases in deferred revenue.

Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2024 and 2023 were as follows:

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Net proceeds from purchase price adjustments for eOne acquisition (see Note 2)	$12.0	$—
Purchase of eOne, net of cash acquired (see Note 2)	—	(331.1)
Proceeds from the sale of other investments	1.5	5.2
Investment in equity method investees and other	(2.0)	(11.3)
Acquisition of assets (film library and related assets)	(35.0)	—
Increase in (repayment of) loans receivable	0.8	(3.6)
Capital expenditures	(23.6)	(24.7)
Net Cash Flows Used In Investing Activities	$(46.3)	$(365.5)
Cash flows used in investing activities of $46.3 million for the nine months ended December 31, 2024 compared to cash flows used in investing activities of $365.5 million for the nine months ended December 31, 2023, primarily due to cash used for the acquisition of a film library and related assets, partially offset by proceeds from the settlement of certain working capital items pursuant to the Purchase Agreement for eOne in the current period as compared to cash used for the purchase of eOne, net of cash acquired, in the prior year's period.
Financing Activities. Cash flows provided by (used in) financing activities for the nine months ended December 31, 2024 and 2023 were as follows:

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$3,557.7	$2,270.5
Debt - repurchases and repayments	(3,493.0)	(1,987.4)
Net proceeds from debt	64.7	283.1

Film related obligations - borrowings	1,692.0	1,262.6
Film related obligations - repayments	(1,703.9)	(1,530.3)
Net repayments of film related obligations	(11.9)	(267.7)

Sale of noncontrolling interest in Lionsgate Studios Corp. (see Note 2)	281.7	—
Other financing activities	(42.1)	(32.8)
Net Cash Flows Provided By (Used In) Financing Activities	$292.4	$(17.4)
Cash flows provided by financing activities of $292.4 million for the nine months ended December 31, 2024 compared to cash flows used in financing activities of $17.4 million for the nine months ended December 31, 2023. Cash flows provided by financing activities for the nine months ended December 31, 2024 primarily reflects proceeds from the sale of a noncontrolling interest in Lionsgate Studios of $281.7 million, and net debt borrowings of $64.7 million, which were partially offset by net film related obligations repayments of $11.9 million, and cash used for other financing activities of $42.1 million representing primarily tax withholding required on equity awards of $28.7 million. Net debt borrowings of $64.7 million in the nine months ended December 31, 2024 included the below transactions, along with required repayments on our term loans and borrowings and repayments under our revolving credit facility for working capital purposes:
•In May 2024, we used the proceeds from the Business Combination to prepay $84.9 million principal amount of the Term Loan A and $214.1 million of the Term Loan B.
•In July 2024 and September 2024, we borrowed $340.0 million under the eOne IP Credit Facility and $455.0 million under the LG IP Credit Facility, respectively. In September 2024, we used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the Term Loan B.

•In November 2024, we borrowed $265.0 million under the LG IP Credit Facility, and used the net proceeds to pay in full the remaining $250.0 million principal amount of the Term Loan B.
•In December 2024, we borrowed $130.0 million under the LG IP Credit Facility.
Cash flows used in financing activities of $17.4 million for the nine months ended December 31, 2023 primarily reflects net film related obligations repayments of $267.7 million due to net repayments under production loans and the Production Tax Credit Facility of $188.1 million and net repayments under the Backlog Facility, Film Library Facility and other of $79.6 million, and cash used for other financing activities of $32.8 million representing primarily tax withholding required on equity awards of $31.0 million. These uses of cash were partially offset by net proceeds from debt of $283.1 million in the nine months ended December 31, 2023, which included net borrowings under our revolving credit facility of $375.0 million to fund the purchase of eOne, which were offset by cash paid of $61.4 million for the repurchase of $85.0 million principal amount of the 5.5% Senior Notes, and required repayments on our term loans.

Remaining Performance Obligations and Backlog

Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our unaudited condensed consolidated financial statements, remaining performance obligations were $1.8 billion at December 31, 2024 (March 31, 2024 - $1.8 billion). The backlog portion of remaining performance obligations (excluding deferred revenue) related to our Motion Picture and Television Production segments was $1.2 billion at December 31, 2024 (March 31, 2024 - $1.5 billion).

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

Certain of our borrowings, primarily borrowings under our Senior Credit Facilities, eOne IP Credit Facility, LG IP Credit Facility and our film related obligations are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the revolving credit facility and Term Loan A is a percentage per annum equal to SOFR plus 0.10% plus 1.75% margin. Advances under the eOne IP Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Assuming the revolving credit facility is drawn up to its maximum borrowing capacity of $1.25 billion, based on the applicable SOFR in effect as of December 31, 2024, each quarter point change in interest rates would result in a $6.0 million change in annual net interest expense on the revolving credit facility, Term Loan A, eOne IP Credit Facility, LG IP Credit Facility and interest rate swap agreements.

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
At December 31, 2024, our 5.5% Senior Notes and Exchange Notes had an outstanding carrying value of $699.1 million, and an estimated fair value of $604.9 million. A 1% increase in the level of interest rates would decrease the fair value of the

5.5% Senior Notes by approximately $21.6 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.5% Senior Notes by approximately $22.6 million.

The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2024:

	Three Months Ending March 31,	Year Ending March 31,						Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total	December 31, 2024
			(Amounts in millions)
Variable Rates:
Revolving Credit Facility(1)	$—	$—	$390.0	$—	$—	$—	$390.0	$390.0
Average Interest Rate	—	—	6.18%	—	—	—
Term Loan A(1)	—	—	314.4	—	—	—	314.4	313.6
Average Interest Rate	—	—	6.18%	—	—	—
eOne IP Credit Facility(1)	8.5	34.0	34.0	34.0	34.0	187.0	331.5	331.5
Average Interest Rate	6.58%	6.58%	6.58%	6.58%	6.58%	6.58%
LG IP Credit Facility(1)	21.2	85.0	85.0	85.0	85.0	488.8	850.0	850.0
Average Interest Rate	6.58%	6.58%	6.58%	6.58%	6.58%	6.58%
Film related obligations(2)	469.7	1,208.0	—	268.4	—	—	1,946.1	1,946.1
Average Interest Rate	5.92%	5.72%	—	5.84%	—	—
Fixed Rates:
5.5% Senior Notes	—	—	—	—	—	715.0	715.0	604.9
Interest Rate	—	—	—	—	—	5.50%
Interest Rate Swaps(3)
Variable to fixed notional amount	—	—	345.0	—	—	—	345.0	0.7
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
(3)Represents interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates paid ranging from 3.803% to 4.045% with maturities in August 2026, September 2026 and December 2026. See Note 17 to our unaudited condensed consolidated financial statements.

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
As of December 31, 2024, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2024.

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

No common shares were purchased by us during the three months ended December 31, 2024.

Additionally, during the three months ended December 31, 2024, no Class A voting shares and 14,866 Class B non-voting shares were withheld upon the vesting of restricted share units and restricted awards, share issuances and stock option exercises to satisfy minimum statutory federal, state and local tax withholding obligations.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	8-K	3.1	12/8/2016
3.2	Notice of Articles	10-K	3.2	5/28/2021
4.1.13x	Supplemental Indenture No. 13, dated as of December 31, 2024, among Lions Gate Capital Holdings LLC, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee
4.2.3x	Supplemental Indenture No. 3 dated as of December 31, 2024, among Lions Gate Capital Holdings 1, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee
10.28+	Credit, Security and Pledge Agreement dated as of September 30, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger	8-K	10.1	12/16/2024
10.29+	Amended and Restated Credit, Security and Pledge Agreement dated as of November 5, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger	8-K	10.2	12/16/2024
10.30+	Amendment No. 1 to the Amended and Restated Credit, Security and Pledge Agreement dated as of December 9, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger	8-K	10.3	12/16/2024
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
xx
Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE ENTERTAINMENT CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 10, 2025		Title:	Duly Authorized Officer and Chief Financial Officer