Form 10-K
period 2025-03-31
STARZ ENTERTAINMENT CORP /CN/
filed 2025-06-26
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File No. 1-14880
Starz Entertainment Corp.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Howe Street, 20th Floor Vancouver, British Columbia V6C 3R8	1647 Stewart St. Santa Monica, California 90404
(877) 848-3866	(604) 648-6559
(Address of Principal Executive Offices)
Registrant's telephone number, including area code: 1 (604) 648-6559
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	STRZ	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. As of June 16, 2025, 16,721,810 shares of the registrant’s common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in Part III of this Annual Report on Form 10-K is incorporated by reference to an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2025.

SUMMARY OF RISK FACTORS
An investment in Starz involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of these risks, any one of which could material adverse effect on our business, financial condition, results of operations, and prospects:
Risks Related to Starz and the Starz Business
•Starz is a smaller, less diversified company than its predecessor Old Lionsgate was, with a different financial profile.
•Starz could experience temporary interruptions in business operations and incur additional costs as it builds its information technology infrastructure and transitions its data to its own systems.
•The accounting and other management systems and resources of Starz may not be adequately prepared to meet the financial reporting and other requirements to which Starz is subject as a public company.
•Starz faces risks related to the restructuring of its business, which have affected and may continue to affect the value of its assets.
•Starz’s efforts to attract and retain subscribers may not be successful, which may adversely affect its business, financial condition, results of operations and cash flows.
•Starz’s business depends on viewer preferences, which are difficult to predict.
•Starz’s success depends upon the availability of quality programming in a highly competitive marketplace, and it may be unable to secure or maintain such programming.
•Starz depends on distributors that carry its programming, and no assurance can be given that Starz will be able to maintain and renew these affiliation agreements on favorable terms or at all.
•Starz relies on a few major distributors and the loss of any of those could reduce its revenue and operating results.
•Starz depends, in part, on distributors to market and present its services, the lack of which may result in reduced customer demand.
•Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect Starz’s business, financial condition, results of operations or cash flows.
•Business interruptions could adversely affect Starz’s business, financial condition, results of operations and cash flows.
•Starz relies, in part, on third-party sales platforms as well as third-party internet-connected devices for distribution of its direct-to-consumer service.
•Starz is subject to payment processing risk.
•Starz faces substantial competition in all aspects of its business, including competition for marketing and carriage of its services.
•Starz faces economic, political, and regulatory risks from doing business in Canada.
•Starz’s business involves risks of legal claims related to the content included in its programming, which could adversely affect its business, financial condition, result of operations and cash flows.
•Starz may fail to adequately protect its intellectual property rights or may be accused of infringing intellectual property rights of third parties.
•Starz is, and may in the future become, subject to litigation and other legal proceedings, which could adversely affect its business, financial condition, results of operations and cash flows.
•Inflation or economic instability in the markets in which Starz operates could adversely affect Starz’s business, financial condition, results of operations and cash flows.

•If the technology Starz uses in operating its business fails, is unavailable, or does not operate to expectations, its business, financial condition, results of operations and cash flows could be adversely affected.
•Starz utilizes “cloud” computing services to deliver a distributed computing infrastructure platform for its business operations and any disruption of or interference with its use of its “cloud” computing servicer could adversely impact its business, financial condition, results of operations and cash flows.
•Protection of electronically stored data is costly and if Starz’s data is compromised in spite of this protection, it may incur additional costs, lost opportunities and damage to its reputation.
•Starz’s activities are subject to a variety of stringent and changing regulatory obligations, which may adversely impact its business, financial condition, results of operations and cash flows.
•The loss of any of Starz’s key personnel and artistic talent could adversely affect its business, financial condition, results of operations and cash flows.
•Starz’s business could be adversely affected by labor disputes or other union actions.
•Starz will be subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.
•Purported noteholders have instituted suit against Starz claiming that it breached the indenture governing certain 5.5% senior notes due 2029 by virtue of an amendment executed in connection with an exchange by certain noteholders for new notes.
Risks Related to Starz's Indebtedness
•Starz may incur debt obligations that could adversely affect its business and profitability and its ability to meet other obligations.
•Starz may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.
•Despite its current level of indebtedness, Starz and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to Starz’s financial condition described above.
•The terms of Starz’s corporate indebtedness restrict Starz’s current and future operations, particularly Starz’s ability to respond to changes or to take certain actions.
Risks Related to Tax Rules and Regulations
•Changes in, or interpretations of, tax rules and regulations could adversely affect us.
•Our tax rate is uncertain and may vary from expectations.

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
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the benefits of the Separation (as defined below); unexpected costs related to the Separation (as defined below); the substantial investment of capital required to produce, market, and distribute programming; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our programming; risks related to acquisition and integration of future acquired businesses; the effects of dispositions of businesses or assets, including individual series or film libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and past and future bank failures; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruptions and strikes; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors herein.
Any forward-looking statements which we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
OTHER INFORMATION
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
Unless otherwise indicated or the context requires, all references to the “Company,” “Starz,” “we,” “us,” and “our” refer to Starz Entertainment Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries.

PART I
ITEM 1. BUSINESS.
Separation
Prior to the Separation, as defined and further discussed below, Starz Entertainment Corp. (the “Starz Business”) substantially consisted of Lions Gate Entertainment Corp's (“Old Lionsgate” or “Parent”) Media Networks segment consisting of (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct-to-consumer basis through the Starz App and through wholesale U.S. and Canada OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”), and (ii) International, which at that time primarily consisted of the OTT distribution of subscription video services outside the U.S. and Canada.
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by the arrangement agreement, dated as of January 29, 2025, as amended by an agreement, dated as of March 12, 2025 (as amended, the "Arrangement Agreement") completed the separation of the businesses (the “LG Studios Business”) of Lionsgate Studios Corp. ("Legacy Lionsgate Studios"), from the Starz Business (the “Separation”). As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders.
Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the Studios Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with New Lionsgate following the completion of the Starz Separation, New Lionsgate (which holds the LG Studio Business) is considered the accounting spinnor or divesting entity and Starz (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate is the accounting predecessor to New Lionsgate and the Starz Business's historical financial information has been prepared on a carve-out basis and are derived from Old Lionsgate’s consolidated financial statements and accounting records. These combined financial statements reflect the Company's combined historical financial position, results of operations and cash flows as they were historically managed.
Overview
Starz is a leading provider of premium subscription video programming to consumers in the U.S. and Canada, offering thousands of hours of content to its subscribers including its critically acclaimed and award-winning scripted original series. Starz sells its services on a direct-to-consumer basis and through various distributors, including over-the-top providers (such as Amazon, Apple, Google and Hulu) and multichannel video programming distributors (such as Comcast, Charter, DIRECTV and DISH Network). Launching in April 2016, Starz was among the first standalone over-the-top services offering premium video programming. Starz’s over- the-top service is consistently among the top dozen most subscribed video subscription services in the U.S.
Starz’s flagship premium service STARZ had 19.60 million subscribers as of March 31, 2025 (total North American subscribers not including subscribers who receive programming free as part of a promotional offer). STARZ offers premium original series and recently released and library movies without advertisements. Starz’s other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and classic television series also without advertisements. Starz’s services include a stand-alone, direct-to-consumer app, 17 linear networks, and on-demand and online viewing platforms. Starz’s “linear networks” listed in the table below offer the exhibition of titles on a scheduled basis on a programmed channel (as compared to on demand viewing at a time chosen by the subscriber). The STARZ app and online viewing platforms offer thousands of hours of monthly movies and series episodes from studio partners on an on-demand basis, including first-run content, along with a growing line-up of successful original programming. Starz’s services are offered directly to consumers via the STARZ app and via Starz’s website at www.starz.com as well as through Starz’s retail partners (such as Apple and Google) for a recurring fee, or by Starz’s distributors to their subscribers either at a recurring price as part of a programming tier, package or bundle with other products or services, or on an a la carte basis.

The table below depicts the STARZ app and Starz’s 17 existing linear services, along with their respective on-demand services, and highlights some of their key attributes.
Corporate Strategy
Designed to complement any television offering for general audiences across both wholesale and retail over-the-top, as well as traditional multichannel video programming distributor distribution platforms, STARZ is a best-in-class subscription service delivering premium original series and hit movies with appeal to women and diverse audiences.
Starz is focusing on developing and distributing authentic and engaging original programming that resonates with audiences that have been traditionally underrepresented in the premium television space.
The STARZ app is available across digital platforms (including but not limited to iOS, Android, Amazon Fire, and Roku) and offers a user experience that has received high user star ratings on both the iOS and Android store platforms and received Editor’s choice awards from both Apple and Google Play’s editorial teams. Subscribers have access to thousands of hours of content across Starz’s library of quality programming, along with the ability to download and watch STARZ original series, blockbuster theatricals and favorite classic television series and movies.
Starz believes this strategy, combined with a proven management team, will ensure its services remain a “must have” for subscribers and a meaningful profit center for its distributors.
Affiliation Agreements
Starz’s services are distributed pursuant to affiliation agreements with its distributors. Starz earns revenue under these agreements either based on amounts or rates tied to the total number of subscribers who receive its services or on other metrics or factors. Starz’s affiliation agreements expire at various dates through 2028, and Starz intends to renew these agreements as they expire on a rolling basis. Typically, such negotiations would begin two to six months before the agreement’s expiration date. Occasionally, the parties decide to engage in early renewal conversations or agree to short-term extensions to provide additional time to negotiate.
Starz works with its distributors to increase the number of subscribers to its services. To accomplish this, Starz may help fund the distributors’ efforts to market its services or may offer discounts or waivers of license fees during limited-time promotional periods. Starz believes these efforts enhance its relationship with distributors, improve the awareness of its services and maximize subscribers and revenue over the term of these affiliation agreements.
Distributors report the number of subscribers to Starz’s services and pay for services, generally, on a monthly basis. The agreements are usually structured to be multi-year agreements with staggered expiration dates so agreements are renewed on a rolling basis, and certain of the agreements provide for annual contractual rate increases.
STARZ App
The STARZ app is the single destination for both direct over-the-top subscribers and distributor authenticated subscribers to stream or download Starz’s original series and movie content. The STARZ app:
•Is available for purchase as a standalone over-the-top service for a recurring monthly fee;
•Is available on a wide array of platforms and devices including Amazon Fire, iOS, Android and Roku, among others;
•Includes on-demand streaming and downloadable access for internet-free viewing;
•Offers instant access to thousands of hours of programming selections each month (including STARZ original series and commercial free movies); and
•Is available as an additional benefit to multichannel video programming distributor subscribers of Starz's linear premium services.
Starz Original Programming
Starz is a leader in high-quality, bold premium programming developed for women and underrepresented audiences, with approximately 20% of content available on Starz’s services consisting of programming original to Starz. Starz views it as its mandate to deliver programming for, by, and about women and underrepresented voices. Starz is constantly seeking out material that reflects its mandate which can be acquired or developed into hit shows, with this mandate guiding the development process. For example, Starz not only retains scouts to identify literary content that aligns with this mandate, but also actively engages with underrepresented communities to discover writers and producers to create shows in line with this focus. Starz’s resulting slate is driven by critically acclaimed and award-winning scripted original series with highly engaged audiences (as measured by overall watch time and social media engagement).
STARZ Original Series like “Outlander” and “Power” have become tent-pole franchises with multiple spin-off and derivative series to meet audience demand. STARZ also has brought audiences groundbreaking new series including “P-Valley” and “BMF,” among many others. Starz contracts with studios and production companies to produce original programming that appears on its services.
For its fiscal year ended March 31, 2025, Starz delivered a strong lineup of original programming for women and underrepresented audiences including new seasons of the “Power” cinematic universe hit series “Power Book II: Ghost” (Season 4) and “Power Book III: Raising Kanan” (Season 4); and the time travel, fantasy series “Outlander” (Season 7, Part 2), among several other series premieres. These original programming premieres, coupled with recently acquired titles like “Mary & George” and “Three Women,” along with an increased volume of theatrical output titles, drive subscription and overall watch time across key cohorts, including movie lovers, women, and underrepresented minorities.
Output and Content License Agreements
The majority of acquired content on Starz’s services consists of movies that have been released theatrically, which make up approximately 80% of the content available on Starz’s services. Starz has an exclusive multiyear output licensing agreement with New Lionsgate for Lionsgate label titles theatrically released in the U.S. starting January 1, 2022, and for New Lionsgate’s Summit label titles theatrically released in the U.S. starting January 1, 2023. Starz enjoys exclusivity vis-à-vis other services during all of its windows in this licensing agreement. However, there are periods between Starz’s windows when New Lionsgate can license the content to third parties. License fees paid by Starz to New Lionsgate for these licenses are based on a formula derived from domestic box office performance. Starz also has an exclusive multiyear output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides Starz with rights to exhibit these films immediately following their initial windows.
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
Our library deals with major studios are typically amended on a periodic basis to add new titles and windows, with some studios choosing to license library content on an annual basis. As of June 16, 2025, we have windows through at least the following years in our significant output and library programming agreements:

Significant output programming agreements	Significant library programming agreements
Studio	Studio
Lionsgate (at least 2030 for the first window) Universal (at least 2029 for the first window)	Lionsgate (at least 2028) Universal (at least 2028) Paramount (at least 2026) Sony (at least 2026) Twentieth Century Fox/Disney (at least 2025) Warner Bros. (at least 2026)
Starz’s output agreements generally require payment for movies at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per movie and a cap on the number of movies that can be put to Starz each year). The amounts Starz pays for library content vary based on each specific agreement, but generally reflect an amount per movie, series or other programming commensurate with the quality (e.g., utility and perceived popularity) of the content being licensed.
Transmission
Starz currently uplinks its programming for its linear services to non-pre-emptible, protected transponders on two satellites positioned in geo-synchronous orbit. These satellites feed their signals to various swaths of the Americas. Starz leases these transponders under multi-year agreements. Starz currently transmits to these satellites from its uplink facilities provided by a third-party vendor.
Regulatory Matters
In the U.S., the Federal Communications Commission (the “FCC”) regulates several aspects of Starz’s and its distribution ecosystem’s operations and programming. This includes FCC oversight in connection with content-specific requirements such as closed captioning and program access requirements in connection with certain distributors and programmer services with shared attributable interests.
Regulation

The regulation of programming services, cable television systems, direct broadcast satellite providers, broadcast television licensees and online services is subject to the political process and has been in constant flux historically, making it difficult to estimate the material effects that regulations may have on capital expenditures or earnings. Like its competitors, to the extent that Starz’s programming services are distributed through online platforms, Starz must comply with various federal and state laws and regulations applicable to online communications and commerce. For example, the continued growth and development of the market for online commerce has led to increasingly stringent consumer protection laws, such as the recent “click to cancel” regulations, and complying with those laws imposes additional burdens on Starz and its similarly positioned competitors, which may increase costs and reduce earnings. Increased regulation of user data utilization practices, including self-regulation or findings under existing laws that limit Starz’s ability to collect, transfer and use user data, could increase cost of compliance with regulations and reduce earnings. Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, such as laws impacting net neutrality, could decrease the demand for Starz’s service and increase its cost of doing business. Furthermore, to the extent that regulations and laws (including the imposition of potential tariffs impacting content or Starz’s business), either presently in force or proposed, hinder or stimulate the growth of the entertainment, cable television and satellite industries, Starz’s business may be affected. Further material changes in the law and regulatory requirements that affect Starz’s business are likely to occur and there can be no assurance that Starz will not experience a material adverse effect due to future legislation, new regulation or deregulation.
Specialized Skill and Knowledge
Starz’s management team brings together strong complementary skills, expertise and experience in various aspects of the media and entertainment industry, including franchise content creation, data/analytics, technology, linear and digital wholesale distribution and direct to consumer business, as well as in strategic planning, financing, legal, sales, marketing and mergers and acquisitions.
Competitive Conditions
Starz operates in highly competitive markets. The market for video programming is intensely competitive and subject to rapid change. Starz competes with companies within the entertainment and media business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural-related activities. Starz also competes with other programming services, including cable television, national broadcast television, and digital streaming services to secure desired programming.
Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers’ expectations regarding the availability of video content and their willingness to pay for access to such content. These changes include the increase in the number of advertising-supported video on demand services or free, ad-supported streaming linear channels (also known as FAST channels). As a result, the success of Starz’s business is dependent not only on the quality and acceptance of its programming, but also on its ability to successfully compete with current and new competitors in both retaining its existing subscriptions and attracting new ones.
Intellectual Property
Starz currently uses a number of trademarks, service marks, copyrights, patents, domain names and similar intellectual property in connection with Starz’s businesses. Starz either licenses such intellectual property or owns it outright (including owning trademark and patent registrations and applications to register such trademarks and patents both domestically and internationally). Starz believes that ownership of, and/or the right to use, such trademarks, service marks, copyrights, patents, domain names and similar intellectual property is an important factor in Starz’s businesses and that Starz’s success depends, in part, on such ownership or license rights.
Seasonality (Business Cycles)
Starz is generally not subject to cyclical or seasonal fluctuations, but may be significantly impacted by the risk factors set forth in the section entitled “Risk Factors—Risks Related to Starz and the Starz Business. Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect Starz’s business, financial condition, results of operations or cash flows."

Dependence on Key Contracts
Starz’s business is not dependent on any specific key customer contract. In addition to distribution of programming on a direct-to-consumer basis, Starz’s business does depend, in part, on distributors that carry its programming, as set forth in the risk factor entitled “Risk Factors—Risks Related to Starz and the Starz Business. Starz depends on distributors that carry its programming, and no assurance can be given that Starz will be able to maintain and renew these affiliation agreements on favorable terms or at all.”
Human Capital Matters
Employees
Starz employs 541 individuals as of June 16, 2025. Starz also utilizes consultants in the ordinary course of its business.
Recruitment
Starz’s leadership team works across the organization to thoughtfully address matters related to inclusion, workforce representation and overall recruitment, hiring, promotions, policies and culture. Starz has the following recruitment and hiring initiatives:
•Internship Programs: Starz has implemented an internship program designed to increase inclusion across the entertainment industry.
•Hiring Process: Starz has implemented hiring practices with the goal of ensuring that it is attracting the best talent in the industry through a fair and accessible approach.
•Strategic Supplier Engagement Program: The mission of Starz’s Strategic Supplier Engagement Program is to actively establish relationships with diverse businesses, while seeking to deliver more competitive pricing, quality, service, innovation and creativity in procurement of services.
•Starz’s Code of Business Conduct and Ethics governs conduct with, and applies to, our suppliers, vendors, contractors and agents, as applicable.
Employee Resource Groups
Starz provides its employees with the opportunity to form an array of Employee Resource Groups (“ERGs”) which offers employees the chance to build community and enhance cross-cultural presence and awareness, develop leadership skills and network across various business units and levels at Starz. The ERGs are voluntary, employee-led groups that are open to everyone and help foster engaging and inclusive workplace and include:
•Starz Early Career Group aims to inspire curiosity and networking to foster growth for professionals in the early stages of their careers.
•Starz Ascend aims to foster inclusivity, empowerment, and pride in AAPI community within the workplace and entertainment landscape.
•Starz BLACC focuses on well-being, retention, and leadership development within the workplace and entertainment landscape.
•Starz Collective focuses on enhancing visibility, advocacy, and cultural celebration, with a focus on community, career, and culture for impactful support at Starz.
•Starz Parents and Caregivers Together Group aims to bring together parents, expecting parents, caregivers, and allies to ensure Starz’s community fosters an environment that supports all families.
•Starz Pride supports, develops and inspires future LGBTQIA+ leaders within Starz and the industry.
•Starz Vets is a community of veterans and their supporters working together engage the industry from the unique perspective of a military background.
•Starz Women’s Empowerment Group creates a community that supports female leaders and empowers women at all levels within Starz and the industry.
Community Involvement

Starz is committed to act responsibly and to seek to make a positive difference in the local and global community through Starz’s volunteer program that seeks to provide opportunities for employees to partner with a diverse range of charitable organizations.
Starz has a Corporate Sponsorship Committee that prioritizes corporate philanthropic initiatives throughout Starz, to increase Starz’s impact and to develop meaningful relationships with a core group of organizations and events.
Starz encourages employees to volunteer for and serve on boards of non-profit organizations and to be committed to the philanthropic contributions of Starz’s employees and provides corporate matching to eligible non-profit organizations.
Engagement
Starz conducts an annual employee engagement survey through an independent third party. Starz employees complete performance management conversations at set points throughout the year focusing on goals, development, feedback and well-being.
Starz offers a confidential, voluntary Self-ID initiative, allowing employees the opportunity to voluntarily share parts of their identity so that Starz can better understand its workforce and continuously improve the experiences for all employees.
Training and Development
Starz conducts annual employee trainings on anti-harassment, privacy and information technology security, the Foreign Corrupt Practices Act, as well as manager training. Starz provides training and development to all employees, focusing on career development, professional development and industry knowledge.
Employee Benefits and Programs
Starz offers a comprehensive benefits package which includes health, dental and vision insurance, disability and life insurance family forming benefits, mental health support, resources for caregiving (children and adult family), online fitness and meditation classes, and new parent coaching. Starz offers programs to develop and enrich the employee experience with offerings such as tuition reimbursement, leadership development programs, mentorship, and additional programs to help support specific populations.
Auditors
Ernst & Young LLP, an independent registered public accounting firm, is Starz’s auditor.
Corporate History
We are a corporation organized under the laws of the Province of British Columbia, taking the name Starz Entertainment Corp. on May 6, 2025, in connection with the Separation. Starz Entertainment Corp. was incorporated under the Canada Business Corporations Act using the name 3369382 Canada Limited on April 28, 1997, amended its articles on July 3, 1997, to change its name to Lions Gate Entertainment Corp., on September 24, 1997, continued under the Business Corporations Act (British Columbia), and on May 6, 2025, amended its articles and changed its name to Starz Entertainment Corp.
Available Information
Our Annual Report on Form 10-K, and future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website at https://investors.starz.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”) and file such material with the Canadian Securities Administrators (the “CSA”) where it is made available under our profile at www.sedarplus.ca.
The Company’s Disclosure Policy, Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics, Related Person Transaction Policy, Charter of the Audit & Risk Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company's website, https://investors.starz.com, as well as in print to any shareholder upon request to Starz’s Corporate Secretary, at either of its principal executive offices.
The information posted on our website is not incorporated into this Annual Report on Form 10-K. We will disclose on our website any waivers of, or amendments to, our Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions.

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
Risks Related to our Business
Starz is a smaller, less diversified company than its predecessor Old Lionsgate was, with a different financial profile.
Starz is a smaller, less diversified company than its predecessor Lionsgate was, with a business concentrated on the distribution of premium subscription video services. As a result, Starz is dependent on its ability to develop and distribute programming that resonates with viewers and results in subscribers for its service and may be more vulnerable to changing market conditions, which could have a material adverse effect on Starz’s businesses, financial condition and results of operations. In addition, the diversification of revenue, costs, and cash flows is diminished compared to its predecessor Lionsgate, such that its results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. Starz may also lose capital allocation efficiency and flexibility, as the Starz Business will no longer be able to use cash flow from the LG Studios Business.
Starz will incur costs and expenses under the Transition Services Agreement entered into as part of the Separation and will incur other costs and expenses associated with being a public company during the twelve-month period following the completion of the Separation and beyond, including costs associated with certain tax and compliance filings.
While Starz believes that it will have sufficient cash and cash equivalents (including cash from operations to fund its operations) for the foreseeable future, Starz may also seek additional funds from third-party sources in the future, including traditional bank financing, other secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to Starz on attractive terms, in the amounts needed, or at all. The decision to obtain additional capital will depend on, among other things, Starz’s business plans, operating performance and condition of the capital markets. Rising interest rates or any disruption in the capital markets could make it more difficult and expensive for Starz to raise additional capital or refinance its existing indebtedness. If Starz raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of its common shares, and Starz’s shareholders may experience dilution. Any large equity or equity-linked offering could adversely affect Starz’s share price.
Starz could experience temporary interruptions in business operations and incur additional costs as it builds its information technology infrastructure and transitions its data to its own systems.
Starz is in the process of creating its own, or engaging third parties to provide, information technology infrastructure and systems to support its critical business functions, including accounting and reporting, in order to enhance or replace those systems previously provided to it by Old Lionsgate. The failure to implement these new systems and transition data successfully and cost-effectively could disrupt Starz’s business operations and have a material adverse effect on its profitability. In addition, Starz’s costs for the operation of these systems may be higher than the amounts reflected in the historical combined financial statements of the Starz Business.
The accounting and other management systems and resources of Starz may not be adequately prepared to meet the financial reporting and other requirements to which Starz is subject as a public company.
Compliance with the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, will place significant demands on Starz’s management and administrative and operational resources, including accounting resources, some of which were previously supported by Old Lionsgate’s management. Moreover, to comply with these requirements, it is anticipated that Starz will need to migrate certain of its systems, including information technology and human resources systems, implement additional financial and management controls, reporting systems and procedures and may need to hire additional legal, accounting and finance staff. It is expected that Starz will incur additional annual expenses related to these activities, and those expenses may be significant. Starz is in the process of creating its own, or engaging third parties to provide, accounting, reporting, and other management systems to support its critical business functions in order to enhance or replace those systems provided to it by Old Lionsgate. Any inability to implement the new systems and transition data successfully and cost-effectively could disrupt Starz’s business operations and adversely impact its profitability. If Starz is unable to upgrade its financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, its ability to comply with its financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flow.
Starz faces risks related to the restructuring of its business, which have affected and may continue to affect the value of its assets.
As a result of changes in the media and entertainment industry and their impact on Starz, Starz has restructured its operations. For example, in the fiscal year ended March 31, 2023, Starz began a plan to restructure its international LIONSGATE+ business, which included the over-the-top distribution of Starz’s LIONSGATE+ branded premium subscription video services outside the U.S. and Canada. In connection with these restructuring activities, Starz performed a strategic review of content performance across all its platforms both in the U.S. and international territories, resulting in certain programming being removed from those platforms and written down to fair value. Starz incurred impairment charges from the inception of the plan through March 31, 2025, amounting to approximately $457.0 million which were reflected in net income (loss) from continuing operations (impairment charges from the inception of the plan through March 31, 2025, included in discontinued operations amounted to approximately $476.4 million).
Changes in macroeconomic conditions, changes in consumer behavior and consumer consumption levels of our content may result in further restructurings and may further impair the value of Starz assets. When these changes or events occur, Starz has historically needed and may in the future need to write down the value of its assets, including further write downs of programming content, net, which has a balance of $1,096.3 million as of March 31, 2025.
As of March 31, 2025, the carrying value of Starz’s definite-lived intangible assets, including customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies was $816.0 million. The asset group including amortizable intangible assets is tested for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of the asset may not be recoverable. For the fiscal year ended March 31, 2025, no indicators of impairment were identified. For the fiscal year ended March 31, 2024, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, we performed an impairment analysis of the amortizable intangible assets due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption. Based on Starz’s impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required. Should a review indicate a write down to fair value is required, any such charge could be material to Starz’s reported net earnings in a given reporting period.
Starz’s efforts to attract and retain subscribers may not be successful, which may adversely affect its business, financial condition, results of operations and cash flows.
Starz’s ability to continue to attract and retain subscribers will depend in part on its ability to consistently provide compelling content choices, effectively market its services, as well as provide a quality user experience for its subscribers. Furthermore, its competitors’ relative service levels, content offerings, pricing and related features may adversely affect Starz’s ability to attract and retain subscribers. For example, in the future, it is possible that prices for Starz services may increase, which could result in subscribers cancelling their subscriptions or potential subscribers not choosing to sign up for its services. Subscribers cancel their subscriptions for many reasons, including a perception that they do not use the service sufficiently, that a particular program they subscribed for has ended, that they need to cut household expenses, the end of a promotional period, dissatisfaction with content, a preference for competitive services, and customer service issues that they believe are not satisfactorily resolved. Adverse economic conditions, including global pandemics, inflation or a recession, may also adversely affect Starz’s ability to attract and retain subscribers.
Starz incurs significant advertising and marketing expenditures to attract and retain subscribers, and retention of those subscribers is important to its business model. Starz continually seeks to add new subscriptions both to replace canceled subscriptions and to grow beyond its current subscription base. If excessive numbers of subscribers cancel its services, Starz may be required to incur significantly higher advertising and marketing expenditures than it currently anticipates to replace these subscribers with new subscribers. If Starz is unable to successfully compete with current and new competitors in both retaining its existing subscriptions and attracting new subscriptions, it could adversely affect Starz’s business, financial condition, results of operations, and cash flows.
Starz’s business depends on viewer preferences, which are difficult to predict.
Starz’s success depends, in part, upon popularity, viewer preferences and audience acceptance of its content. These preferences are subject to influences such as the critical acclaim of its content, the format in which content is released, the talent involved, the genre and specific subject matter of its content, audience reaction to its content, the quality and acceptance of content that its competitors release into the marketplace, the availability of alternative forms of entertainment (including user-generated content) and leisure activities, general economic conditions and other tangible and intangible factors. These influences are difficult to predict and in some cases are subject to influences beyond its control. Starz may not be able to anticipate and react effectively to shifts in tastes and interests. A change in viewer preferences could cause Starz’s programming to decline in popularity, which could adversely affect the terms of its affiliation agreements with distributors or jeopardize their renewal. Reduced popularity of its programs or negative publicity associated with its content or brands may decrease its audience share and viewer reach and could have a material adverse effect on its business, financial condition and results of operations.
To an increasing extent, the success of Starz depends on exclusive original programming and its ability to accurately predict how audiences will respond to its original programming. Starz must invest substantial amounts in the development, production, and marketing of its original programming before it learns whether such content will reach anticipated audience acceptance levels. Because original programming often involves a greater degree of financial commitment, as compared to existing programming acquired from third parties, and because Starz’s branding strategies depend significantly on a relatively small number of original series, a failure to correctly anticipate viewer preferences for such series could be especially detrimental to Starz’s business.
Starz’s success depends upon the availability of quality programming in a highly competitive marketplace, and it may be unable to secure or maintain such programming.
Starz’s success depends upon the availability of quality video programming, particularly original television programming and films, which are suitable for its target markets. Starz believes that a positive reputation concerning its service is important in attracting and retaining subscribers. Starz obtains most of its programming through agreements with third parties that have produced or control the rights to such programming. The market for video programming is intensely competitive and subject to rapid change. Starz competes with other programming services, including cable television, national and local broadcast television, and digital streaming services to secure desired programming. Some content providers resist licensing their content to third parties, such as Starz, which may impede its ability to secure desired programming.
Increased competition may drive up talent and production costs and has required Starz to increasingly commit to “straight-to-series" orders for programming instead of pilot orders. The increased financial commitment for a straight-to-series order also could increase the risks associated with such an order. For example, if a program ordered as a straight-to-series order does not meet anticipated production or quality standards or is otherwise not accepted by audiences, more costly revisions to the programming may be necessary. In addition, many of Starz’s competitors have greater capital resources, and therefore may be able to have greater amounts of available content and/or outbid it for projects and talent (including through the use of exclusive first-look arrangements), and may be able to copy Starz’s successful programming strategies to its detriment or react more quickly than it can to shifts in tastes and interests. Starz also faces increased costs for programming as the result of recent renegotiation of major collective bargaining agreements.
To the extent Starz begins to produce original programming directly rather than through third party production companies, Starz will be responsible for production costs and related expenses directly, including costs relating to talent retention, and such activity will require significant resources and management attention. Our productions may be directly impacted by future negotiations and renewals of entertainment industry collective bargaining agreements, changes to various applicable tax credit regimes, and the potential imposition of U.S. tariffs on international productions. As both a producer and distributor of content, we will face potential liability for negligence, intellectual property infringement, and other similar or related claims based on the nature and content of the materials we acquire, create or distribute.
Starz cannot assure you that it will ultimately be successful in negotiating renewals of its programming license agreements or in negotiating adequate substitute agreements. If these agreements expire or are terminated and are not replaced by licenses to programming content, including additional original programming, acceptable to its distributors and subscribers, it could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Starz depends on distributors that carry its programming, and no assurance can be given that Starz will be able to maintain and renew these affiliation agreements on favorable terms or at all.
Starz currently distributes programming through affiliation agreements with many distributors, including Altice, Amazon, Charter, Comcast, Cox, DIRECTV, DISH Network, Hulu and Verizon. These agreements are scheduled to expire at various dates through 2028. The largest distributors can have significant leverage in their relationships with certain programmers, including Starz. Moreover, subscription streaming services and other technological innovations have changed when, where and how audiences consume video content. These changes pose risks to the traditional television industry, including the disruption of the traditional television content distribution model. In part as a result of these changes, over the past few years, the number of subscribers to traditional multichannel video programming distributors in the U.S. has declined, placing additional cost pressure on the traditional multichannel video programming distributor relationships with their programmers, including Starz. These changes and consolidations in the industry may provide distributors additional leverage in negotiating their affiliation agreements with Starz, which may result in less favorable terms to Starz, including fee reductions.
The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, and therefore, the distributor could suspend or terminate carriage of Starz programming or the programming could continue to be carried by the relevant distributor pursuant to the terms and conditions in the expired affiliation agreement. It is possible that Starz may be unable to obtain renewals with its current distributors on as favorable terms, if at all. It is also possible that Starz may be unable to successfully negotiate affiliation agreements with new distributors to carry its programming. Some distributors may even decide to exit the video delivery sector entirely. The failure to renew affiliation agreements on as favorable terms, or the failure to negotiate new affiliation agreements at all, could result in a discontinuation of carriage, or could otherwise impair Starz’s subscriber growth, revenue and earnings which could have a material adverse effect on its business, financial condition and results of operations.
Starz relies on a few major distributors and the loss of any of those could reduce its revenue and operating results.
Although Starz currently distributes programming through affiliation agreements with many distributors, including Altice, Amazon, Charter, Comcast, Cox, DIRECTV, DISH Network, Hulu and Verizon, a few major distributors account for a material percentage of Starz’s revenue. In the fiscal year ended March 31, 2025, Starz generated 29.7% of its revenue from Amazon.com, Inc. and its subsidiaries. Starz cannot assure you that it will maintain favorable relationships with its distributors, that its offerings will continue to be attractive to distributors, or that it or they will not be adversely affected by economic conditions, including as a result of global pandemics, inflation or a recession.
Starz depends, in part, on distributors to market and present its services, the lack of which may result in reduced customer demand.
At times, certain of Starz’s distributors do not allow it to participate in marketing campaigns or other promotional activities to market its services or may not surface or position Starz favorably on their platforms. Starz’s inability to participate in the marketing of its services or limited discoverability on distributor platforms may put it at a competitive disadvantage. If Starz’s distributors do not sign-up new subscribers to Starz’s services, Starz may lose subscribers, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect Starz’s business, financial condition, results of operations or cash flows.
Starz’s success depends on its ability to anticipate and adapt to shifting content consumption patterns. Technology and business models in Starz’s industry, and the ways in which viewers consume content, continue to evolve, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenue. This trend has impacted certain traditional television distribution models, as demonstrated by industry wide declines in broadcast and cable ratings and declines in cable, direct broadcast satellite and telco television subscribers (i.e., “cord cutting”).
Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers’ expectations regarding the availability of video content and their willingness to pay for access to such content. These changes include the increase in the number of advertising-supported video on demand services or free, ad-supported streaming linear channels (also known as FAST channels). The use of artificial intelligence ("AI"), machine learning, and large language models is evolving rapidly and becoming more prevalent in business operations and Starz’s ability to compete could be adversely affected if its competitors gain an advantage by using such technologies. Technology such as AI may be used in ways that increase access to publicly available free or relatively inexpensive content that may reduce demand for Starz products and services. Regulations governing new technological developments, such as developments in AI, remain unsettled, and these developments may affect aspects of Starz’s existing business model, including revenue streams for the use of Starz’s intellectual property and how it creates its entertainment products. While Starz is engaged in efforts to respond to and mitigate the risks from these changes, there can be no assurance that it will successfully anticipate or respond to these developments. Failure to effectively anticipate or adapt to emerging competitors, content distribution platforms, changes in consumer behavior and shifting business models could have an adverse effect on Starz’s competitive position, business, financial condition, results of operations and cash flows.
Business interruptions could adversely affect Starz’s business, financial condition, results of operations and cash flows.

Starz’s operations are vulnerable to outages and interruptions due to fire, floods, power loss, telecommunications failures, war or acts of terrorism, pandemics, work stoppages and strikes, and similar events beyond its control. Starz has offices located in Southern California, New York, and Colorado, which are subject to natural disasters such as earthquakes or storms. Although Starz has developed certain plans to respond in the event of a disaster, there can be no assurance that they will be effective in the event of a specific disaster. In the event of a short-term power outage, Starz has installed uninterrupted power source equipment designed to protect its equipment. A long-term power outage, however, could disrupt its operations.
Although Starz currently carries business interruption insurance for potential losses (including earthquake- related losses), there can be no assurance that such insurance will be sufficient to compensate for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by Starz could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Starz relies, in part, on third-party sales platforms as well as third-party internet-connected devices for distribution of its direct-to-consumer service.
In order to make its services available to its subscribers and viewers, Starz’s direct-to-consumer service relies, in part, on sales platforms owned by third parties, some of which are affiliated with or have investments in competing streaming products. If these third parties do not continue to provide access to its direct-to-consumer service on their platforms or are unwilling to do so on terms acceptable to it, Starz’s business could be adversely affected. If Starz is not successful in maintaining existing or creating new relationships with these third parties, its ability to retain subscribers and grow its direct-to-consumer business could be adversely affected. Starz also currently offers the ability to stream its direct-to-consumer service through a host of internet-connected devices, including televisions, computers, and mobile devices. If Starz encounters licensing, technological, regulatory, business or other impediments to delivering its streaming content to its subscribers via these devices, Starz’s ability to retain subscribers and grow its direct-to-consumer business could be adversely affected.
Starz is subject to payment processing risk.
Subscribers to the STARZ direct-to-consumer service pay for the service using a variety of different payment methods, including credit and debit cards. Starz relies on internal systems and those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules, regulations or industry standards concerning payments, loss of payment partners and/or disruptions or failures in Starz’s payment processing systems, partner systems or payment products, including products Starz uses to update payment information, Starz’s revenue, operating expenses and results of operations could be adversely affected. In addition, from time to time, Starz encounters fraudulent use of payment methods, which could adversely affect its business, financial condition, results of operations and cash flows, and, if not adequately controlled and managed, could create negative consumer perceptions of its service. If Starz is unable to maintain its fraud and chargeback rate at acceptable levels, card networks may impose fines, its card approval rate may be impacted and Starz may be subject to additional card authentication requirements.
Starz faces substantial competition in all aspects of its business, including competition for marketing and carriage of its services.
Certain of Starz’s competitors have longer operating histories, larger customer bases, stronger brand recognition, larger content libraries, exclusive rights to certain content, and significant financial, marketing and other resources. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations that can provide both the means of distributing their products and stable sources of earnings that may allow them to better offset fluctuations in the financial performance of their operations. Moreover, Starz’s services compete with other video programming services for marketing and distribution. Starz faces intense competition from other providers of programming services for the right to be carried by a particular distributor, for the right to be carried by such distributor on a particular tier, in a particular package of service or in bundles with other services, and for prominent placement and effective merchandising on distributor and advertising platforms.
Starz is an independent distributor and producer. Certain of its distributors have affiliated video programming services that they may choose to favor in terms of carriage, marketing and/or placement over STARZ. Certain of Starz’s distributors also own or control marketing channels, app stores and/or distribution platforms that are important to Starz. In addition, certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings have a competitive advantage over Starz’s services in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. If distributors refuse to carry Starz’s services, choose to offer, market, promote and/or position affiliated services more favorably than Starz’s services or take actions that are detrimental to Starz in terms of owned or controlled marketing channels, app stores or distribution platforms, it could have a material adverse effect on Starz’s business, financial condition and results of operations.
The market for entertainment is intensely competitive and subject to rapid change, including changes in consumption patterns and technological development. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet-based e-commerce or entertainment video providers are increasing their streaming video offerings. Such providers may offer more compelling content or secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. In addition, new technological developments, including the development and use of AI, are rapidly evolving. If Starz’s competitors gain an advantage by using such technologies, its ability to compete effectively and its business, financial condition, results of operations and cash flows could be adversely affected. Companies also may enter into business combinations or alliances that strengthen their competitive positions. Piracy also threatens to damage Starz’s business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. In light of the compelling consumer proposition, piracy services are subject to rapid global growth, and Starz’s efforts to prevent that growth may be insufficient. If Starz is unable to successfully or profitably compete with current and new competitors, its business may be adversely affected.
Starz faces economic, political, and regulatory risks from doing business in Canada.
Starz has an agreement with Bell Media through which it licenses programming for distribution via a Starz-branded service in Canada. As a result, Starz’s business is subject to certain risks inherent in international business, many of which are beyond its control. These risks may include:
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•the potential loss of Bell Media as its Canadian distribution partner;
•laws and policies adversely affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•the impact of trade disputes; anti-corruption laws and regulations such as the Foreign Corrupt Practices Act that impose strict requirements on how Starz conducts its foreign operations and changes in these laws and regulations;
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
•the spread of communicable diseases which may impact business in such jurisdictions
•foreign privacy and data protection laws and regulations, as well as data localization requirements, and changes in these laws and requirements; and
•the impact of potential U.S. tariffs levied on international production activities.
Starz’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of its business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
Starz’s business involves risks of legal claims related to the content included in its programming, which could adversely affect its business, financial condition, results of operations and cash flows.
As a distributor of media content, in the ordinary course of business, Starz may face potential claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, claims related to the mature nature of some of its content, and other claims based on the nature and content of the materials distributed or statements made by personnel or talent regarding or promoting those materials or attributable to its business. These types of claims have historically been brought, sometimes successfully, against producers and distributors of media content. Starz also contracts with third parties related to the development, production, marketing and distribution of its original programming. Starz may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, infringe the rights of other parties, become insolvent or engage in fraudulent behavior. To the extent that Starz creates and sells physical or digital merchandise relating to its programming, and/or license such rights to third parties, Starz could become subject to product liability, intellectual property or other claims related to such merchandise. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Music and certain authors’ performances contained within content Starz distributes may require it to obtain licenses for such distribution. In this regard, Starz engages in negotiations with collection management organizations (“CMOs”) and similar entities that hold certain rights to music and/or other interests in intellectual property. If Starz is unable to reach mutually acceptable terms with these organizations, it could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely affect its business, financial condition, results of operations and cash flows.
Starz may fail to adequately protect its intellectual property rights or may be accused of infringing intellectual property rights of third parties.
Starz regards its intellectual property rights, including service marks, trademarks, domain names, copyrights (including its programming and its websites), patents, trade secrets and similar intellectual property, as important to its success. Starz relies and expects to continue to rely on a combination of confidentiality and license agreements with its employees, consultants and third parties with whom it has relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect its proprietary rights. Starz may also seek to enforce its proprietary rights through court proceedings or other legal actions. Starz has filed and it expects to file from time to time for trademark, copyright, and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by Starz, third parties may knowingly or unknowingly infringe its intellectual property rights, and it may not be able to prevent infringement or misappropriation without substantial expense to it.
Key technological aspects of Starz’s service have been developed internally by Starz, including software code, informational databases and other components that aid in the provision of its networks to its distributors or directly to consumers. However, not all of this technology is patented. If the protection of its intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of Starz’s brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic its service and methods of operations, the perception of its business and service to subscribers and potential subscribers may become confused in the marketplace, and its ability to attract subscribers may be adversely affected.
Starz currently holds various domain names relating to its brand, including starz.com. Failure to protect its domain names could adversely affect Starz’s reputation and brand and make it more difficult for users to find its website and its service. Starz may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights.
Piracy is prevalent in many parts of the world, particularly where intellectual property rights and laws are not effectively enforced. Even in territories like the U.S. that have stronger intellectual property laws, legal frameworks that are unresponsive to modern realities, combined with the lack of effective technological prevention and enforcement measures, may impede Starz’s enforcement efforts. Starz’s enforcement activities depend in part on third parties, including technology and platform providers, whose cooperation and effectiveness cannot be assured to any degree. In addition, technological advances that allow the almost instantaneous unauthorized copying and downloading of content into digital formats without any degradation of quality from the original facilitate the rapid creation, transmission, and sharing of high-quality unauthorized copies. Piracy or other infringement of Starz’s intellectual property (including digital content, feature films, television programming, gaming, and other content), brands and other intellectual property could have a material adverse effect on its business, financial condition, results of operations and cash flows. Starz may also need to spend significant amounts of money on improvement of technological platform security and enforcement activities, including litigation, to protect its intellectual property rights. Further, new technologies such as AI and their impact on Starz’s intellectual property rights remain uncertain, and development of the law in this area could impact its ability to protect against infringing uses or result in infringement claims against it.
From time to time, Starz is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. For example, Starz’s direct-to-consumer service has historically been and continues to be a target for patent infringement allegations from non-practicing patent holders, and new allegations may arise in the future due to technological changes in Starz’s service or the streaming industry generally and the rapid rate of issuance of new patents. Technology or non-practicing entities may assert their patents, seek royalties, or even enter into litigation seeking substantial damages based on allegations of patent infringement regardless of merit. Starz has defended and will continue to defend vigorously against such allegations, which are typically not covered by insurance. However, regardless of the merit of any particular allegation, defending against such an allegation can be expensive, time-consuming and disruptive to Starz’s operations and ultimately unpredictable. In recognition of these considerations, Starz may at certain times have to develop non-infringing technology, adjust it content, merchandising or marketing activities, or enter into licenses or other arrangements to settle and resolve such allegations on commercially reasonable terms where available, though there can be no assurance such agreements can be obtained on acceptable terms, which could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
In addition, litigation may be necessary to enforce Starz’s intellectual property rights, protect its trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could have a material adverse effect on Starz’s business, financial condition and results of operations. The loss of protection of its intellectual property rights, particularly its brand, in a meaningful manner or challenges to related contractual rights could result in erosion of its brand and limit its ability to control marketing of its networks, which could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Starz is, and may in the future become, subject to litigation and other legal proceedings, which could adversely affect its business, financial condition, results of operations and cash flows.
From time to time, Starz is subject to various legal proceedings (including class action lawsuits), claims, regulatory investigations and arbitration proceedings, including actions, claims relating to intellectual property (such as patent infringement claims), employment, wage and hour, consumer protection, consumer privacy (such as Video Privacy Protection Act “VPPA”, California Invasion of Privacy Act “CIPA” or similar laws), contractual and commercial disputes, and the production, distribution, and licensing of its content. The outcomes of legal proceedings are inherently uncertain. Any proceedings, actions, claims or inquiries initiated by or against Starz, whether successful or not, may be time consuming, result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business, require it to change its business practices or products, result in negative publicity, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm its business and financial results. In addition, Starz’s insurance may not be adequate to protect it from all material expenses related to pending and future claims. Any of these factors could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Inflation or economic instability in the markets in which Starz operates could adversely affect Starz’s business, financial condition, results of operations and cash flows.
Starz’s business is affected by prevailing economic conditions. Inflation or the imposition of tariffs may cause the cost of producing original programming, the cost of obtaining programming or the cost of marketing to rise, and Starz may not be able to cover those increases in the rates it charges to distributors and consumers. Financial instability or a general decline in economic conditions could affect Starz’s business in an adverse manner. Lower household income and decreases in consumer discretionary spending, which is sensitive to general economic conditions, may affect consumer demand for video service subscriptions, in particular with respect to premium video service subscriptions such as STARZ. Economic conditions also could adversely affect Starz’s distributors, resulting in larger than anticipated subscriber declines or distributors exiting the market entirely. A reduction in consumer spending or distributor financial difficulties or failures could lead to a decrease in the number of STARZ subscribers, which could have a material adverse impact on Starz’s business, financial condition, results of operations and cash flows.
If the technology Starz uses in operating its business fails, is unavailable, or does not operate to expectations, its business, financial condition, results of operations and cash flows could be adversely affected.
Starz utilizes a combination of proprietary and third-party technology to operate its business. This includes the technology that it has developed in-house or licensed from third parties to recommend content to its consumers as well as enable fast and efficient delivery of content to its subscribers and their various consumer electronic devices. If Starz experience interruptions or difficulties in this technology, its ability to operate its service, retain existing subscribers and add new subscribers may be impaired and its business, financial condition, results of operations and cash flows could be adversely affected.
Failure of, or disruptions to, Starz’s technology facilities could adversely affect its business, financial condition, results of operations, and cash flows. Starz’s programming is currently transmitted from primary uplink facilities provided by a third party. The primary uplink facilities used by Starz are equipped with backup generator power and other redundancies. However, like other facilities, uplink facilities are subject to interruption from fire, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or third-party interference could also disrupt the facility’s services. Starz has arrangements at a separate third-party back-up facility to uplink Starz’s linear channels and services to its satellites in the event Starz is unable to do so from its primary facility. Notwithstanding these precautions, any significant or prolonged interruption of operations at Starz’s primary facility, and any failure by Starz’s back-up third-party facility to perform as intended, could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Starz’s success is also dependent upon its continued ability to transmit its programming to distributors. Starz has entered into multi-year satellite transponder agreements for carriage of the Starz networks’ programming. These agreements provide for replacement transponders and/or replacement satellites, as applicable, throughout the term of the agreements to ensure continued carriage of Starz programming in the event of transponder or satellite failures. Termination or interruption of satellite transmissions may occur and could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows. Despite Starz’s efforts to secure transponder capacity with multi-year satellite transponder agreements, there is a risk that when these agreements expire, Starz may not be able to secure capacity on a transponder on the same or similar terms, if at all.
Starz relies upon the ability of consumers to access its direct-to-consumer service through the internet. If network operators block, restrict or otherwise impair access to its service over their networks, Starz’s service and business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, Starz could incur greater operating expenses and its subscriber acquisition and retention could be negatively affected. Furthermore, to the extent network operators create tiers of internet access service and either charge.
Starz for or prohibit it from being available through these tiers, its financial condition, results of operations, and cash flows could be adversely affected. Some network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, these network operators have an incentive to use their network infrastructure in a manner adverse to Starz’s continued growth and success. The extent to which network operators are able to provide preferential treatment to their data as opposed to Starz’s or otherwise implement discriminatory network management practices, could adversely affect Starz’s business, financial condition, results of operations, and cash flows.
Starz utilizes “cloud” computing services to deliver a distributed computing infrastructure platform for its business operations and any disruption of or interference with its use of its “cloud” computing servicer could adversely impact its business, financial condition, results of operations and cash flows.

Starz has architected its software and computer systems so as to utilize data processing, storage capabilities and other services provided by its current “cloud” computing service provider and it runs the vast majority of its computing via such “cloud” computing service provider. Given this, along with the fact that switching “cloud” computing services to another provider may be difficult, any problems faced by Starz’s “cloud” computing provider, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, or any unanticipated interference with Starz’s use of its current “cloud” service provider could adversely impact its business, financial condition, results of operations and cash flows.
Protection of electronically stored data is costly and if Starz’s data is compromised in spite of this protection, it may incur additional costs, lost opportunities and damage to its reputation.
Starz maintains information in digital form as necessary to conduct its business, including confidential and proprietary information, copies of films, television programs and other content and personal information regarding its employees and customers. Data maintained in digital form is subject to the risk of unauthorized access, modification, ex filtration, destruction or denial of access and Starz’s computer systems are subject to cyberattacks that may result in disruptions in service. Starz develops and maintains systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite its efforts, the possibility of unauthorized access, modification, ex filtration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and risks associated with each of these remain. In addition, Starz provides confidential information, digital content and personal information to third parties when it is necessary to pursue business objectives. While Starz obtains assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk that data systems of these third parties may be compromised. If Starz’s data systems or data systems of these third parties are compromised, its ability to conduct its business may be impaired, it may lose profitable opportunities or the value of those opportunities may be diminished and it may lose revenue as a result of unlicensed use of its intellectual property. Furthermore, a penetration of its network security or other theft or misuse of confidential and proprietary information, digital content or personal employee information could subject it to business, regulatory, litigation and reputation risk, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Starz’s activities are subject to a variety of stringent and changing regulatory obligations, which may adversely impact its business, financial condition, results of operations and cash flows.
Privacy. The legal and regulatory environment governing Starz’s collection, generation, use, storage, disclosure and transfer (commonly known as processing) of personal information and other sensitive information is complex and continually evolving. In the ordinary course of its business, Starz collects and uses the personal information of subscribers and potential subscribers through its websites and applications and those of third parties. Its collection and use of personal information may subject Starz to a number of complicated domestic and foreign data privacy regulations (including Canadian regulations, and US regulations such as VPPA, CIPA, and similar laws), security requirements and other obligations that govern the processing of personal data by Starz and on its behalf. For example, several states, including, but not limited to, California, Colorado, Connecticut, Nevada, Virginia and Utah, have enacted data privacy laws which impose significant compliance obligations on covered businesses and substantial statutory fines for noncompliance efforts, and many carry private rights of action. Starz’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, reputational harm, and other adverse business consequences. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit Starz’s ability to collect, transfer and use personal information, could adversely affect its business, financial condition, results of operations and cash flows. Starz’s actual or perceived failure to comply with such obligations could subject it to liability, and to the extent that it needs to alter its business model or practices to adapt to these obligations, Starz could incur additional expenses.

Consumer Protection Laws. The continued growth and development of the market for online commerce may lead to more stringent consumer protection laws which may impose additional burdens on Starz. Some examples include the Children’s Online Privacy Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the VPPA. In addition, many states have enacted laws regulating automatically renewing online subscription services, and this trend may continue. If authorities start taking increased enforcement action related to statutes governing perceived unfair deceptive acts and practices, Starz could suffer additional costs, complaints and/or regulatory investigations or fines. Several of these laws also have private rights of action. Starz’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, reputational harm, and other adverse business consequences. Other changes in consumer protection laws and the interpretations thereof, could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Levies/Taxes. Starz’s future effective tax rates could be affected by changes in tax laws, tariffs, or regulations or the interpretation thereof. Governments are increasingly looking to introduce regulations related to media and tax that may apply to Starz’s services, rendering tax rates uncertain. Changes in levy or tax laws and the interpretations thereof could adversely affect Starz’s business, financial condition, results of operations and cash flows. Legislative action may be taken by the U.S. Congress that, if ultimately enacted, could limit the availability of tax benefits or deductions that Starz expects to claim, override tax treaties upon which it expects to rely, or otherwise increase the taxes that the U.S. imposes on Starz’s operations. Such changes could have a material adverse effect Starz’s effective tax rate and/or require it to take further action, at potentially significant expense, to seek to preserve its effective tax rate. In addition, if proposals were enacted that had the effect of limiting Starz’s ability as a Canadian company to take advantage of tax treaties with the U.S., it could incur additional tax expense and/or otherwise incur business detriment. Unanticipated changes in its effective tax rates could affect its future results of operations. Further, Starz may be subject to examination of its tax returns by various federal, state, and foreign tax jurisdictions. Starz regularly assesses the likelihood of outcomes resulting from possible examinations to determine the adequacy of its provision for income taxes. In making such assessments, it exercises judgment in estimating its provision for income taxes. While Starz believes its estimates are reasonable, it cannot assure you that final determinations from any examinations will not be materially different from those reflected in its historical income tax provisions and accruals. Any adverse outcome from any examinations could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Network Regulations. Under the Communications Act of 1934 and the 1992 Cable Act, there are certain Federal Communications Commission regulations that govern the distribution of Starz’s services by traditional multichannel video programming distributors, including cable, direct broadcast satellite and telco operators. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, Starz’s network business will be affected. Regulations governing its services are subject to the political process and have been in constant flux historically. Starz cannot assure you that it will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a material adverse effect on its business, financial condition, results of operations and cash flows.
Internet and Other Media Operator Regulations. The adoption or modification of laws or regulations relating to the internet or other areas of Starz’s business could limit or otherwise adversely affect the manner in which it currently conducts its business. Starz anticipates that several jurisdictions may, over time, attempt to impose additional financial and regulatory obligations on it. Other changes in laws relating to the internet or other areas of Starz’s business and the interpretations thereof could cause it to incur additional expenses or otherwise negatively affect its business. Additionally, as Starz grows its direct-to-consumer business, it may be subject to additional consumer legal claims and state and local consumer protection regulation. Starz relies upon the ability of consumers to access its service through the internet. If network operators block, restrict or otherwise impair access to its service over their networks, Starz’s service and business could be negatively affected. Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for Starz’s service and increase its cost of doing business. Given uncertainty around these rules, coupled with potentially significant political and economic power of local network operators, Starz could experience discriminatory or anti-competitive practices that could impede its growth, cause it to incur additional expense or otherwise negatively affect its business.
The loss of any of Starz’s key personnel and artistic talent could adversely affect its business, financial condition, results of operations and cash flows.
Starz believes that its future success will depend to a significant extent upon the performance of its senior executives, artistic talent, and other key employees and on its ability to attract and maintain a high performing and diverse workforce. Starz does not maintain “key man” insurance. In its industry, there is significant competition for highly-skilled business, technical, creative and other personnel. If Starz experiences high executive turnover, fails to adapt its business practices to changes in the industry, or is not successful in recruiting new personnel or in retaining and motivating existing personnel, its operations may be disrupted. In addition, Starz depends on the availability of and its ability to agree to contractual terms to engage a number of actors, writers, directors, producers and others, who are employees of third-party production companies that create its original programming. The loss of any significant corporate personnel or artistic talent could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Starz’s business could be adversely affected by labor disputes or other union actions.
Starz and many of its content providers, partners, suppliers and vendors employ the services of writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements in the entertainment industry. Such collective bargaining agreements may be renewed in the future on terms that are less favorable to Starz and/or result in higher costs of production and development. If collective bargaining agreements cannot be renewed, then it is possible that the affected unions could take action in the form of strikes, work slowdowns or work stoppages. Labor disputes or work stoppages may restrict Starz’s access to content, resulting in increased costs and decreased revenue, which could have a material adverse effect on its business, financial condition and results of operations.
Starz will be subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures.
From time to time, Starz may engage in discussions and activities with respect to possible acquisitions, sale of assets, business combinations and joint ventures intended to complement or expand its business or other transactions. However, Starz may not realize the anticipated benefit from the transactions it pursues; there may be liabilities assumed that it did not discover or that it underestimated in the course of performing its due diligence; the negotiation of the transaction and the integration of the acquired business could require Starz to incur significant costs and cause diversion of management’s time and resources; the transaction could result in impairment of goodwill and other intangibles, development write-offs and other related expenses; the transaction may pose challenges in the consolidation and integration of information technology, accounting systems, personnel and operations; and Starz may have difficulty managing the combined entity in the short term if it experiences a significant loss of management personnel during the transition period after a significant acquisition. No assurance can be given that expansion, acquisition or other opportunities will be successful or completed on time, or that Starz will realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. Any of the foregoing could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows. If Starz determines to sell any assets, it will benefit from the net proceeds realized from such sales. However, Starz’s revenue may suffer in the long-term due to the disposition of a revenue generating asset, or the timing of such dispositions may be poor, causing Starz to fail to realize the full value of the disposed asset, all of which may diminish its ability to service its indebtedness and repay its notes and its other indebtedness at maturity. Furthermore, Starz’s future growth may be inhibited if the disposed asset contributed in a significant way to the diversification of its business platform. Additionally, regulatory agencies, such as the FCC or U.S. Department of Justice, may impose additional restrictions on the operation of Starz’s business as a result of it seeking regulatory approvals for any strategic transactions and significant acquisitions. The occurrence of any of these events could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Purported noteholders have instituted suit against Starz claiming that it breached the indenture governing certain 5.5% senior notes due 2029 by virtue of an amendment executed in connection with an exchange by certain noteholders for new notes.
On August 27, 2024, purported holders of former 5.5% Notes of the formerly named Lions Gate Entertainment Corp. (now Starz Entertainment Corp. (“Starz”)) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing based on a May 2024 transaction in which the former Lions Gate Entertainment Corp. exchanged approximately $390 million in aggregate principal amount of 5.5% Notes for new 5.5% exchange notes due 2029 (now, the 6% Notes) and entered into Supplemental Indenture No. 10 to the indenture governing the 5.5% Notes (the “Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories and brought claims against other parties. Starz filed a motion to dismiss the claims. On May 23, 2025, both plaintiffs amended their complaints in view of the completion of the Separation, and on June 10, 2025, Starz moved to dismiss the amended complaints.
Although Starz believes that the existing allegations are without merit, there can be no assurance that the plaintiffs will not be successful in obtaining relief sought in their amended complaints. If the plaintiffs are successful, they may issue a notice of default trustee of the 5.5% Notes and seek accelerated payments for amounts due under the 5.5% Notes. These actions may result in an outcome that could have a material adverse impact on Starz’s business, operations and financial conditions as well as their stakeholders, as any such action could require payments on the 5.5% Notes earlier than expected. Even if Starz is successful in defending against such claims, it may expend significant management time and attention and funds to defend against such claims.
Risks related to Starz's Indebtedness
Starz may incur debt obligations that could adversely affect its business and profitability and its ability to meet other obligations.
Starz has $625.1 million of indebtedness and $90.1 million of programming related obligations for the licensing of film and television programs as of June 16, 2025. Starz may also incur additional indebtedness and programming related obligations in the future. This amount of debt could potentially have important consequences to Starz and its debt and equity investors, including:
•requiring a substantial portion of its cash flow from operations to make interest payments;
•making it more difficult to satisfy its current debt service and other obligations;
•increasing its vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow its business;
•limiting Starz’s flexibility in planning for, or reacting to, changes in its business and the industry;
•placing Starz at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt; and
•limiting Starz’s ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase Starz common shares.
To the extent that Starz incurs additional indebtedness, the foregoing risks could increase. In addition, Starz’s actual cash requirements in the future may be greater than expected. Its cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Starz may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance its debt. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Starz’s indebtedness may make it difficult for it to satisfy its financial obligations, including making scheduled principal and interest payments on its indebtedness and its other obligations; limit its ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions or other general business purposes; increase its cost of borrowing; limit its ability to use its cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes; require it to use a substantial portion of its cash flow from operations to make debt service payments when due; limit its flexibility to plan for, or react to, changes in its business and industry; place it at a competitive disadvantage compared to its less leveraged competitors; and; increase its vulnerability to the impact of adverse economic and industry conditions, including changes in interest rates and foreign exchange rates.
Starz may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.
A significant portion of Starz’s cash flows from operations is expected to be dedicated to the payments of principal and interest obligations. Starz’s ability to make scheduled payments on or refinance its debt obligations will depend on Starz’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond Starz’s control, including global pandemics, wars, recessions and their effects. If Starz’s cash flow from operations declines significantly, it could result in the inability to pay the principal, premium, if any, and interest on its indebtedness.
If Starz’s cash flows and capital resources are insufficient to fund its debt service obligations, Starz could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. In addition, during times of economic instability, including disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, for example, global pandemics, wars, or recessions, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing. Starz may not be able to affect any such alternative measures, if necessary, on commercially favorable terms or at all and, even if successful, those alternative actions may not allow Starz to meet its scheduled debt service obligations. The agreements governing Starz’s corporate indebtedness restrict its ability to dispose of assets and use the proceeds from any such disposition, and also restrict its ability to raise debt or certain types of equity to be used to repay other indebtedness when it becomes due. Starz may not be able to consummate such dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Additionally, there can also be no assurance that Starz will not face credit rating downgrades as a result of weaker than anticipated performance of its businesses, fluctuations in its leverage or cost of capital or other factors. Future downgrades could further adversely affect Starz’s cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on Starz’s business.
In addition, Starz conducts a substantial portion of its operations through its subsidiaries, certain of which are not guarantors of Starz’s corporate indebtedness. Accordingly, repayment of such indebtedness is dependent on the generation of cash flow by Starz’s subsidiaries and their ability to make such cash available to it, by dividend, debt repayment or otherwise. Unless a Starz subsidiary is a guarantor of Starz’s corporate indebtedness, Starz’s subsidiaries do not have any obligation to pay amounts due on such indebtedness or to make funds available for that purpose. Starz’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable Starz to make payments in respect of its indebtedness. While the agreements governing Starz’s corporate indebtedness limit the ability of Starz’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Starz, these limitations are subject to qualifications and exceptions. In the event that Starz does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness.
Despite its current level of indebtedness, Starz and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to Starz’s financial condition described above.
Starz and its subsidiaries may be able to incur significant amounts of additional indebtedness in the future. Although the agreements governing Starz’s corporate indebtedness contain certain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with such restrictions could be substantial. Such restrictions also will not prevent Starz from incurring obligations that do not constitute indebtedness under such agreements, such as certain qualified receivables financings and programming notes. If new debt is added to Starz current debt levels, the related risks that Starz and its guarantors face, now or thereafter, could intensify.
The terms of Starz’s corporate indebtedness restrict Starz’s current and future operations, particularly Starz’s ability to respond to changes or to take certain actions.
The agreements governing Starz’s corporate indebtedness contain a number of restrictive covenants that impose operating and financial restrictions on Starz and limit its ability to engage in acts that may be in its long-term best interest, including restrictions on its ability to: incur, assume or guarantee additional indebtedness; issue certain disqualified stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt that is junior in right of payment to the debt under such agreements; make loans or investments; incur liens; restrict dividends, loans or asset transfers from its restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of subsidiaries and sale/leaseback transactions; consolidate or merge with or into, or sell substantially all of its assets to, another person; enter into transactions with affiliates; and enter into new lines of business.
In addition, Starz’s senior secured revolving credit facility requires Starz to maintain specified financial ratios. Starz’s ability to meet those financial ratios can be affected by events beyond its control, including the effects on its business from, for example, global pandemics, wars, recessions, tariffs and related government actions and consumer behavior; as such, Starz may be unable to meet such financial ratios.
A breach of the covenants under the agreements governing Starz’s corporate indebtedness, or nonpayment of any principal or interest when due thereunder, could result in an event of default under the applicable indebtedness. Such a default may allow creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. Furthermore, if Starz is unable to repay the amounts due and payable under any such agreement governing its corporate indebtedness, secured lenders thereof could proceed against the collateral granted to them to secure such indebtedness. In the event Starz’s lenders or noteholders accelerate the repayment of its indebtedness, Starz and its subsidiaries may not have sufficient assets to repay such indebtedness.
Risks related to Tax Rules and Regulations
Changes in, or interpretations of, tax rules and regulations could adversely affect us.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Under current U.S. federal tax law, a corporation is generally considered for U.S. federal tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Because we are incorporated in Canada, we would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules, and under current law, it is expected that we should not be treated as a U.S. corporation for U.S. federal tax purposes.
However, in the U.S., any changes to Section 7874 of the Internal Revenue Code (the “Code”) (“Section 7874”) and the U.S. Treasury regulations promulgated thereunder, as well as the treatment of expatriated companies under Section 7874 for income treaty purposes, could affect our status as a non-U.S. corporation for U.S. federal tax purposes or could result in the application of certain adverse U.S. federal income tax rules. Any such changes could have prospective or retroactive application. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation. In such a case, our business, financial condition and results of operations would experience a material adverse effect. In addition, non-U.S. shareholders would be subject to U.S. withholding tax on the gross amount of any dividends paid by us to such shareholders (subject to an exemption or reduced rate available under an applicable tax treaty).
The development and production of original programming requires substantial financial commitment, which can occasionally be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for us to complete the production, or make the production of additional seasons more expensive. If we are unable to produce original programming content on a cost-effective basis our business, financial condition and results of operations would experience a material adverse effect.
Our tax rate is uncertain and may vary from expectations.
There is no assurance that we will be able to maintain any particular worldwide effective corporate tax rate because of uncertainty regarding the tax policies of jurisdictions in which we and our affiliates operate. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse impact on our business, financial condition and results of operations.
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
The Company’s information security team helps identify, assess and manage the Company’s cybersecurity threats and risks. The information security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example with automated and manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of certain environments, evaluating threats reported to the Company, conducting cybersecurity audits, vulnerability assessments, and threat assessments, conducting response exercises, and coordinating with law enforcement.
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
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the information security team lead by our Executive Vice President, Technology works with management and the legal department, to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit & Risk Committee of the Board of Directors, which evaluates our overall enterprise risk.
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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Protection of electronically stored data is costly and if Starz’s data is compromised in spite of this protection, it may incur additional costs, lost opportunities and damage to its reputation.”
Governance
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit & Risk Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Executive Vice President, Technology and our General Counsel. Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Our Executive Vice President, Technology and our General Counsel and other senior executives work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. Our cybersecurity incident response team has over 32 years combined information technology and cybersecurity experience, and includes individuals with Certified Information Systems Security Professional (CISSP), Cyber Threat Intelligence Certification, Global Information Assurance Certifications, and

other key information technology and cybersecurity certifications. In addition, the Company’s incident response processes include reporting to the Audit & Risk Committee for certain cybersecurity incidents.
Our cybersecurity risk assessment and management processes provide for regular updates to the Audit & Risk Committee. The Audit & Risk Committee receives reports from our Executive Vice President, Technology and our General Counsel concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit & Risk Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
Although we have not been the subject of any cybersecurity threats that have materially affected, or are reasonably likely to materially affect us to date, we have been and continue to be subject to cybersecurity risks in the normal course of our business, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “Protection of electronically stored data is costly and if Starz’s data is compromised in spite of this protection, it may incur additional costs, lost opportunities and damage to its reputation.”
ITEM 2. PROPERTIES.
Starz’s corporate office is located at 250 Howe Street, 20th Floor, Vancouver, BC V6C 3R8. Its principal executive office is located at 1647 Stewart Street, Santa Monica, CA, where Starz occupies 60,116 square feet (per a lease that expires in December 2028).
In addition, Starz leases 100,119 square feet at 6363 S. Fiddler’s Green Circle, Greenwood Village, CO (per a lease that expires in June 2034) and subleases approximately 18,000 square feet from Lionsgate Studios Corp. at 530 Fifth Avenue, New York, New York (per a lease that expires in August 2025). Following the expiration of the 530 Fifth Avenue lease, Starz will begin leasing approximately 20,269 square feet at 100 Park Ave, New York, NY 10017 (per a lease that expires May 2038).
Starz believes that its current facilities are adequate to conduct its business operations for the foreseeable future. Starz believes that it will be able to renew these leases on similar terms upon expiration. If it cannot renew, Starz believes that it could find other suitable premises without any material adverse impact on its operations.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, Starz is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, Starz does not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which Starz is currently involved will have a material adverse effect on Starz’s consolidated financial position, results of operations or cash flow. For additional information regarding certain legal proceedings in which Starz is involved, see “Risk Factors—Purported noteholders have instituted suit against Starz claiming that it breached the indenture governing certain 5.5% senior notes due 2029 by virtue of an amendment executed in connection with an exchange by certain noteholders for new notes.”
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
We have one (1) class of common shares of no par value per share listed on the Nasdaq Stock Market (“Nasdaq”) listed under the symbol “STRZ.”
Holders
As of June 16, 2025, there were approximately 293 shareholders of record of our common shares. The foregoing number of record holders reflects only the registered holders of our common shares as listed on the books of our transfer agent. It does not include the number of beneficial owners who hold shares through banks, brokerage houses, or other institutions. Each such institution is counted as a single record holder, regardless of the number of beneficial owners it represents.
Dividends
The timing, declaration, amount and payment of future dividends, if any, is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements. Moreover, if our Board of Directors determines to pay any dividends in the future, there can be no assurance that we will continue to pay such dividends or the amount of such dividends. We cannot guarantee the amount of dividends paid in the future, if any.
Securities Authorized for Issuance Under Equity Compensation Plans
As of May 6, 2025, the date of the Separation, 3,356,936 shares of Starz common stock were outstanding under the Company's equity compensation plans.
Taxation
The following is a general summary of certain Canadian federal income tax consequences to a person (a “Non-Canadian Holder”) who is the beneficial owner of our common shares and who, at all relevant times, for the purposes of the Income Tax Act (Canada) (the “ITA”) (i) is not, and is not deemed to be resident in Canada, (ii) does not, and is not deemed to, use or hold any common shares in, or in the course of, carrying on a business in Canada, (iii) deals at arm’s length, and is not affiliated, with the Company, (iv) is not a “foreign affiliate” (as defined in the ITA) of a person resident in Canada, and (v) has not received or acquired any common shares in connection with any employee stock option or executive compensation plan or otherwise in connection with employment. This summary does not apply to a Non-Canadian Holder that is an insurer or an “authorized foreign bank” within the meaning of the ITA. Such Non-Canadian Holders should seek tax advice from their advisors.
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
Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a shareholder who is not a resident of Canada within the meaning of the ITA will generally be subject to Canadian non-resident withholding tax. Canadian withholding tax applies to dividends that are formally declared and paid by the Company and also to deemed dividends such as those that may be triggered by a cancellation of common shares if the cancellation occurs otherwise than as a result of a simple open market transaction. For either deemed or actual dividends, withholding tax is levied at a rate of 25%, which rate may be reduced pursuant to the terms of an applicable tax treaty between Canada and the country of residence of the non-resident shareholder. The Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “MLI”), of which Canada is a signatory, affects many of Canada’s bilateral tax treaties (but not the Canada-U.S. Tax Treaty), including the ability to claim benefits thereunder. Affected Non-Canadian Holders should consult their own tax advisors in this regard. Under the Canada- U.S. Tax Treaty, for a Non-Canadian Holder who is the beneficial owner and who is a resident of the United States and entitled full benefits under the Canada-U.S. Tax Treaty, the rate of Canadian withholding tax applicable to dividends is generally reduced to 15%. Furthermore, where such beneficial owner of the dividends is a company that owns at least 10% of the voting shares of the company paying the dividends, the rate of such withholding is reduced to 5%.
In addition to the Canadian withholding tax on actual or deemed dividends, a Non-Canadian Holder also needs to consider the potential application of Canadian income tax on capital gains. A Non-Canadian Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on an actual or deemed disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute “taxable Canadian property” of the holder for purposes of the ITA and such Non-Canadian Holder is not entitled to relief under an applicable tax treaty. If the common shares are listed on a designated stock exchange (which includes the NYSE) at the time they are disposed of, they will generally not constitute taxable Canadian property of a non-Canadian Holder unless, at any time during the 60- month period immediately preceding the disposition of the common shares, the Non-Canadian Holder, persons with whom such Non-Canadian Holder does not deal at arm's length, or the Non-Canadian Holder together with such non-arm’s length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at such time, more than 50% of the fair market value of the shares was derived from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, interests in, or civil law rights in, such properties.
Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a Non-Canadian Holder from the disposition of common shares will generally not be subject to tax in Canada.
Issuer Purchases of Equity Securities
No common shares were purchased by us during the three months ended March 31, 2025.
Unregistered Sales of Equity Securities
None.
ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Prior to the Separation, as further discussed below, the Starz Business substantially consisted of Old Lionsgate’s Media Networks segment consisting of (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct to- consumer basis through the Starz App and through wholesale U.S. and Canada OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”), and (ii) International, which consists of the OTT distribution of subscription video services outside the U.S. and Canada.
Furthermore, as described in the Company's May 12, 2025 Form 8-K filing, on May 8, 2025, the Company’s Board of Directors approved a change in the Company's fiscal year end from March 31 to December 31. The date of the Company's next fiscal year end will be December 31, 2025. As a result of the change, the Company will file a Transition Report on Form 10-K for the nine-month transition period from April 1, 2025 to December 31, 2025.
Separation
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by Arrangement Agreement completed the separation of the LG Studios Business from the Starz Business (the “Separation”). As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business previously held by Old Lionsgate, and (2) New Lionsgate, which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders. (See Note 18, Subsequent Events, to our audited combined financial statements for further details).
Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the Studios Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with New Lionsgate following the completion of the Starz Separation, New Lionsgate (which holds the LG Studios Business) is considered the accounting spinnor or divesting entity and Starz (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate will be the accounting predecessor to New Lionsgate and the Starz Business' historical financial information has been prepared on a carve-out basis and are derived from Old Lionsgate’s consolidated financial statements and accounting records. These combined financial statements reflect the Company's combined historical financial position, results of operations and cash flows as they were historically managed.
See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion of Separation related financing transactions.
Restructuring
In the fiscal year ended March 31, 2023, Old Lionsgate began a plan to restructure its international LIONSGATE+ business, which included the OTT distribution of the LIONSGATE+ branded premium subscription video services outside the U.S. and Canada. During the fiscal years ended March 31, 2025 and 2024, Old Lionsgate continued executing the restructuring plan, which included exiting all international territories of the Starz Business, with the exceptions of Canada (included in the Starz Networks segment) and India (included in the International segment), which was completed in May 2024. The historical results of operations of international territories shut down are presented as discontinued operations in the combined financial statements for all periods presented. See Note 2, Discontinued Operations, to our audited combined financial statements for further details.
As of March 31, 2025, Starz manages and reports its operating results through one reportable segment, Starz Networks, which now includes its Canadian operations. The continuing operations outside the U.S. and Canada, which primarily consists of our operations in India, is reported as International. Effective the fourth quarter of fiscal 2025, the measure of segment operating performance used by the Company’s chief operating decision maker (“CODM”) changed and, as a result, Starz's disclosed measure of segment profit/loss was updated. This change aligns with the update to how the CODM assesses performance and allocates resources for the Company’s segments. See Note 14, Segment Information, to our audited combined financial statements for further details.
Basis of Presentation
Prior to the Separation, the Starz Business historically operated as part of Old Lionsgate and not as a standalone company. The Company's combined financial statements, representing the historical assets, liabilities, operations and cash flows of the Starz Business, have been derived from the separate historical accounting records maintained by Old Lionsgate, and are presented on a carve-out basis as historically managed within Old Lionsgate through the use of a management approach in identifying the Starz Business's operations. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.
All revenue and costs, as well as assets and liabilities directly associated with the business activity of the Starz Business are included in the accompanying combined financial statements. Revenue and costs associated with the Company are specifically identifiable in the accounting records maintained by Old Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Media Networks segment of Old Lionsgate. In addition, these costs include an allocation of corporate general and administrative expense (inclusive of share-based compensation) which has been allocated to the Company as further discussed below. The costs relating to the Company are generally specifically identifiable as costs of the Company in the accounting records of Old Lionsgate and are included in the accompanying combined financial statements.
In May 2024, the Starz Business entered an intercompany revolving credit facility with Lionsgate Studios Corp. which was used to settle intercompany transactions prior to Separation. See Note 18, Subsequent Events, to our audited combined financial statements for further details.
In May 2024, Old Lionsgate consummated a series of transactions, by which the LG Studios Business became a separate publicly traded company, Legacy Lionsgate Studios (the “Studio Separation”). The LG Studios Business is substantially reflective of Old Lionsgate's Motion Pictures and Television Production segments together with a substantial portion of Old Lionsgate’s corporate general and administrative costs.
Prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Company was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Starz Business or to the LG Studios Business to fund operating activities when needed. Cash and cash equivalents of the Starz Business are reflected in the combined balance sheets. Payables to and receivables from Old Lionsgate, primarily related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the LG Studios Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Starz Business and the remainder of Old Lionsgate were accounted for as parent net investment. See Note 17, Related Party Transactions, to the audited combined financial statements for further details.
Management believes the assumptions underlying our combined financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate to us are reasonable. However, the allocations may not include all of the actual expenses that would have been incurred by us and may not reflect its combined results of operations, financial position and cash flows had we been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had we been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had we been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions we might have performed directly or outsourced and strategic decisions we might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. See Note 17, Related Party Transactions, to the audited combined financial statements for further details of the allocations included in our audited combined financial statements.
The issuer of Old Lionsgate's 5.5% senior notes due April 15, 2029 (the “5.5% Senior Notes”) was Starz Capital Holdings, LLC (previously known as Lions Gate Capital Holdings LLC), a Starz entity. The 5.5% Senior Notes were generally used as a method of financing Old Lionsgate's operations in totality and were not specifically identifiable to the LG Studios Business or the Starz Business. It is not practical to determine what the capital structure would have been historically for the Starz Business or the LG Studios Business prior to the Studio Separation as standalone companies; however, the 5.5% Senior Notes were issued by a subsidiary of Starz and are representative of the overall debt levels that were expected for the Starz Business following the completion of the Separation. In May 2024, the Starz Business issued $389.9 million aggregate principal amount of new 5.5% exchange notes due 2029 (the “Exchange Notes”) in exchange for $389.9 million of the existing 5.5% Senior Notes, (the "Exchange Transaction"). As a result of the Exchange Transaction, the principal amount of the 5.5% Senior Notes outstanding was reduced to $325.1 million and total aggregate debt outstanding was $715.0 million. See Note 6, Debt, and Note 7, Programming Related Obligations, to our audited combined financial statements for further details. Upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate and are reflected in New Lionsgate's financial statements. The remaining 5.5% Senior Notes remained with the Company upon completion of the Separation. A portion of Old Lionsgate's corporate debt (the revolving credit facility, term loan A and term loan B, together referred to as the “Old Lionsgate Senior Credit Facilities”) has been assumed by the LG Studios Business under an intercompany note and accordingly, the Old Lionsgate Senior Credit Facilities and related interest expense are not reflected in the Starz Business’s combined financial statements. See Note 6, Debt, and Note 7, Programming Related Obligations, to our audited combined financial statements for further details.
In connection with the Separation, the Company entered into a new credit agreement (the "Credit Agreement") which provides for a $300.0 million senior secured term loan credit facility and a $150.0 million senior secured revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion of Separation related financing transactions. See Note 6, Debt, and Note 7, Programming Related Obligations, to our audited combined financial statements for further details
Additional indebtedness directly related to the Company, including programming notes, are reflected in the Company's combined financial statements. See Note 6, Debt, and Note 7, Programming Related Obligations, to our audited combined financial statements for further details.

Old Lionsgate’s corporate general and administrative functions and costs, which were retained within New Lionsgate, have historically been provided to both the Starz Business and the LG Studios Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense. Accordingly, the combined financial statements of the Company, include allocations of certain general and administrative expenses (inclusive of share-based compensation) from Old Lionsgate related to these corporate and shared service functions historically provided by Old Lionsgate. In connection with the Studio Separation, during the fiscal year ended March 31, 2025, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement facilitates the allocation to the LG Studios Business of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million charged annually to the Company. The $10.0 million charge of Old Lionsgate’s corporate general and administrative expenses to the Company pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses expended and reflective of the level of effort and costs incurred related to management oversight and services provided for the Company following the Studio Separation. Prior to the Studio Separation, these expenses were allocated to the Starz Business on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.
Old Lionsgate also paid certain expenses on behalf of the Starz Business prior to the Separation such as certain rent expense, employee benefits, insurance and other administrative operating costs which are reflected in the accompanying combined financial statements. The Starz Business also paid certain expenses on behalf of Old Lionsgate such as legal expenses, software development costs and severance. The settlement of reimbursable expenses between the Company and the LG Studios Business have been accounted for as parent net investment. See Note 17, Related Party Transactions, of our audited combined financial statements for further detail of parent net investment included in these combined financial statements.
Relationship with New Lionsgate
Following the Separation, certain functions that Old Lionsgate provided to us prior to the completion of the Separation will either continue to be provided to us by New Lionsgate under a Transition Services Agreement or will be performed using our own resources or third-party service providers. Additionally, under our original series programming license agreements, multiyear theatrical film output licensing agreements and library programming agreement with Old Lionsgate, we will continue to distribute New Lionsgate programming. We have incurred certain costs in establishing ourselves as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company. See “Components of Results of Operations” below for more information.
Restructuring
As described in Overview above, in the fiscal year ended March 31, 2023, the Starz Business began a plan to exit much of its international LIONSGATE+ business, which included the OTT distribution of the Starz Business's premium subscription video services outside the U.S. and Canada. The shut-down of the legacy LIONSGATE+ business in the territories to be exited has been completed and historical results of operations, with the exception of Canada and India, are presented as discontinued operations in combined financial statements for all periods presented.
In the fiscal year ended March 31, 2023, in connection with its ongoing restructuring activities, the Starz Business performed a strategic review of content performance across Starz’s platforms, resulting in certain programming being removed from those platforms and written down to fair value.
During the fiscal years ended March 31, 2025 and 2024, the Starz Business continued its evaluation of the programming on Starz's platforms and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Company.
As a result of these restructuring initiatives in the fiscal years ended March 31, 2025 and 2024 we recorded content impairment charges of $156.4 million and $213.0 million, respectively. These amounts are included in restructuring and other in the combined statement of operations. See Note 13, Restructuring and Other, to our audited combined financial statements for further detail. We have incurred impairment charges from the inception of the plan through March 31, 2025 amounting to $457.0 million.
As the Company continues to evaluate its current restructuring plan in relation to the current micro and macroeconomic environment and the Separation, including further strategic review of content and performance and its strategy on a territory-by-territory basis, the Company may decide to expand its restructuring plan and exit additional territories or remove certain content off its platform in the future. Accordingly, the Company may incur additional content impairment and other restructuring charges beyond the amounts listed above.
Components of Results of Operations
Revenue
We earn our revenue from the distribution of branded premium subscription video services through OTT streaming platforms and distributors, on a direct-to-consumer basis through the Starz App and through MVPDs, including cable operators, satellite television providers and telecommunications companies.
Pursuant to our distribution agreements, revenue is primarily generated from fees from subscribers who receive the Company's services or based on other factors (variable fee arrangements), or to a lesser extent, may be based on a monthly fixed fee or minimum guarantee, subject to nominal annual escalations.
The variable distribution fee arrangements represent sales or usage-based royalties, which are recognized over the period of such sales or usage by our distributor, which is the same period that the content is provided to the distributor. Estimates of revenue generated but not yet reported to us by our distribution partners are made based on an estimated number of subscribers using historical trends and recent reporting. Other fixed fee or minimum guarantee programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. Subscribers through the Starz App are billed in advance of the start of their monthly or multi-month membership period and revenue is recognized ratably over each applicable membership period.
In connection with the distribution rights obtained outside of the Starz Platform, we license rights to other parties who distribute our content for a fee. New Lionsgate acts as distributor in these arrangements. License fees associated with these agreements have not been material to date.
Expenses
Our primary operating expenses include direct operating expenses, distribution and marketing expenses and general and administrative expenses.
Direct operating expenses include programming cost amortization, programming related salaries, residual expenses, development costs, provision for doubtful accounts, and foreign exchange gains and losses.
Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
Distribution and marketing expenses primarily include the costs of advertising, consumer marketing, distributor marketing support and other marketing costs, and operating costs for the direct-to-consumer service, transponder expenses and maintenance and repairs.
The level of programming cost amortization and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere.
General and administrative expenses include salaries and other overhead and include allocations for certain general and administrative expenses from Old Lionsgate to the Starz Business related to certain corporate and shared service functions historically provided by Old Lionsgate to the Starz Business, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. See “Basis of Presentation” above and Note 1 and Note 17 to our audited combined financial statements for further details on our methodology for allocating these costs. As described in “Overview” above, in connection with the Studio Separation, during the fiscal year ended March 31, 2025, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement allocates to the LG Studios Business of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million to be charged annually to the Company. The $10.0 million charge of Old Lionsgate’s corporate general and administrative expenses to the Company pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses expended and reflective of the level of effort and costs incurred related to management oversight and services provided for the Company post Studio Separation with consideration of the then-anticipated completion of the Separation.

Allocations of expenses from Old Lionsgate are not necessarily indicative of future expenses and do not necessarily reflect results that would have been achieved as an independent, publicly traded company for the periods presented. Recurring standalone costs may be higher than historical allocations, which may have an impact on profitability and operating cash flows. Now that the Separation is complete, we may be required to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses for, among other things, directors’ and officers’ and other insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are more fully described in Note 1 to our audited combined financial statements. As disclosed in Note 1 to our audited combined financial statements, the preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
Finite-Lived Intangible Assets. At March 31, 2025 and March 31, 2024, the carrying value of the Starz Business's finite-lived intangible assets was approximately $816.0 million and $966.1 million, respectively. The Starz Business's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies (each a “Traditional Affiliate”), which amounted to $748.0 million and $890.1 million at March 31, 2025 and March 31, 2024, respectively. The amount of the Starz Business's customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with Old Lionsgate's acquisition of the Starz Business on December 8, 2016, net of amortization recorded since the date of the Starz Business's acquisition. Beginning October 1, 2023, the Starz Business's finite-lived intangible assets also include the trademarks and trade names previously accounted for as indefinite-lived intangible assets as discussed below. At March 31, 2025, the carrying value of trademarks and trade names was $68.0 million.
Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 10 to 14 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenue bear to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of the finite-lived intangible assets. For fiscal 2025, due to continued changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, the Company reduced the useful life of its finite-lived intangible assets related to the Starz Tradition Affiliate customer relationships from 16 years to 14 years. This resulted in an increase to amortization expense of $8.3 million for the fiscal year ended March 31, 2025. For the fiscal year ended March 31, 2025, no indicators of impairment were identified. For the fiscal year ended March 31, 2024, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, we performed an impairment analysis of the amortizable intangible assets. The impairment analysis requires a comparison of undiscounted future cash flows expected to be generated over the useful life of an asset to the carrying value of the asset. Based on the Company's impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the asset group by over 50% and therefore no impairment charge was required. The estimated undiscounted cash flow assumed a weighted average growth in revenue over the useful life of approximately 2.5%.
Determining whether an intangible asset is recoverable or impaired requires various estimates and assumptions, including whether events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable, determining estimates of future cash flows for the assets involved and, when applicable, the assumptions applied in determining fair value, including discount rates, growth rates, market risk premiums and other assumptions about the economic environment. If actual revenue significantly underperforms as compared to the forecasted amounts and cost cannot be sufficiently reduced, the undiscounted cash flows may not exceed the carrying value of the asset group and an impairment charge could result for the difference between the fair value and the carrying value of the asset group.
The Company continue to monitor for changes that could significantly decrease the future undiscounted cash flows expected to be generated which could result in an impairment of our amortizable intangible assets, or could require the Company to further shorten the useful life or adopt a more accelerated method of amortization both of which would increase the amount of amortization expense the Company records. Examples of events or circumstances that could result in changes to projected cash flows include the creation and consumer consumption of the Company's content; adverse macroeconomic conditions related to higher inflation and interest rates, and the impact on the global economy from the geopolitical environments including wars, terrorism and multiple international conflicts; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and difficulty in funding the Company's content requirements; the Company's continual contractual relationships with the Company's customers; including the Company's affiliate agreements; and the Company's domestic subscriber growth rates across the Company's traditional and OTT platforms and changes in consumer behavior.
Programming Content. Programming content represents content exploited on the Starz Platform. Programming content is typically licensed content (which we refer to as “licensed program rights”), however, in some cases, programming content may be produced or acquired (which we refer to as “owned and produced films and television programs”). Licensed program rights include content licensed from third parties, including New Lionsgate, for specified airing rights and windows over a contractual term. Program licenses typically have fixed terms and require payments during the production of the content by the licensor, at or near delivery of the content or over the term of the license. Payments for content and additions to content assets and the changes in related liabilities, are classified within operating activities on the combined statements of cash flows. Amortization of programming content, which is discussed further below, is included in direct operating expense on the combined statement of operations.
Programming content is predominantly monetized as part of a film group and therefore is reviewed for impairment in aggregate at a film group level when an event or change in circumstances indicates a change in the expected use of the content or that the fair value may be less than unamortized cost.
Development. Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized as part of the cost of programming content. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment unless the fair value of the project exceeds its carrying cost.
Capitalized Costs. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for programs has commenced, the program materials have been accepted by the Company in accordance with the license agreements, and the programs are available for the first showing. Licensed programming rights may include rights to more than one exploitation window under the Company's output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases.
Costs of acquiring and producing films and television programs are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.
Amortization. The cost of licensed program rights for films and television programs (including original series) are generally amortized on a title-by-title or episode-by-episode basis using an accelerated or straight-line method based on the expected and historical viewership patterns or the current and anticipated number of exhibitions over the license period or estimated life for owned or produced programs. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Residuals are expensed in line with the amortization of production costs.
The Company reviews factors impacting the amortization of the content assets on an ongoing basis. The Company's estimates related to these factors requires considerable management judgement.

Impairment Assessment. A film group (as defined below) is evaluated for impairment when events or changes in circumstances indicate that the fair value of a film group is less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.
Estimate of Fair Value. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. The Company's film groups are generally aligned with the Company's networks and digital content offerings in North America (i.e., Starz Networks) and internationally by territory or groups of territories, where content assets are shared across the various territories. Content removed from the service and abandoned is written down to its fair value, if any, determined using a discounted cash flow approach.
As a result of the strategic review of content performance across Starz's platform and as part of our expanded restructuring across our domestic operations, we recorded content impairment charges in the fiscal years ended March 31, 2025 and 2024 of $156.4 million and $213.0 million, respectively, which are included in continuing operations, restructuring and other in the combined statement of operations. See Note 3, Programming Content, and Note 13, Restructuring and Other, to our audited combined financial statements for further details. Discontinued operations for the fiscal years ended March 31, 2025 and March 31, 2024, includes impairment charges of $2.5 million and $160.8 million, respectively, related to the restructuring of LIONSGATE+ discussed above. See Note 2, Discontinued Operations, to our audited combined financial statements for further details.
Revenue Recognition. Revenue may be based on a variable fee (i.e., a fee based on number of subscribers who receive our networks or other subscriber-based factors) or to a lesser extent, may be based on a monthly fixed fee or minimum guarantee, subject to nominal annual escalations. Revenue is also generated through the distribution of our subscription video on demand (“SVOD”) service directly to consumers through the Starz App. The variable distribution fee arrangements represent sales or usage-based royalties, which are recognized over the period of such sales or usage by our distributor, which is the same period that the content is provided to the distributor. Estimates of revenue generated but not yet reported to us by our distribution partners are made based on the estimated number of subscribers using historical trends and recent reporting. We regularly evaluate such assumptions and historically, such estimates have been materially in line with revenue amounts when reported.
Fixed fee or minimum guarantee programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. Subscribers through the Starz App are billed in advance of the start of their monthly or multi-month membership period and revenue is recognized ratably over each applicable membership period. Payments to distributors for marketing support costs for which the Company receives a discrete benefit are recorded as distribution and marketing costs, and payments to distributors for which the Company receives no discrete benefit are recorded as a reduction of revenue.
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of the Company. We performed an analysis of the four sources of taxable income (taxable income in prior carryback year(s) if carryback is permitted under the tax law, future reversals of existing taxable temporary differences, tax-planning strategies that would, if necessary, be implemented, and future taxable income exclusive of reversing temporary differences and carryforwards) to determine whether a valuation allowance was needed in the various jurisdictions in which the Company operates. Due to cumulative pretax losses incurred in recent years and lack of other positive evidence, we concluded that valuation allowances were primarily required in Canada, Luxembourg, and India for our fiscal years ended March 31, 2025, 2024, and 2023, and against US deferred tax assets beginning in our fiscal year ended March 31, 2024. As of March 31, 2025, we have a valuation allowance of $177.5 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
Our income tax benefit differs from the U.S. federal statutory income tax rate of 21% and is affected by many factors, including the overall level of income (loss) before taxes and its mix across the jurisdictions in which we conduct operations, changes in tax laws and regulations, changes in valuation allowances against our deferred tax assets, changes in unrecognized tax benefits, tax planning strategies available to us, and other discrete items.

Recent Accounting Pronouncements
See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, to our audited combined financial statements for a discussion of recent accounting guidance.

RESULTS OF OPERATIONS
Fiscal 2025 Compared to Fiscal 2024
Combined Results of Operations
The following table sets forth our combined results of operations from continuing operations for the fiscal years ended March 31, 2025 and 2024.

	Year Ended
	March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
Starz Networks	$1,356.3	$1,382.7	$(26.4)	(1.9)%
International	13.3	9.7	3.6	37.1%
Total revenue	1,369.6	1,392.4	(22.8)	(1.6)%
Expenses:
Direct operating	702.0	692.6	9.4	1.4%
Distribution and marketing	381.8	423.6	(41.8)	(9.9)%
General and administration	101.8	129.2	(27.4)	(21.2)%
Depreciation and amortization	170.3	161.8	8.5	5.3%
Restructuring and other	184.1	224.8	(40.7)	(18.1)%
Goodwill and intangible asset impairment	—	663.9	(663.9)	(100.0)%
Total expenses	1,540.0	2,295.9	(755.9)	(32.9)%
Operating loss	(170.4)	(903.5)	733.1	(81.1)%
Interest expense	(45.6)	(47.2)	1.6	(3.4)%
Interest and other income	4.9	3.5	1.4	40.0%
Other expense	(7.2)	(7.5)	0.3	(4.0)%
Gain (loss) on extinguishment of debt	(5.6)	21.2	(26.8)	(126.4)%
Loss from continuing operations before income taxes	(223.9)	(933.5)	709.6	(76.0)%
Income tax benefit	8.6	128.9	(120.3)	(93.3)%
Net loss from continuing operations	$(215.3)	$(804.6)	$589.3	(73.2)%
Net loss from discontinued operations, net of income taxes	4.1	(110.6)	114.7	(103.7)%
Net loss	$(211.2)	$(915.2)	$704.0	(76.9)%
_______________________

Subscriber Data. The number of period-end service subscribers is a key metric which management uses to evaluate a non-ad supported subscription video service. We believe this key metric provides useful information to investors as a growing or decreasing subscriber base is a key indicator of the health of the overall business. Service subscribers may impact revenue differently depending on specific distribution agreements we have with our distributors which may include a rate per STARZ subscriber, rates per basic video household or fixed fees. The table below sets forth, for the periods presented, subscriptions to our Starz Networks and International services.

	March 31,	March 31,
	2025	2024
	(Amounts in millions)
Starz Networks
OTT Subscribers	13.04	13.38
Linear Subscribers	6.56	8.42
Total	19.60	21.80
International
OTT Subscribers	3.29	2.52
Total Starz
OTT Subscribers	16.33	15.90
Linear Subscribers	6.56	8.42
Total Starz Subscribers	22.89	24.32

Revenue. Combined revenue decreased $22.8 million reflecting a decrease of $26.4 million at Starz Networks, partially offset by increased revenue from International of $3.6 million. The decrease in Starz Networks revenue reflects declines in revenue of $58.7 million from traditional linear services, partially offset by higher OTT revenue of $32.1 million resulting from price increases. Starz Networks initiated a price increase at the end of June 2023 and an additional price increase beginning in August 2024, which were each subsequently implemented by its various partners after each respective increase during the fiscal years ended March 31, 2025 and 2024.
During the fiscal year ended March 31, 2025 and the fiscal year ended March 31, 2024, the following original series premiered on STARZ:

Year Ended March 31, 2025		Year Ended March 31, 2024
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Mary & George Season 1	April 5, 2024	Blindspotting Season 2	April 14, 2023
Power Book II: Ghost Season 4 Part 1	June 7, 2024	Run the World Season 2	May 26, 2023
		Outlander Season 7A	June 16, 2023
Second Quarter:		Second Quarter:
Serpent Queen Season 2	July 12, 2024	Minx Season 2	July 21, 2023
Power Book II: Ghost Season 4 Part 2	September 6, 2024	Heels Season 2	July 28, 2023
Three Women Season 1	September 13, 2024	Men in Kilts Season 2	August 11, 2023
		Power Book IV: Force Season 2	July 28, 2023
Third Quarter:		Third Quarter:
Fat Joe Talks Season 1	October 4, 2024	Shining Value Season 2	October 13, 2023
Sweetpea Season 1	October 10, 2024	Power Book III: Raising Kanan Season 3	December 1, 2023
Outlander Season 7B	November 22, 2024
Fourth Quarter:		Fourth Quarter:
The Couple Next Door Season 1	January 17, 2025	Hightown Season 3	January 26, 2024
Power Book III: Raising Kanan Season 4	March 7, 2025	BMF - Black Mafia Family Season 3	March 1, 2024

Direct Operating and Distribution and Marketing Expenses. Direct operating expenses primarily represent programming cost amortization, programming related salaries, residual expenses and development. Distribution and marketing expenses primarily includes advertising and marketing costs and operating costs for the distribution of the services. The level of programming cost amortization and advertising and marketing costs and thus the segment profit for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere.
Direct Operating Expenses. Direct operating expenses by segment and outside our segments were as follows for the fiscal years ended March 31, 2025 and 2024:

	Year Ended March 31,
	2025		2024		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Starz Networks(1)	$690.7	50.9%	$678.8	49.1%	$11.9	1.8%
International	8.5	63.9%	11.1	114.4%	(2.6)	(23.4)%
Share-based compensation expense	2.8	n/a	2.7	n/a	0.1	3.7%
	$702.0	51.3%	$692.6	49.7%	$9.4	1.4%
_______________________
(1)During the fourth quarter of the fiscal year ended March 31, 2025, the Starz Business changed the extent of allocations and method of attribution of certain costs to its segments. Accordingly, the following amounts were allocated to Starz Networks in fiscal 2024 to conform to the current period presentation: COVID related benefits of $1.1 million.
Direct operating expenses increased in the fiscal year ended March 31, 2025 due to increases at Starz Networks of $11.9 million, partially offset by a decrease in International of $2.6 million. The increase in Starz Networks direct operating expenses was due primarily to an increase of $123.1 million related to our programming output agreements, partially offset by lower programming cost amortization of $107.2 million related to our Starz Originals.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment and outside our segment were as follows for the fiscal years ended March 31, 2025 and March 31, 2024:

	Year Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Starz Networks	$378.5	$420.0	$(41.5)	(9.9)%
International	2.5	2.8	(0.3)	(10.7)%
Share-based compensation expense	0.8	0.8	—	—%
	$381.8	$423.6	$(41.8)	(9.9)%
Distribution and marketing expenses decreased in the fiscal year ended March 31, 2025 primarily due to a decrease in direct response and originals advertising and marketing costs as compared to the fiscal year ended March 31, 2024 due to fewer tentpole Original series in the fiscal year ended March 31, 2025.

General and Administrative Expenses. General and administrative expenses by segment and outside our segment were as follows for the fiscal years ended March 31, 2025 and 2024:

	Year Ended
	March 31,				Increase (Decrease)
	2025	% of Revenue	2024	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks(1)	$85.3		$106.8		$(21.5)	(20.1)%
International	2.6		2.7		(0.1)	(3.7)%
Share-based compensation expense	13.9		19.7		(5.8)	(29.4)%
Total general and administrative expenses	$101.8	7.4%	$129.2	9.3%	$(27.4)	(21.2)%
_______________________
(1)During the fourth quarter of the fiscal year ended March 31, 2025, the Starz Business changed the extent of allocations and method of attribution of certain costs to its segments. Accordingly, the following amount was allocated to Starz Networks in fiscal 2024 to conform to the current period presentation: purchase accounting and related adjustments of $0.3 million.
General and administrative expenses decreased $21.5 million in the fiscal year ended March 31, 2025, as compared to fiscal 2024, resulting from decreased Starz Networks general and administrative expenses, corporate allocations from Old Lionsgate and a decrease in share-based compensation expense.
For purposes of preparing the combined financial statements on a carve-out basis, the Company has been allocated a portion of Old Lionsgate's total corporate expenses which are included in general, administrative and expenses. Corporate allocated expenses decreased $23.3 million in the fiscal year ended March 31, 2025, resulting primarily from a decrease in corporate incentive-based compensation.
Certain of our employees participate in the share-based compensation plans sponsored by Old Lionsgate. Old Lionsgate share-based compensation awards granted to employees of the Company are reflected in parent net investment within the combined statements of equity at the time they are expensed. The combined statements of operations also include an allocation of Old Lionsgate corporate and shared employee share-based compensation expenses. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Share-based compensation expense included in:
Direct operating expense	2.8	2.7
Distribution and marketing expense	0.8	0.8
General and administrative expense(1)	$13.9	$19.7
Restructuring and other (2)	0.5	1.4
Total share-based compensation expense	$18.0	$24.6
_______________________
(1)Includes share-based compensation expense related to the allocation of Old Lionsgate corporate and shared employee share-based compensation expenses of $0.7 million and $5.6 million in the fiscal years ended March 31, 2025 and March 31, 2024, respectively.
(2)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
Depreciation and Amortization Expense. Depreciation and amortization of $170.3 million for the fiscal year ended March 31, 2025 increased $8.5 million from $161.8 million in the fiscal year ended March 31, 2024, due primarily to increased amortization expense of $8.0 million associated with the change in estimated useful life of the Starz trade names.

Restructuring and Other. Restructuring and other decreased $40.7 million in the fiscal year ended March 31, 2025 as compared to the fiscal year ended March 31, 2024, and includes restructuring and severance costs, and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the fiscal years ended March 31, 2025 and March 31, 2024 (see Note 13, Restructuring and Other, to our audited combined financial statements for further details):

	Year Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content impairments(1)	$156.4	$213.0	$(56.6)	(26.6)%
Severance(2)
Cash	2.9	5.4	(2.5)	(46.3)%
Accelerated vesting of equity awards	0.5	1.4	(0.9)	n/a
Total severance costs	3.4	6.8	(3.4)	(50.0)%
Transaction and other costs(3)	24.3	5.0	19.3	nm
	$184.1	$224.8	$(40.7)	(18.1)%
_______________________
nm - Percentage not meaningful.
(1)The Company recorded content impairment charges in the fiscal years ended March 31, 2025 and March 31, 2024 as a result of the Company's strategic review of content performance across Starz's platforms. See Note 13, Restructuring and Other, to our audited combined financial statements for further details.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives attributable to continuing operations.
(3)Transaction and related costs in the fiscal years ended March 31, 2025 and March 31, 2024, reflect transaction, integration and legal costs incurred associated with the Separation, certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $45.6 million in fiscal 2025 decreased $1.6 million from fiscal 2024 due primarily to lower interest expense on the 5.5% Senior Notes due to reductions in the amounts outstanding as discussed under Gain (Loss) on Extinguishment of Debt below. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2025 and March 31, 2024:

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Interest Expense
Cash Based:
Senior Notes	$39.3	$39.8
Other	2.5	4.2
	41.8	44.0
Amortization of financing costs and other non-cash interest	3.8	3.2
Total interest expense	$45.6	$47.2
In connection with the completion of the Separation, the Exchange Notes, with an aggregate outstanding principal of $389.9 million, became obligations of New Lionsgate. The Company entered into new financing arrangements upon completion of the Separation. See Note 18, Subsequent Events, to our audited combined financial statements for further detail.
 Interest and Other Income. Interest and other income of $4.9 million for the fiscal year ended March 31, 2025 increased by $1.4 million compared to interest and other income of $3.5 million for the fiscal year ended March 31, 2024, related to guarantee fees received in the fiscal year ended March 31, 2025.

Other Expense. Other expense of $7.2 million for the fiscal year ended March 31, 2025 decreased by $0.3 million compared to other expense of $7.5 million for the fiscal year ended March 31, 2024, and represented the loss recorded related to our monetization of accounts receivable program. See Note 16, Additional Financial Information, to our audited combined financial statements for further details.
Gain (Loss) on Extinguishment of Debt. The loss on extinguishment of debt of $5.6 million for fiscal 2025 is related to the write-off of debt issuance costs associated with the 5.5% Senior Note exchange.
The gain on extinguishment of debt of $21.2 million for fiscal 2024 was associated with the repurchase of $85.0 million principal amount of the 5.5% Senior Notes at a discount. See Note 6, Debt, to our audited combined financial statements for further details.
Income Tax Benefit. We had an income tax benefit of $8.6 million in the fiscal year ended March 31, 2025, compared to an income tax benefit of $128.9 million in the fiscal year ended March 31, 2024. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of goodwill and intangible asset impairments, state income taxes, and changes in the valuation allowance against our deferred tax assets. Our income tax provisions for the fiscal years ended March 31, 2025 and March 31, 2024 were also impacted by charges for interest and the change in uncertain tax benefits due to the expiration of statutes of limitations and additional settlements with tax authorities.
As computed on a separate return basis, with the combined historical results of the Company presented on a managed basis as discussed in Basis of Presentation above, for the fiscal year ended March 31, 2025, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $389.5 million, of which approximately $157.8 million would be subject to expiration in 2038, and the remainder would carry forward indefinitely. Additionally, for the fiscal year ended March 31, 2025, the Company had state NOLs of approximately $331.5 million, which would expire in varying amounts beginning in 2027, and foreign net operating loss carryforwards in various jurisdictions, including Canada, India, and Luxembourg of $55.2 million, $33.7 million, and $404.1 million, respectively, which would expire in varying amounts beginning in 2030. The Company also had U.S. federal credit carryforwards related to foreign taxes paid of $9.1 million that would expire beginning in 2027. However, under the managed basis of presentation of the Company, the combined historical results exclude certain income, deductions and other items and therefore, for purposes of these combined financial statements, these items are not reflected in the calculations of net operating loss and tax credit carryforwards of the Company. As a result, the actual net operating loss and tax credit carryforwards of the Company after the Separation may differ (i.e., will be lower in U.S. and Canada, and higher in Luxembourg) than those otherwise stated above.
Net Loss from Continuing Operations. Net loss from continuing operations for the fiscal year ended March 31, 2025 was $215.3 million. This compares to net loss from continuing operations for the fiscal year ended March 31, 2024 of $804.6 million.
Adjusted OIBDA and Non-GAAP Measures
Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted for share-based compensation, restructuring and other costs, and unusual gains or losses (such as goodwill and intangible asset impairment), when applicable.
•Depreciation and amortization as presented on our combined statement of operations.
•Share-based compensation represents share-based compensation excluding the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, which are included in restructuring and other expenses, when applicable.
•Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable.
Overall: This measure is a non-GAAP financial measure as defined in Regulation G promulgated by the SEC and is in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.
We use this non-GAAP measure, among other measures, to evaluate the operating performance of our business. We believe this measure provides useful information to investors regarding our results of operations before non-operating items. Adjusted OIBDA is considered an important measure of the Company’s performance because this measure eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses.
This non-GAAP measure is commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. However, not all companies calculate this measure in the same manner and the measure as presented may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.
A general limitation of this non-GAAP financial measure is that it is not prepared in accordance with U.S. generally accepted accounting principles. This measure should be reviewed in conjunction with the relevant GAAP financial measures and is not presented as an alternative measure of operating loss.

	Year Ended
	March 31,
	2025	2024
	Actual	Actual

Operating loss	$(170.4)	$(903.5)
Depreciation and amortization	170.3	161.8
Restructuring and other	184.1	224.8
Goodwill impairment and intangible asset impairment	—	663.9
Share-based compensation expense(1)	17.5	23.2
Adjusted OIBDA	$201.5	$170.2
_______________________
(1)    Share-based compensation expense for the fiscal years ended in March 31, 2025 and March 31, 2024 includes $18.0 million and $24.6 million, respectively, in operating expenses but excludes $0.5 million and $1.4 million, respectively, which are included in Restructuring and other expenses and are related to the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements. See Note 11, Share-Based Compensation, to our audited combined financial statements for further details.
The following table sets forth Adjusted OIBDA by segment:

	Year Ended			Year Ended
	March 31, 2025			March 31, 2024
	Starz Networks	International	Total	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$1,356.3	$13.3	$1,369.6	$1,382.7	$9.7	$1,392.4
Direct operating(1)	(690.7)	(8.5)	(699.2)	(678.8)	(11.1)	(689.9)
Distribution & marketing(2)	(378.5)	(2.5)	(381.0)	(420.0)	(2.8)	(422.8)
General and administrative(3)	(85.3)	(2.6)	(87.9)	(106.8)	(2.7)	(109.5)
Adjusted OIBDA	$201.8	$(0.3)	$201.5	$177.1	$(6.9)	$170.2
_______________________
(1)Direct operating expenses exclude $2.8 million in the fiscal year ended March 31, 2025 and $2.7 million in the fiscal year ended March 31, 2024 of share-based compensation expense.
(2)Distribution and marketing expenses exclude $0.8 million in the fiscal year ended March 31, 2025 and $0.8 million in the fiscal year ended March 31, 2024 of share-based compensation expense.
(3)General and administrative expenses exclude $13.9 million in the fiscal year ended March 31, 2025 and $19.7 million in the fiscal year ended March 31, 2024 of share-based compensation expense.

Fiscal 2024 Compared to Fiscal 2023
Combined Results of Operations
The following table sets forth our combined results of operations from continuing operations for the fiscal years ended March 31, 2024 and March 31, 2023.

	Year Ended
	March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Starz Networks	$1,382.7	$1,413.1	$(30.4)	(2.2)%
International	9.7	9.4	0.3	3.2%
Total revenue	1,392.4	1,422.5	(30.1)	(2.1)%
Expenses:
Direct operating	692.6	715.9	(23.3)	(3.3)%
Distribution and marketing	423.6	423.5	0.1	—%
General and administration	129.2	124.0	5.2	4.2%
Depreciation and amortization	161.8	155.7	6.1	3.9%
Restructuring and other	224.8	89.9	134.9	150.1%
Goodwill and intangible asset impairment	663.9	1,261.7	(597.8)	(47.4)%
Total expenses	2,295.9	2,770.7	(474.8)	(17.1)%
Operating loss	(903.5)	(1,348.2)	444.7	(33.0)%
Interest expense	(47.2)	(58.6)	11.4	(19.5)%
Interest and other income	3.5	0.6	2.9	nm
Other expense	(7.5)	(6.7)	(0.8)	11.9%
Gain (loss) on extinguishment of debt	21.2	58.7	(37.5)	(63.9)%
Loss from continuing operations before income taxes	(933.5)	(1,354.2)	420.7	(31.1)%
Income tax benefit	128.9	18.3	110.6	nm
Net loss from continuing operations	$(804.6)	$(1,335.9)	$531.3	(39.8)%
Net loss from discontinued operations, net of income taxes	(110.6)	(535.1)	424.5	(79.3)%
Net loss	$(915.2)	$(1,871.0)	$955.8	(51.1)%
_______________________
nm - Percentage not meaningful.

Subscriber Data. The number of period-end service subscribers is a key metric which management uses to evaluate a non-ad supported subscription video service. We believe this key metric provides useful information to investors as a growing or decreasing subscriber base is a key indicator of the health of the overall business. Service subscribers may impact revenue differently depending on specific distribution agreements we have with our distributors which may include a rate per STARZ subscriber, rates per basic video household or fixed fees. The table below sets forth, for the periods presented, subscriptions to our Starz Networks and International services.

	March 31,	March 31,
	2024	2023
	(Amounts in millions)
Starz Networks
OTT Subscribers	13.38	12.95
Linear Subscribers	8.42	9.83
Total	21.80	22.78
International
OTT Subscribers	2.52	2.77
Total Starz
OTT Subscribers	15.90	15.72
Linear Subscribers	8.42	9.83
Total Starz Subscribers	24.32	25.55
Revenue. Combined revenue decreased $30.1 million reflecting a decrease of $30.4 million at Starz Networks, partially offset by an increase of $0.3 million at International. The decrease in Starz Networks revenue reflects declines in revenue of $81.5 million from traditional linear services, which were offset by higher OTT revenue of $52.9 million resulting from a price increase initiated at the end of June 2023 and fully implemented during the quarter ended September 30, 2023, and growth in OTT subscribers of 0.43 million since March 31, 2023.
During the fiscal years ended March 31, 2024 and March 31, 2023, the following original series premiered on STARZ:

Year Ended March 31, 2024		Year Ended March 31, 2023
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Blindspotting Season 2	April 14, 2023	Gaslit	April 24, 2022
Run the World Season 2	May 26, 2023	P-Valley Season 2	June 3, 2022
Outlander Season 7A	June 16, 2023	Becoming Elizabeth Season 1	June 12, 2022
		Who is Ghislaine Maxwell	June 26, 2022
Second Quarter:		Second Quarter:
Minx Season 2	July 21, 2023	Power Book III: Raising Kanan Season 2	August 14, 2022
Heels Season 2	July 28, 2023	Serpent Queen Season 1	September 11, 2022
Men in Kilts Season 2	August 11, 2023
Power Book IV: Force Season 2	July 28, 2023	Third Quarter:
Third Quarter:		Step Up Season 3	October 16, 2022
Shining Value Season 2	October 13, 2023	Dangerous Liaisons Season 1	November 6, 2022
Power Book III: Raising Kanan Season 3	December 1, 2023	Fourth Quarter:
Fourth Quarter:		BMF - Black Mafia Family Season 2	January 6, 2023
Hightown Season 3	January 26, 2024	Party Down Season 3	February 24, 2023
BMF - Black Mafia Family Season 3	March 1, 2024	Power Book II: Ghost Season 3	March 17, 2023

Direct Operating and Distribution and Marketing Expenses. Direct operating expenses primarily represent programming cost amortization, programming related salaries, residual expenses and development. Distribution and marketing expenses primarily includes advertising and marketing costs and operating costs for the distribution of the services. The level of programming cost amortization and advertising and marketing costs and thus the gross contribution margin for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere.
Direct Operating Expenses. Direct operating expenses by segment and outside our segments were as follows for the fiscal years ended March 31, 2024 and March 31, 2023:

	Year Ended March 31,
	2024		2023		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Starz Networks	$678.8	49.1%	$705.4	49.9%	$(26.6)	(3.8)%
International	11.1	114.4%	9.0	95.7%	2.1	23.3%
Share-based compensation expense	2.7	n/a	1.5	n/a	1.2	80.0%
	$692.6	49.7%	$715.9	50.3%	$(23.3)	(3.3)%
_______________________
(1)During the fourth quarter of the fiscal year ended March 31, 2025, the Company changed the extent of allocations and method of attribution of certain costs to its segments. Accordingly, the following amounts were allocated to Starz Networks in fiscal year ended March 31, 2024 to conform to the current period presentation: a benefit of $0.1 million, reflecting COVID related costs net of insurance recoveries of $0.2 million (fiscal year ended March 31, 2023 - benefit of $2.8 million, net of insurance recoveries of $5.6 million).
Direct operating expenses decreased in the fiscal year ended March 31, 2024, due to decreases at Starz Networks of $26.6 million, partially offset by an increase in International of $2.1 million. The decrease in Starz Networks direct operating expenses was due primarily to lower programming cost amortization of $27.9 million related to library content, $16.3 million related to theatrical releases under our programming output agreements, partially offset by an increase of $12.0 million related to our Starz Originals, and a benefit in the fiscal year ended March 31, 2023 of $10.0 million associated with the modification of a content licensing arrangement.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment and outside our segments were as follows for the fiscal years ended March 31, 2024 and March 31, 2023:

	Year Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Starz Networks	$420.0	$418.5	$1.5	0.4%
International	2.8	4.2	(1.4)	(33.3)%
Share-based compensation expense	0.8	0.8	—	—%
	$423.6	$423.5	$0.1	—%
Distribution and marketing expenses in the fiscal year ended March 31, 2024 were comparable to distribution and marketing expenses in the fiscal year ended March 31, 2023.

General and Administrative Expenses. General and administrative expenses by segment and outside our segments were as follows for the fiscal years ended March 31, 2024 and March 31, 2023:

	Year Ended
	March 31,				Increase (Decrease)
	2024	% of Revenue	2023	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$106.8		$97.9		$8.9	9.1%
International	2.7		2.7		—	—%
Share-based compensation expense	19.7		23.4		(3.7)	(15.8)%
Total general and administrative expenses	$129.2	9.3%	$124.0	8.7%	$5.2	4.2%
_______________________
(1)During the fourth quarter of the fiscal year ended March 31, 2025, the Company changed the extent of allocations and method of attribution of certain costs to its segments. Accordingly, the following amount was allocated to Starz Networks in the fiscal years ended March 31, 2024 and March 31, 2023 to conform to the current period presentation: purchase accounting and related adjustments of $0.3 million and $0.5 million, respectively.
General and administrative expenses increased in the fiscal year ended March 31, 2024, resulting from increased Starz Networks general and administrative expenses and corporate allocations from Old Lionsgate, partially offset by decreases in International and share-based compensation expense. Starz Networks general and administrative expenses in the fiscal year ended March 31, 2024 increased $8.9 million from the fiscal year ended March 31, 2023, driven by increased incentive compensation.
For purposes of preparing the combined financial statements on a carve-out basis, the Company has been allocated a portion of Old Lionsgate's total corporate expenses and are included in general, administrative and expenses. Corporate allocated expenses increased $3.7 million in the fiscal year ended March 31, 2024, resulting primarily from an increase in corporate incentive-based compensation.
Certain of our employees participate in the share-based compensation plans sponsored by Old Lionsgate. Old Lionsgate share-based compensation awards granted to employees of the Company are reflected in parent net investment within the combined statements of equity at the time they are expensed. The combined statements of operations also include an allocation of Old Lionsgate corporate and shared employee share-based compensation expenses. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2024	2023
	(Amounts in millions)
Share-based compensation expense included in:
General and administrative expense (1)	$19.7	$23.4
Restructuring and other (2)	1.4	—
Direct operating expense	2.7	1.5
Distribution and marketing expense	0.8	0.8
Total share-based compensation expense	$24.6	$25.7
_______________________
(1)Includes share-based compensation expense related to the allocation of Old Lionsgate corporate and shared employee share-based compensation expenses of $5.6 million and $9.7 million in the fiscal years ended March 31, 2024 and March 31, 2023, respectively.
(2)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.
Depreciation and Amortization Expense. Depreciation and amortization of $161.8 million for the fiscal year ended March 31, 2024 increased $6.1 million from $155.7 million in the fiscal year ended March 31, 2023 due to increased amortization expense of $4.0 million associated with the change in estimated useful life of the Starz trade names.

Restructuring and Other. Restructuring and other increased $134.9 million in the fiscal year ended March 31, 2024 as compared to the fiscal year ended March 31, 2023, and includes restructuring and severance costs, and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the fiscal years ended March 31, 2024 and March 31, 2023 (see Note 13, Restructuring and Other, to our audited combined financial statements for further details):

	Year Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content impairments(1)	$213.0	$87.6	$125.4	143.2%
Severance(2)	6.8	4.2	2.6	61.9%
Transaction and other costs (benefits)(3)	5.0	(1.9)	6.9	(363.2)%
	$224.8	$89.9	$134.9	150.1%
_______________________
(1)The Company recorded content impairment charges in the fiscal years ended March 31, 2024 and March 31, 2023 as a result of the Company's strategic review of content performance across Starz's platforms. See Note 13, Restructuring and Other, to our audited combined financial statements for further details.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives attributable to continuing operations.
(3)Transaction and related costs in the fiscal years ended March 31, 2024 and March 31, 2023 reflect transaction, integration and legal costs incurred associated with the Separation, certain strategic transactions, restructuring activities and legal matters. In the fiscal year ended March 31, 2023, these amounts include a benefit of $11.0 million for the settlement of a legal matter.
Interest Expense. Interest expense of $47.2 million in the fiscal year ended March 31, 2024 decreased $11.4 million from the fiscal year ended March 31, 2023 due primarily to lower interest expense on the 5.5% Senior Notes due to reductions in the amounts outstanding as discussed under Gain on Extinguishment of Debt below. The following table sets forth the components of interest expense for the fiscal years ended March 31, 2024 and March 31, 2023:

	Year Ended
	March 31,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Senior Notes	$39.8	$51.8
Other	4.2	2.9
	44.0	54.7
Amortization of financing costs and other non-cash interest	3.2	3.9
Total interest expense	$47.2	$58.6
In connection with the completion of the Separation, the Exchange Notes, with an aggregate outstanding principal of $389.9 million, became obligations of the LG Studios Business. The Company entered into new financing arrangements upon completion of the Separation. See Note 18, Subsequent Events, to our audited combined financial statements for further details.
Interest and Other Income. Interest and other income of $3.5 million for the fiscal year ended March 31, 2024 increased by $2.9 million compared to interest and other income of $0.6 million for the fiscal year ended March 31, 2023, due to interest received on net operating loss carryforwards and carryback claims in the fiscal year ended March 31, 2024.
Other Expense. Other expense of $7.5 million for the fiscal year ended March 31, 2024 increased by $0.8 million compared to other expense of $6.7 million for the fiscal year ended March 31, 2023, and represented the loss recorded related to our monetization of accounts receivable program. See Note 16, Additional Financial Information, to our audited combined financial statements for further details.

Gain on Extinguishment of Debt. Gain on extinguishment of debt of $21.2 million for the fiscal year ended March 31, 2024 was associated with the repurchase of $85.0 million principal amount of the 5.5% Senior Notes at a discount.
Gain on extinguishment of debt of $58.7 million for the fiscal year ended March 31, 2023 was associated with the repurchase of $200.0 million principal amount of the 5.5% Senior Notes at a discount. See Note 6, Debt, to our audited combined financial statements for further details.
Income Tax Benefit. We had an income tax benefit of $128.9 million in the fiscal year ended March 31, 2024, compared to an income tax benefit of $18.3 million in the fiscal year ended March 31, 2023. Our income tax benefit differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of goodwill and intangible asset impairments, state income taxes, and changes in the valuation allowance against our deferred tax assets. Our income tax provision for the fiscal years ended March 31, 2024 and March 31, 2023 were also impacted by charges for interest and the change in uncertain tax benefits due to the expiration of statutes of limitations and additional settlements with tax authorities.
Net Loss from Continuing Operations. Net loss from continuing operations for the fiscal year ended March 31, 2024 was $804.6 million. This compares to net loss from continuing operations for the fiscal year ended March 31, 2023 of $1,335.9 million.
Adjusted OIBDA and Non-GAAP Measures
See introduction to this section above under “Fiscal 2025 Compared to Fiscal 2024—Adjusted OIBDA and Non-GAAP Measures” for further information regarding the Company's Adjusted OIBDA disclosures and related non-GAAP measures.
The following table reconciles the GAAP measure, operating income, to the non-GAAP measure, Adjusted OIBDA, for the fiscal years ended March 31, 2024 and March 31, 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses combined results of operations.

	Year Ended
	March 31,
	2024	2023
	Actual	Actual

Operating income/(loss)	$(903.5)	$(1,348.2)
Depreciation and amortization	161.8	155.7
Restructuring and other	224.8	89.9
Goodwill impairment and intangible asset impairment	663.9	1,261.7
Share-based compensation expense(1)	23.2	25.7
Adjusted OIBDA	$170.2	$184.8
_______________________
(1)Share-based compensation expense for the fiscal year ended in March 31, 2024 includes $24.6 million in operating expenses but excludes $1.4 million, which is included in Restructuring and other expenses and is related to the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements. See Note 11, Share-Based Compensation, to our audited combined financial statements for further details.

The following table sets forth Adjusted OIBDA by segment:

	Year Ended			Year Ended
	March 31, 2024			March 31, 2023
	Starz Networks	International	Total	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$1,382.7	$9.7	$1,392.4	$1,413.1	$9.4	$1,422.5
Direct operating(1)	(678.8)	(11.1)	(689.9)	(705.4)	(9.0)	(714.4)
Distribution & marketing(2)	(420.0)	(2.8)	(422.8)	(418.5)	(4.2)	(422.7)
General and administrative(3)	(106.8)	(2.7)	(109.5)	(97.9)	(2.7)	(100.6)
Adjusted OIBDA	$177.1	$(6.9)	$170.2	$191.3	$(6.5)	$184.8
_______________________
(1)Direct operating expenses exclude $2.7 million in the fiscal year ended March 31, 2024 and $1.5 million in the fiscal year ended March 31, 2023 of share-based compensation expense.
(2)Distribution and marketing expenses exclude $0.8 million in the fiscal year ended March 31, 2024 and $0.8 million in the fiscal year ended March 31, 2023 of share-based compensation expense.
(3)General and administrative expenses exclude $19.7 million in the fiscal year ended March 31, 2024 and $23.4 million in the fiscal year ended March 31, 2023 of share-based compensation expense.
Liquidity and Capital Resources
Sources of Cash
Our liquidity and capital resources for the fiscal year ended March 31, 2025 were provided principally through cash generated from operations, our programming related obligations (as further discussed below), the monetization of trade accounts receivable, parent net investments and following the Studio Separation, the Intercompany Revolver and the Old Lionsgate Revolving Credit Facility (each defined below). As of March 31, 2025 and March 31, 2024 we had cash and cash equivalents of $17.8 million and $23.0 million, respectively.
However, as discussed above, prior to the Studio Separation, we operated within Old Lionsgate’s cash management structure, which used a centralized approach to cash management and financing of our operations. These arrangements are not reflective of the manner in which we would have financed our operations had we been an independent company during the periods presented.
In connection with the Separation, the Company entered into a new credit agreement which provides for a $300.0 million senior secured term loan and a $150.0 million senior secured revolving credit facility. New Lionsgate also assumed the Exchange Notes, as described below, and pursuant to the terms of the agreement the Company was released and discharged of such obligations.
Exchange Notes and Existing Notes
At March 31, 2025 and March 31, 2024, we had $715.0 million and $715.0 million, respectively, outstanding of 5.5% senior notes due 2029 (the “5.5% Senior Notes”).
As discussed in Note 6 to our audited combined financial statements, on May 8, 2024, Lions Gate Capital Holdings 1, Inc. ("LGCH1"), a Delaware corporation and an indirect, wholly-owned subsidiary of Old Lionsgate and a Starz company, issued $389.9 million aggregate principal amount of the 5.5% exchange notes due 2029 (the “Exchange Notes”). The Exchange Notes were exchanged for an equivalent amount of the 5.5% Senior Notes. The Exchange Notes initially bore interest at 5.5% annually and mature April 15, 2029, with the interest rate having increased to 6.0% and the maturity date having been extended to April 15, 2030 effective upon completion of the Separation. The Exchange Notes may be redeemed, in whole at any time, or in part from time to time, at certain specified redemption prices set forth in the indenture governing the Exchange Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
The Exchange Notes and 5.5% Senior Notes and related interest expense are reflected in the Company’s combined financial statements. As described above, upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate and are no longer reflected in the Company’s financial statements.
See Note 6, Debt, to our audited combined financial statements for a discussion of our corporate debt.

Old Lionsgate Revolving Credit Facility
Following the Studio Separation, $150.0 million of Old Lionsgate’s revolving credit facility, which provides for borrowings and letters of credit up to an aggregate of $1.25 billion, became available to the Company (the “Old Lionsgate Revolving Credit Facility”). At March 31, 2025, there were no amounts outstanding and, accordingly, there was $150.0 million under Old Lionsgate's revolving credit facility available to the Company. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Revolving Credit Facility, were repaid in full and all commitments thereunder were terminated.
See Note 6 to our audited combined financial statements for a discussion of the Old Lionsgate Revolving Credit Facility.
Intercompany Revolver
In connection with the Studio Separation, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned subsidiary of Lionsgate Studios (“LGAC International”), and LGCH1 (which was renamed Starz Capital Holdings 1, Inc. at Separation), entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. There was $81.6 million outstanding and due to LGCH1 at March 31, 2025. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Revolver were repaid in full and all commitments thereunder were terminated.
See Note 17, Related Party Transactions, to our audited combined financial statements for a discussion of our Intercompany Revolver.
Programming Related Obligations
We utilize our programming related obligations to fund certain of our film and television productions or licenses during production through the time the program airs on the STARZ app and STARZ branded linear networks. Our programming related obligations at March 31, 2025 include programming notes. Programming notes represent individual loans for the license of certain of our film and television programs. The Company had $90.7 million of programming notes outstanding at March 31, 2025 with repayment dates in April 2025. No amounts were outstanding at March 31, 2024.
See Note 7, Additional Financial Information, to our audited combined financial statements for a discussion of our programming related obligations.
Accounts Receivable Monetization
Our accounts receivable monetization program includes individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers.
See Note 16 to our audited combined financial statements for a discussion of our accounts receivable monetization program.
Uses of Cash
As a stand-alone company, our principal uses of cash include payments for licensing, acquisition, and production of our programming content, distribution and marketing expenditures and general and administrative expenses. We also use cash for debt service (i.e. principal and interest payments) requirements, capital expenditures, and acquisitions of or investment in businesses.
We may from time to time seek to retire or purchase or refinance our outstanding debt through cash purchases,in open market purchases, privately negotiated transactions, refinancings, or otherwise. Such repurchases or exchanges or refinancings, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such repurchases or exchanges could result in a gain or loss from the early extinguishment of debt. The amounts involved may be material.
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to acquire, and market our programming content, while revenue from our programming content are earned over an extended period of time after their acquisition.
Under the current restructuring plan and ongoing strategic content review, the net future cash outlay from continuing operations, for charges recorded through March 31, 2025 is estimated to range from approximately $43 million to $47 million for contractual commitments on content in territories exited and payments on the remaining amounts payable for content removed from our services, net of estimated recoveries. As we continue to evaluate the Company's current restructuring plan in relation to the current micro and macroeconomic environment and the Separation, including further strategic review of content performance and its strategy on a territory-by-territory basis, we may decide to expand our restructuring plan and exit additional territories or remove certain content off the Starz platforms in the future. We may incur additional content impairment and other restructuring charges beyond the estimates above.
However, we currently believe that cash flow from operations, cash on hand, borrowings under our $150 million senior secured revolving credit facility, monetization of trade accounts receivable and other financing obligations, and available production loans or programming notes will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next twelve months and beyond, including the funding of programming content including amounts under our originals licensing agreements, our agreements with New Lionsgate, programming output and library agreements, and future equity method or other investment funding requirements, if any. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, content spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investments in programming content in the short-term and long-term through our cash flow from operations, our programming notes, the monetization of trade accounts receivable, and other financing obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose assets and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
As discussed elsewhere, the debt reflected in our combined financial statements represents a portion of the historical amounts for the consolidated Old Lionsgate businesses (representing Starz and other Old Lionsgate businesses), as we are the primary borrower of such indebtedness. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" above, upon the completion of the Separation, the Exchange Notes became obligations of New Lionsgate and are no longer reflected in the Company's financial statements. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" above, the Company entered into a new credit agreement in conjunction with the Separation. Accordingly, our combined financial statements may not necessarily be indicative of liquidity and capital resource conditions that would have existed if we had operated as a separate, unaffiliated entity.

Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and programming related obligations. The following table sets forth our significant contractual and other obligations as of March 31, 2025 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2025 (on-balance sheet arrangements) (1)
5.5% Senior Notes	$715.0	$—	$715.0
Programming related obligations	90.9	90.7	—
Programming related payables	128.3	101.8	26.5
Operating lease obligations	55.5	9.8	45.6
	989.7	202.3	787.1
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Programming related obligations commitments(2)	333.1	190.7	142.4
Interest payments(3)	158.8	39.3	119.5
Other contractual obligations	73.9	44.7	29.2
Due to New Lionsgate	131.1	120.6	10.5
	696.9	395.3	301.6
Total future repayment of debt and other commitments under contractual obligations	$1,686.6	$597.6	$1,088.7
 ___________________
(1)See Note 6, Debt, to our audited combined financial statements for further information on our corporate debt and financing transactions following the completion of the Separation. See Note 7, Programming Related Obligations, to our audited combined financial statements for further information on programming related and other obligations. See Note 8, Leases, to our audited combined financial statements for further information on leases.
(2)Programming related obligations commitments include distribution and marketing commitments and program rights commitments not reflected on our combined balance sheets as they did not then meet the criteria for recognition. See Note 15, Commitments and Contingencies, to our audited combined financial statements for further information.
(3)Includes cash interest payments on our corporate debt and programming related obligations. Cash interest payments on our programming related obligations are based on the applicable SOFR interest rates as of March 31, 2025.
We have an exclusive multiyear output licensing agreement with New Lionsgate for Lionsgate label titles theatrically released in the U.S. starting January 1, 2022, and for Summit label titles theatrically released in the U.S. starting January 1, 2023. We also have an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides us with rights to exhibit these films immediately following their pay-one windows. The programming fees to be paid by us under these arrangements are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.
We also have certain run-of-series licensing commitments. Such commitments would obligate us to license a future series of programming once the series is approved for production. We are unable to estimate the amounts to be paid under these commitments, however, such amounts may be significant.
For additional details of commitments and contingencies, see Note 15, Commitments and Contingencies, to our audited combined financial statements.

Remaining Performance Obligations and Backlog
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 10 to our audited combined financial statements, remaining performance obligations were $39.4 million as of March 31, 2025 ($28.5 million as of March 31, 2024).
Discussion of Operating, Investing, Financing Cash Flows
Fiscal 2025 Compared to Fiscal 2024 and Fiscal 2024 Compared to Fiscal 2023
Cash and cash equivalents decreased by $19.2 million for the fiscal year ended March 31, 2025, decreased by $24.6 million for the fiscal year ended March 31, 2024 and decreased by $52.7 million for the fiscal year ended March 31, 2023. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities attributable to continuing operations for the fiscal years ended March 31, 2025, 2024 and 2023 were as follows:

	Year Ended
	March 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	Net Change	Net Change
	(Amounts in millions)
Net Cash Flows Provided by (Used In) Operating Activities - Continuing Operations	$(39.4)	$5.9	$(184.2)	$(45.3)	$190.1
The increase in cash used in operating activities from continuing operations in the fiscal year ended March 31, 2025, compared to the fiscal year ended March 31, 2024 is primarily due to higher cash used in operating assets and liabilities of $13.4 million. The higher cash used in changes in operating assets and liabilities was primarily due to higher cash used in continuing operations for programming content, partially offset by an increase in programming related payables - see table below for net programming content spend. This increase was partially offset by a source of cash related to timing of receipts and payments of accounts receivable and accounts payable and accrued liabilities.
The decrease in cash used in operating activities from continuing operations in the fiscal year ended March 31, 2024, compared to the fiscal year ended March 31, 2023 is primarily due to lower cash used in operating assets and liabilities of $144.9 million. The lower cash used in changes in operating assets and liabilities was primarily driven by a decrease in cash used in continuing operations for programming content and an increase in programming related payables - see table below for net programming content spend. This decrease was partially offset by a use of cash related to timing of receipts and payments of accounts receivable and accounts payable and accrued liabilities.

The table below details the cash used in operating activities for programming content spend, which is included in the Programming content, Programming related payables, due to LG Studios Business and Net Cash Flows Used in Operating Activities - Discontinued Operations line items in the combined statements of cash flows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Starz Networks	$(747.4)	$(698.1)	$(925.8)
International	(4.0)	(5.3)	(9.7)
Remaining shutdown operations(1)	(29.4)	—	—
Continuing operations	(780.8)	(703.4)	(935.5)
Discontinued operations	(10.4)	(284.2)	(223.0)
Cash used in operating activities for programming spend	$(791.2)	$(987.6)	$(1,158.5)
___________________
(1)     The fiscal year ended March 31, 2025 includes $29.4 million of cash used in operating activities for programming content paid subsequent to the final shut down of the LIONSGATE+ business in May 2024, which is included in continuing operations within the combined statements of cash flow.
Investing Activities. Cash flows used in investing activities attributable to continuing operations for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023 were as follows:

	Year Ended
	March 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	Net Change	Net Change
	(Amounts in millions)
Net increase in loan receivable	$(81.6)	$—	$—	$(81.6)	$—
Capital expenditures	(17.6)	(20.4)	(34.3)	2.8	13.9
Net Cash Flows Used in Investing Activities - Continuing Operations	$(99.2)	$(20.4)	$(34.3)	$(78.8)	$13.9
Cash flows used in investing activities attributable to continuing operations for the fiscal year ended March 31, 2025 primarily reflects cash provided to the LG Studios Business through the Intercompany Revolver and cash used for capital expenditures. Cash flows used in investing activities attributable to continuing operations for the fiscal years ended March 31, 2024 and March 31, 2023 primarily reflect capital expenditures.

Financing Activities. Cash flows provided by (used in) financing activities attributable to continuing operations for the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023 were as follows:

	Year Ended
	March 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	Net Change	Net Change
	(Amounts in millions)
Debt - borrowings, net of debt issuance and redemption costs	$412.1	$—	$—	$412.1	$—
Debt - repayments and repurchases	(452.0)	(61.4)	(135.0)	(390.6)	73.6
Net repayments and repurchases of debt	(39.9)	(61.4)	(135.0)	21.5	73.6

Programming notes - borrowings	310.4	189.7	103.9	120.7	85.8
Programming notes - repayments	(219.8)	(272.5)	(116.5)	52.7	(156.0)
Net proceeds from programming related obligations	90.6	(82.8)	(12.6)	173.4	(70.2)

Parent net investment	72.5	129.5	347.7	(57.0)	(218.2)
Net Cash Flows Provided by (Used in) Financing Activities- Continuing Operations	$123.2	$(14.7)	$200.1	$137.9	$(214.8)
Cash flows provided by financing activities attributable to continuing operations for the fiscal year ended March 31, 2025 primarily reflects net programming notes' borrowings of $90.6 million, and parent net investment of $72.5 million, partially offset by net debt repayments and repurchases of $39.9 million. Cash flows provided by parent net investment for the fiscal year ended March 31, 2025 consists of cash pooling and general financing activities partially offset by cash received from parent for the licensing of content.
Net debt repayments in fiscal 2025 reflects the net borrowings under Old Lionsgate’s Revolving Credit Facility.
Cash flows used in financing activities attributable to continuing operations for the fiscal year ended March 31, 2024 primarily reflects net debt repurchases and repayments of $61.4 million (discussed in more detail below), and net program notes' borrowings of $82.8 million, partially offset by parent net investment of $129.5 million. Cash flows provided by parent net investment for the fiscal year ended March 31, 2024 consists of cash pooling and general financing activities partially offset by cash received from parent for the licensing of content.
Net debt repurchases and repayments of $61.4 million for the fiscal year ended March 31, 2024 included cash paid of $61.4 million for the repurchase of $85.0 million principal amount of the 5.5% Senior Notes.
Cash flows provided by financing activities attributable to continuing operations for the fiscal year ended March 31, 2023 primarily reflects net debt repayments and repurchases of $135.0 million, offset by parent net investment of $347.7 million. Net debt repurchases and repayments of $135.0 million for the fiscal year ended March 31, 2023 included the repurchase of $200.0 million principal amount of the 5.5% Senior Notes for $135.0 million. Cash flows provided by parent net investment for the fiscal year ended March 31, 2023 consists of net cash transfers from the parent to fund operations, including the licensing of content from the parent.
Discontinued Operations. Net cash provided by (used in) discontinued operations in the fiscal years ended March 31, 2025, March 31, 2024 and March 31, 2023 of $(3.8) million, $4.6 million, and $(34.3) million, respectively, relates to the restructuring of the international LIONSGATE+ business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency and Interest Rate Risk Management
Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. Our exposure to foreign currency exchange risk is related to transactions in currencies other than the U.S. Dollar. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will be used in the future to manage our interest rate exposure. We only enter financial derivative contracts- to hedge a specific financial risk.
Currency Rate Risk. We may enter into forward foreign exchange contracts to hedge our foreign currency exposures on future programming production costs denominated in various foreign currencies. These contracts are entered into with major financial institutions as counterparties. As of March 31, 2025 and 2024, the Starz Business did not hold foreign exchange contracts. Were we to hold such contracts, we would be exposed to credit loss in the event of nonperformance by the counterparty, which is limited to the cost of replacing the contracts, at current market rates. We do not require collateral or other security to support these contracts.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our credit facilities, are expected to be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease.
Our variable interest rate programming notes incur SOFR-based interest at a weighted average rate of approximately 6.51%. A quarter point increase in the interest rates on the outstanding principal amount of these notes at March 31, 2025 would result in $0.2 million increase in our annual net interest expense.
At March 31, 2025, our 5.5% Senior Notes had an outstanding carrying value of $699.9 million, and an estimated fair value of $623.7 million. A 1% increase in the level of interest rates would decrease the fair value of the 5.5% Senior Notes by approximately $21.2 million, and a 1% decrease in the level of interest rates would increase the fair value of the 5.5% Senior Notes by approximately $22.3 million.
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2025:

		Year Ended March 31,						Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total	March 31, 2025
			(Amounts in millions)
Variable Rates:
Programming notes	$90.7	$—	$—	$—	$—	$—	$90.7	$90.7
Average Interest Rate	6.51%	—	—	—	—	—
Fixed Rates:
5.5% Senior Notes	—	—	—	—	715.0	—	715.0	623.7
Average Interest Rate	—	—	—	—	5.5%	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-2 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
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
As of March 31, 2025, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2025.
Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be provided for the year ended March 31, 2025 upon filing our Annual Report on Form 10-K/A with the SEC, which we expect to file by July 29, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be provided for the year ended March 31, 2025 upon filing our Annual Report on Form 10-K/A with the SEC, which we expect to file by July 29, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be provided for the year ended March 31, 2025 upon filing our Annual Report on Form 10-K/A with the SEC, which we expect to file by July 29, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be provided for the year ended March 31, 2025 upon filing our Annual Report on Form 10-K/A with the SEC, which we expect to file by July 29, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be provided for the year ended March 31, 2025 upon filing our Annual Report on Form 10-K/A with the SEC, which we expect to file by July 29, 2025.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following exhibits documents are filed as part of this report.
(1)    Financial Statements
The financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.
(2)     Financial Statement Schedules
Financial Statement Schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.
(3)    and (b) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.
Item 15(b).
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date / Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC (incorporated by reference to Exhibit 2.1 to the Registration Statement).	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC (incorporated by reference to Exhibit 2.2 to the Registration Statement).	8-K	2.2	May 7, 2025
3.1	Articles of Starz Entertainment Corp.	8-K	3.1	May 7, 2025
3.2	Notice of Articles of Starz Entertainment Corp.	8-K	3.2	May 7, 2025
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of June 29, 2021.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of October 31, 2021.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of March 15, 2022.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of July 21, 2022.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of January 12, 2023.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of June 21, 2023.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8	Supplemental Indenture No. 8, dated as of March 29, 2024.	8-K	4.1.8	May 7, 2025
4.1.9	Supplemental Indenture No. 9, dated as of April 23, 2024.	8-K	4.1.9	May 7, 2025
4.1.10	Supplemental Indenture No. 10, dated as of May 8, 2024.	8-K	4.1.10	May 7, 2025
4.1.11	Supplemental Indenture No. 11, dated as of May 13, 2024.	8-K	4.1.11	May 7, 2025
4.1.12	Supplemental Indenture No. 12, dated as of September 25, 2024.	8-K	4.1.12	May 7, 2025
4.1.13	Supplemental Indenture No. 13, dated as of December 31, 2024.	8-K	4.1.13	May 7, 2025
4.1.14	Supplemental Indenture No. 14, dated as of February 3, 2025.	8-K	4.1.14	May 7, 2025
4.1.15	Supplemental Indenture No. 15, dated as of February 3, 2025.	8-K	4.1.15	May 7, 2025
4.1.16	Supplemental Indenture No. 16, dated as of April 3, 2025.	8-K	4.1.16	May 7, 2025
4.2x	Description of Capital Stock
10.1	Separation Agreement, dated as of May 6, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	10.1	May 7, 2025
10.2	Transition Services Agreement, dated as of May 6, 2025, by and between Starz Entertainment, LLC and Lions Gate Entertainment, Inc.	8-K	10.2	May 7, 2025

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.

10.3	Employee Matters Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., Lionsgate Studios Corp., LG Sirius Holdings ULC and Lions Gate Entertainment Corp.	8-K	10.3	May 7, 2025
10.4	Tax Matters Agreement by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp. (incorporated by reference to Exhibit 10.1 to the Registration Statement).	8-K	10.4	May 7, 2025
10.5	Amendment to Tax Matters Agreement, dated as of May 6, 2025, by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp.	8-K	10.5	May 7, 2025
10.6	Form of Sponsor Option Agreement by and among Screaming Eagle Acquisition Corp, Eagle Equity Partners V, LLC and SEAC II Corp. (incorporated by reference to Exhibit 10.32 to the Registration Statement).	8-K	10.6	May 7, 2025
10.7	Amendment to Sponsor Option Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp. and Eagle Equity Partners V, LLC.	8-K	10.7	May 7, 2025
10.9	Voting Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp., Lionsgate Studios Corp., Liberty Global Ventures Limited, Discovery Lightning Investments LTD., MHR Fund Management, LLC, Liberty Global LTD., Warner Bros. Discovery, Inc. and Mammoth Funds (as defined therein).	8-K	10.9	May 7, 2025
10.1	Registration Rights Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp. and the MHR Group (as defined therein).	8-K	10.1	May 7, 2025
10.11	Registration Rights Agreement, dated as of May 6, 2025, by and between Starz Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.11	May 7, 2025
10.12	Registration Rights Agreement, dated as of May 6, 2025, by and between Starz Entertainment Corp. and Liberty Global Incorporated Limited.	8-K	10.12	May 7, 2025
10.13	Investor Rights Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp., MHR Fund Management, LLC, Liberty Global Ventures Limited, Discovery Lightning Investments LTD., Liberty Global LTD., Warner Bros Discovery, Inc. and Mammoth Funds.	8-K	10.13	May 7, 2025
10.14	Credit and Guarantee Agreement, dated as of May 6, 2025, among Starz Capital Holdings LLC, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.14	May 7, 2025
10.15*	Employment Agreement between Lions Gate Entertainment Corp. and Jeffrey Hirsch, dated as of August 1, 2019.	S-4/A	10.14	January 27, 2025
10.16*	Amendment No. 1 to Employment Agreement between Lions Gate Entertainment Corp. and Jeffrey Hirsch, dated as of July 31, 2023.	S-4/A	10.15	January 27, 2025
10.17*	Amendment No. 2 to Employment Agreement between Jeffrey A. Hirsch and Starz Entertainment LLC, dated as of July 31, 2024 (incorporated by reference to Exhibit 10.16 to the Registration Statement).	8-K	10.15	May 7, 2025
10.18*	Employment Agreement between Alison Hoffman and Starz Entertainment, LLC, dated as of September 5, 2024 (incorporated by reference to Exhibit 10.17 to the Registration Statement).	8-K	10.16	May 7, 2025
10.19*	Amendment No. 1 to Employment Agreement between Alison Hoffman and Starz Entertainment, LLC, dated as of March 15, 2023 (incorporated by reference to Exhibit 10.18 to the Registration Statement).	8-K	10.17	May 7, 2025
10.20*	Amendment No. 2 to Employment Agreement between Alison Hoffman and Starz Entertainment, LLC, dated as of August 23, 2024 (incorporated by reference to Exhibit 10.19 to the Registration Statement).	8-K	10.18	May 7, 2025
10.21*	Starz Severance Agreement between Scott D. Macdonald and Starz Entertainment, LLC, dated as of April 1, 2014 (incorporated by reference to Exhibit 10.20 to the Registration Statement).	8-K	10.19	May 7, 2025
10.22*	Starz Severance Agreement between Jason Wyrick and Starz Entertainment, LLC, dated as of April 1, 2016 (incorporated by reference to Exhibit 10.21 to the Registration Statement).	8-K	10.2	May 7, 2025
10.23*	Starz Severance Agreement between Audrey Lee and Starz Entertainment, LLC, dated as of June 1, 2022 (incorporated by reference to Exhibit 10.22 to the Registration Statement).	8-K	10.21	May 7, 2025
10.24*	Form of Starz Entertainment Corp. 2025 Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement).	8-K	10.22	May 7, 2025
10.25*	Starz LLC Deferred Compensation Plan, restated effective September 1, 2007 (incorporated by reference to Exhibit 10.8 to the Registration Statement).	8-K	10.23	May 7, 2025
10.26	Credit and Guarantee Agreement, dated as of May 6, 2025, among Starz Capital Holdings LLC, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.14	May 8, 2025
10.27x*	Director Compensation Summary
10.28x	Amended and Restated Advisory Services Agreement as of May 6, 2025 between Michael Burns and Starz Entertainment Corp.
19.1x	Insider Trading Policy

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.

21.1x	Subsidiaries of the Company
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (contained on signature page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97x	Policy Regarding the Recoupment of Certain Compensation Payments
101x	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104x	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 (formatted as Inline XBRL and contained in Exhibit 101).
*     Management contract or compensatory plan or arrangement.
x     Filed herewith
xx     Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 2025.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer
DATE: June 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jeffrey Hirsch, Audrey Lee, and Scott Macdonald, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 26, 2025
/s/ SCOTT MACDONALD
Scott Macdonald

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.

Signature	Title	Date

/s/ MICHAEL BURNS	Director	June 26, 2025
Michael Burns

/s/ MIGNON CLYBURN	Director	June 26, 2025
Mignon Clyburn

/s/ EMILY FINE	Director	June 26, 2025
Emily Fine

/s/ LISA GERSH	Director	June 26, 2025
Lisa Gersh

/s/ JEFFREY A. HIRSCH	Chief Executive Officer (Principal Executive Officer) and Director	June 26, 2025
Jeffrey A. Hirsch

/s/ BRUCE MANN	Director	June 26, 2025
Bruce Mann

/s/ MARK H. RACHESKY, M.D.	Director	June 26, 2025
Mark H. Rachesky, M.D.

/s/ JOSHUA W. SAPAN	Director	June 26, 2025
Joshua W. Sapan

/s/ HARDWICK SIMMONS	Director	June 26, 2025
Hardwick Simmons

/s/ HARRY E. SLOAN	Director	June 26, 2025
Harry E. Sloan

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Starz Entertainment Corp.
Opinion on the Financial Statements
We have audited the accompanying combined balance sheets of the Starz Business of Lions Gate Entertainment Corp. (the Company) as of March 31, 2025 and 2024, the related combined statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Amortization of customer relationship intangible asset
Description of the Matter . . . . . . . . . . . .	As disclosed in Note 1 to the combined financial statements, the Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset. As disclosed in Note 5 to the combined financial statements, the Company recorded amortization expense of $142.1 million during the year ended March 31, 2025, related to the customer relationship intangible assets, resulting in a remaining carrying value of $748.0 million at March 31, 2025.

Auditing the amortization of the Starz Traditional Affiliate customer relationship is complex and requires significant judgment due to the estimation required in determining the future revenue over the remaining estimated useful life, which is affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit . . . . . . . . . . . . . . . . . . . . . . . . . .
To test the amortization of the Starz Traditional Affiliate customer relationship intangible asset, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used by the Company in its analysis, testing the estimated future revenue over the remaining useful life discussed above, and recalculating the amount of amortization expense. We compared the estimated future revenue over the remaining useful life used by management to historical financial performance, current industry and economic trends, and other relevant factors. We assessed the historical accuracy of management’s forecasts and performed a sensitivity analysis of the estimated future revenue to evaluate the changes in the amortization that would result from changes in this assumption.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.

Denver, Colorado

June 26, 2025

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
COMBINED BALANCE SHEETS

	March 31, 2025	March 31, 2024
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$17.8	$23.0
Accounts receivable, net	52.7	52.9
Due from LG Studios Business (Note 17)	81.6	—
Other current assets	18.4	18.1
Assets of discontinued operations - current	—	32.8
Total current assets	170.5	126.8
Programming content, net	1,096.3	942.9
Property and equipment, net	48.6	51.1
Intangible assets, net	816.0	966.1
Other assets	41.8	48.0
Assets of discontinued operations - noncurrent	—	4.2
Total assets	$2,173.2	$2,139.1
LIABILITIES
Accounts payable	$64.5	$80.3
Programming related payables	101.8	91.5
Other accrued liabilities	64.5	65.8
Residuals	29.5	24.6
Programming related obligations	90.7	—
Deferred revenue	39.4	28.5
Due to LG Studios Business (Note 17)	232.1	51.5
Liabilities of discontinued operations - current	—	66.2
Total current liabilities	622.5	408.4
Debt	699.9	696.6
Other liabilities	75.9	79.9
Deferred tax liabilities	8.5	11.0
Liabilities of discontinued operations - noncurrent	—	24.0
Total liabilities	1,406.8	1,219.9

Commitments and contingencies (Note 15)

EQUITY
Parent net investment	747.2	900.0
Accumulated other comprehensive income	19.2	19.2
Total equity	766.4	919.2
Total liabilities and equity	$2,173.2	$2,139.1
See accompanying notes.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
COMBINED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Revenue	$1,369.6	$1,392.4	$1,422.5
Expenses:
Direct operating	702.0	692.6	715.9
Distribution and marketing	381.8	423.6	423.5
General and administration	101.8	129.2	124.0
Depreciation and amortization	170.3	161.8	155.7
Restructuring and other	184.1	224.8	89.9
Goodwill and intangible asset impairment	—	663.9	1,261.7
Total expenses	1,540.0	2,295.9	2,770.7
Operating loss	(170.4)	(903.5)	(1,348.2)
Interest expense	(45.6)	(47.2)	(58.6)
Interest and other income	4.9	3.5	0.6
Other expense	(7.2)	(7.5)	(6.7)
Gain (loss) on extinguishment of debt	(5.6)	21.2	58.7
Loss from continuing operations before income taxes	(223.9)	(933.5)	(1,354.2)
Income tax benefit	8.6	128.9	18.3
Net loss from continuing operations	$(215.3)	$(804.6)	$(1,335.9)
Net income (loss) from discontinued operations, net of income taxes	4.1	(110.6)	(535.1)
Net loss	$(211.2)	$(915.2)	$(1,871.0)
See accompanying notes.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
COMBINED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Net loss from continuing operations	$(215.3)	$(804.6)	$(1,335.9)
Comprehensive loss from continuing operations, net of tax	$(215.3)	$(804.6)	$(1,335.9)
Net income (loss) from discontinued operations	4.1	(110.6)	(535.1)
Comprehensive loss	$(211.2)	$(915.2)	$(1,871.0)
See accompanying notes.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
COMBINED STATEMENTS OF EQUITY

	Parent Net Investment	Accumulated Other Comprehensive Income	Total Equity

	(Amounts in millions)
Balance at March 31, 2022	$2,779.2	$19.2	$2,798.4
Net loss	(1,871.0)	—	(1,871.0)
Net transfers from Parent	604.4	—	604.4
Balance at March 31, 2023	$1,512.6	$19.2	$1,531.8
Net loss	(915.2)	—	(915.2)
Net transfers from Parent	302.6	—	302.6
Balance at March 31, 2024	$900.0	$19.2	$919.2
Net loss	(211.2)	—	(211.2)
Net transfers from Parent	58.4	—	58.4
Balance at March 31, 2025	$747.2	$19.2	$766.4
See accompanying notes.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
COMBINED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Operating Activities:
Net loss	$(211.2)	$(915.2)	$(1,871.0)
Less: Net income (loss) from discontinued operations, net of tax	4.1	(110.6)	(535.1)
Net loss from continuing operations, net of tax	(215.3)	(804.6)	(1,335.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	170.3	161.8	155.7
Amortization of programming content	638.8	626.5	645.0
Amortization of debt financing costs and other non-cash interest	3.7	3.2	3.9
Non-cash share-based compensation	18.0	24.6	25.7
Other amortization	7.4	7.5	9.2
Goodwill and intangible assets impairment	—	663.9	1,261.7
Content impairments	156.4	213.1	87.6
(Gain) loss on extinguishment of debt	5.6	(21.2)	(58.7)
Deferred income taxes	(2.5)	(60.5)	(25.1)
Changes in operating assets and liabilities:
Accounts receivable, net	3.7	(34.9)	(2.7)
Programming content(1)	(945.2)	(747.5)	(915.5)
Other assets	(3.7)	(1.4)	(6.2)
Accounts payable and accrued liabilities	(38.2)	(79.6)	(12.9)
Residuals	(1.6)	2.2	7.0
Programming related payables	(46.2)	32.3	(37.6)
Deferred revenue	10.9	5.9	0.1
Due to LG Studios Business	198.5	14.6	14.5
Net Cash Flows Provided By (Used In) Operating Activities - Continuing Operations	(39.4)	5.9	(184.2)
Net Cash Flows Used In Operating Activities - Discontinued Operations	(6.6)	(137.7)	(254.1)
Net Cash Flows Used In Operating Activities	(46.0)	(131.8)	(438.3)
Investing Activities:
Increase in the LG Studios Business loan receivable	(564.8)	—	—
Decrease in the LG Studios Business loan receivable	483.2	—	—
Capital expenditures	(17.6)	(20.4)	(34.3)
Net Cash Flows Used In Investing Activities - Continuing Operations	(99.2)	(20.4)	(34.3)
Net Cash Flows Used In Investing Activities - Discontinued Operations	—	(4.4)	(8.2)
Net Cash Flows Used In Investing Activities	(99.2)	(24.8)	(42.5)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	412.1	—	—
Debt - repurchases and repayments	(452.0)	(61.4)	(135.0)
Programming related obligations - borrowings	310.4	189.7	103.9
Programming related obligations - repayments	(219.8)	(272.5)	(116.5)
Parent net investment	72.5	129.5	347.7
Net Cash Flows Provided By (Used In) Financing Activities - Continuing Operations	123.2	(14.7)	200.1
Net Cash Flows Provided By Financing Activities - Discontinued Operations	2.8	146.7	228.0
Net Cash Flows Provided By Financing Activities	126.0	132.0	428.1
Net Change In Cash and Cash Equivalents	(19.2)	(24.6)	(52.7)
Cash and Cash Equivalents - Beginning of Period	37.0	61.6	114.3
Cash and Cash Equivalents - End of Period	$17.8	$37.0	$61.6
__________________________________
(1)Programming content payments for the fiscal years ended March 31, 2025 and 2024, and 2023 includes $624.7 million, $494.0 million and $638.6 million, respectively, from the licensing of program rights from the LG Studios Business (see Note 17).
See accompanying notes.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business
Prior to the Separation, as further discussed below, the Starz Business substantially consisted of Old Lionsgate’s Media Networks segment consisting of (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct to- consumer basis through the Starz App and through wholesale U.S. and Canada OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”), and (ii) International, which consists of the OTT distribution of subscription video services outside the U.S. and Canada.
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by the arrangement agreement dated as of January 29, 2025, as amended by an agreement, dated as of March 12, 2025 (as amended, the "Arrangement Agreement"), completed the separation of the businesses (the “LG Studios Business”) of Lionsgate Studios Corp. (“Legacy Lionsgate Studios”), from the Starz Business (the “Separation”). As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders. See Note 18, Subsequent Events, to our audited combined financial statements for further details.
Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the Studios Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with New Lionsgate following the completion of the Starz Separation, New Lionsgate (which holds the LG Studios Business) is considered the accounting spinnor or divesting entity and Starz (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate will be the accounting predecessor to New Lionsgate and the Starz Business's historical financial information has been prepared on a carve-out basis and are derived from Old Lionsgate’s consolidated financial statements and accounting records. These combined financial statements reflect the Company's combined historical financial position, results of operations and cash flows as they were historically managed in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had the Company operated as an independent, publicly traded company during the periods presented.
In the fiscal year ended March 31, 2023, Old Lionsgate began a plan to restructure its international LIONSGATE+ business, which included the OTT distribution of the LIONSGATE+ branded premium subscription video services outside the U.S. and Canada. During the fiscal years ended March 31, 2025 and March 31, 2024, , Old Lionsgate continued executing the restructuring plan, which included exiting all international territories except Canada (included in the Starz Networks segment) and India (included in the International segment), which was completed in May 2024. The historical results of operations of international territories shut down are presented as discontinued operations in the combined financial statements for all periods presented. See Note 2, Discontinued Operations, to our audited combined financial statements for further details.
Segments: As of March 31, 2025, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes its Canadian operations. The continuing operations outside the U.S. and Canada, which primarily consists of our operations in India, is reported as International.
Basis of Presentation
Prior to the Separation, the Starz Business historically operated as part of Old Lionsgate and not as a standalone company. The Company’s combined financial statements, representing the historical assets, liabilities, operations and cash flows of the Starz Business, have been derived from the separate historical accounting records maintained by Old Lionsgate, and are presented on a carve-out basis as historically managed within Old Lionsgate through the use of a management approach in identifying the Starz Business's operations. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.
All revenue and costs, as well as assets and liabilities directly associated with the business activity of the Company are included in the accompanying combined financial statements. Revenue and costs associated with the Starz Business are

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

specifically identifiable in the accounting records maintained by Old Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Media Networks segment of Old Lionsgate. In addition, these costs include an allocation of corporate general and administrative expense (inclusive of share-based compensation) which has been allocated to the Company as further discussed below. The costs relating to the Company are generally specifically identifiable as costs of the Starz Business in the accounting records of Old Lionsgate and are included in the accompanying combined financial statements.
In May 2024, the Starz Business entered into an intercompany revolving credit facility with Lionsgate Studios Corp. which was used to settle intercompany transactions prior to Separation. See Note 18, Subsequent Events, to our audited combined financial statements for further details.
In May 2024, Old Lionsgate consummated a series of transactions, by which the LG Studios Business became a separate publicly traded company, Legacy Lionsgate Studios (the “Studio Separation”). The LG Studios Business is substantially reflective of Old Lionsgate's Motion Pictures and Television Production segments together with a substantial portion of Old Lionsgate’s corporate general and administrative costs.
Prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Starz Business was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Starz Business or to the LG Studios Business to fund operating activities when needed. Cash and cash equivalents of the Company are reflected in the combined balance sheets. Payables to and receivables from Old Lionsgate, primarily related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the LG Studios Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Starz Business and the remainder of Old Lionsgate were accounted for as parent net investment. See Note 17, Related Party Transactions, to our audited combined financial statements for further details.
Management believes the assumptions underlying our combined financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate to us are reasonable. However, the allocations may not include all of the actual expenses that would have been incurred by us and may not reflect its combined results of operations, financial position and cash flows had we been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had we been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had we been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions we might have performed directly or outsourced and strategic decisions we might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. See Note 17, Related Party Transactions, to the audited combined financial statements for further details of the allocations included in our audited combined financial statements.
The issuer of the Old Lionsgate's 5.5% senior notes due April 15, 2029 (the “5.5% Senior Notes”) was Starz Capital Holdings, LLC (previously known as Lions Gate Capital Holdings LLC), a Starz entity. The 5.5% Senior Notes were generally used as a method of financing Old Lionsgate's operations in totality and were not specifically identifiable to the LG Studios Business or the Starz Business. It is not practical to determine what the capital structure would have been historically for the Starz Business or the LG Studios Business prior to the Studio Separation as standalone companies; however, the 5.5% Senior Notes were issued by a subsidiary of Starz and are representative of the overall debt levels, that were expected for the Company following the completion of the Separation. In May 2024, the Starz Business issued $389.9 million aggregate principal amount of new 5.5% exchange notes due 2029 (the “Exchange Notes”) in exchange for $389.9 million of the existing 5.5% Senior Notes (the "Exchange Transaction"). As a result of the Exchange Transaction, the principal amount of the 5.5% Senior Notes outstanding was reduced to $325.1 million and total aggregate debt outstanding was $715.0 million. See Note 6, Debt, and Note 7, Programming Relation Obligations, to our audited combined financial statements for further details. Upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate and are reflected in New Lionsgate’s financial statements. The remaining 5.5% Senior Notes remained with the Company upon completion of the Separation. A portion of Old Lionsgate's corporate debt, (the revolving credit facility, term loan A and term loan B, together referred to as the “Old Lionsgate Senior Credit Facilities”) has been assumed by the LG Studios Business under an intercompany note and accordingly, the Old Lionsgate Senior Credit Facilities and related interest expense are not reflected in the Company’s combined financial statements. See Note 6, Debt, and Note 7, Programming Relation Obligations, to our audited combined financial statements for further details.
In connection with the Separation, the Company entered into a new credit agreement (the "Credit Agreement") which provides for a $300.0 million senior secured term loan credit facility and a $150.0 million senior secured revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Capital Resources” for discussion of Separation-related financing transactions. See Note 6, Debt, and Note 18, Subsequent Events, to our audited combined financial statements for further details.
Additional indebtedness directly related to the Starz Business, including programming notes, are reflected in the Starz Business combined financial statements. See Note 6, Debt, and Note 18, Subsequent Events, to our audited combined financial statements for further details.
Old Lionsgate’s corporate general and administrative functions and costs, which were retained within the New Lionsgate, have historically been provided to both the Starz Business and the LG Studios Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense. Accordingly, the combined financial statements of the Starz Business, include allocations of certain general and administrative expenses (inclusive of share-based compensation) from Old Lionsgate related to these corporate and shared service functions historically provided by Old Lionsgate. In connection with the Studio Separation, during the fiscal year ended March 31, 2025, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement facilitates the allocation to the LG Studios Business of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million charged annually to the Starz Business. The $10.0 million charge of Old Lionsgate’s corporate general and administrative expenses to the Starz Business pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses expended and reflective of the level of effort and costs incurred related to management oversight and services provided for the Company following the Separation. Prior to the Separation, these expenses were allocated to the Starz Business on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.
Old Lionsgate also paid certain expenses on behalf of the Starz Business prior to the Separation such as certain rent expense, employee benefits, insurance and other administrative operating costs which are reflected in the accompanying combined financial statements. The Starz Business also paid certain expenses on behalf of Old Lionsgate such as legal expenses, software development costs and severance. The settlement of reimbursable expenses between the Starz Business and the LG Studios Business have been accounted for as parent net investment. See Note 17, Related Party Transactions, of our audited combined financial statements for further detail of parent net investment included in these combined financial statements.
Generally Accepted Accounting Principles
These combined financial statements have been prepared in accordance with U.S. GAAP.
Principles of Consolidation
The accompanying combined financial statements of the Starz Business have been derived from the consolidated financial statements and accounting records of Old Lionsgate and reflect certain allocations from Old Lionsgate as further discussed above.
All significant intercompany balances and transactions within the Starz Business have been eliminated in these combined financial statements. Unless otherwise indicated, amounts provided in these notes to the combined financial statements pertain to continuing operations only. See Note 2, Discontinued Operations, to our audited combined financial statements for information on discontinued operations).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the combined financial statements relate to the Starz Traditional Affiliate customer relationship intangible asset which is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset; estimates of future viewership used for the amortization of licensed program rights; the allocation of costs to the Starz Business for certain corporate and shared service functions in preparing the combined financial statements on a carve-out basis; income taxes including the assessment of valuation allowances for deferred tax assets; impairment assessments for licensed program rights, goodwill and intangible assets. Actual results could differ from such estimates.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies
Revenue Recognition
The Starz Business generates revenue from the distribution of branded premium subscription video services through OTT streaming platforms and distributors, on a direct-to-consumer basis through the Starz App and through MVPDs, including cable operators, satellite television providers and telecommunications companies.
Revenue does not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. The Starz Business is the principal in its relationships with subscribers through its Starz App and certain retail distributors of the Starz App as the Starz Business retains control over providing the service to the subscriber. The Starz Business is the principal within its relationship with its OTT streaming platforms and other distribution partners where the distributors provide the service to the subscribers.
Pursuant to the Starz Business’s distribution agreements, revenue is primarily generated from fees from subscribers who receive the Starz Business's services or based on other factors (variable fee arrangements), or to a lesser extent, may be based on a monthly fixed fee or minimum guarantee, subject to nominal annual escalations.
The variable distribution fee arrangements represent sales or usage-based royalties, which are recognized over the period of such sales or usage by the Starz Business's distributor, which is the same period that the content is provided to the distributor. Estimates of revenue generated, but not yet reported to the Starz Business by its distribution partners, are made based on an estimated number of subscribers using historical trends and recent reporting. The estimate of revenue generated but not yet reported to us by distribution partners requires judgement and is sensitive to changes in underlying assumptions. The Company regularly evaluates such assumptions and historically, such estimates have been materially in line with revenue amounts when reported.
Other fixed fee or minimum guarantee programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. Subscribers through the Starz App are billed in advance of the start of their monthly or multi-month membership period and revenue is recognized ratably over each applicable membership period. Payments to distributors for marketing support costs for which the Company receives a discrete benefit are recorded as distribution and marketing costs, and payments to distributors for which the Company receives no discrete benefit are recorded as a reduction of revenue .
In connection with the distribution rights obtained outside of the Starz Platform, we license rights to other parties who distribute our content for a fee. New Lionsgate acts as distributor in these arrangements. License fees associated with these agreements have not been material to date.
Accounts Receivable. Payment terms are generally due within 30 days to 60 days after revenue is recognized.
Deferred Revenue. Deferred revenue relates primarily to subscribers through the Starz App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period, when the Starz Business satisfies the corresponding performance obligation.
See Note 10, Revenue, to our audited combined financial statements for further details.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits at financial institutions.
Programming Content
Programming content represents content exploited on the Starz Platform. Programming content is typically licensed content (which we refer to as “licensed program rights”), however, in some cases, programming content may be produced or acquired (which we refer to as “owned and produced films and television programs”). Licensed program rights include content licensed from third parties, including New Lionsgate, for specified airing rights and windows over a contractual term. Program licenses typically have fixed terms and require payments during the production of the content by the licensor, at or near delivery of the content or over the term of the license. Payments for content and additions to content assets and the changes in related liabilities, are classified within operating activities on the combined statements of cash flows. Amortization of programming content, which is discussed further below, is included in direct operating expense on the combined statement of operations.
Programming content is predominantly monetized as part of a film group and therefore is reviewed for impairment in aggregate at a film group level when an event or change in circumstances indicates a change in the expected use of the content or that the fair value may be less than unamortized cost.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Development. Films and television programs in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized as part of the cost of programming content. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment unless the fair value of the project exceeds its carrying cost.
Capitalized Costs. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for programs has commenced, the program materials have been accepted by the Starz Business in accordance with the license agreements, and the programs are available for the first showing. Licensed programming rights may include rights to more than one exploitation window under the Starz Business's output and library agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window which generally results in the majority of the cost allocated to the first window on newer releases.
Costs of acquiring and producing films and television programs are capitalized when incurred. For films and television programs produced by the Starz Business, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.
Amortization. The cost of licensed program rights for films and television programs (including original series) are generally amortized on a title-by-title or episode-by-episode basis using an accelerated or straight-line method based on the expected and historical viewership patterns or the current and anticipated number of exhibitions over the license period or estimated life for owned or produced programs. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Residuals are expensed in line with the amortization of production costs.
The Starz Business reviews factors impacting the amortization of the content assets on an ongoing basis. The Starz Business's estimates related to these factors requires considerable management judgement.
Film Groups and Impairment Assessment for Programming Content
For the fiscal years ended March 31, 2025 and 2024, substantially all programming content is monetized as part of a film group.
A film group (as defined below) is evaluated for impairment when an event or change in circumstances indicates that the fair value of a film group is less than its unamortized cost. A film group represents the unit of account for impairment testing for a film or license agreement for program material when the film or license agreement is expected to be predominantly monetized with other films and/or license agreements instead of being predominantly monetized on its own. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. The Starz Business's film groups are generally aligned with the Company’s networks and digital content offerings domestically (i.e. Starz Networks) and internationally by territory or groups of territories, wherein content assets are shared across the various territories. Content removed from the service and abandoned is written down to its fair value, if any, determined using a discounted cash flow approach.
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
As a result of the strategic review of content performance across Starz's platform and as part of our expanded restructuring across our domestic operations, we recorded content impairment charges in the fiscal years ended March 31, 2025 and 2024 of $156.4 million and $213.0 million, respectively, which are included in continuing operations, restructuring and other in the combined statement of operations. See Note 3, Programming Content, and Note 13, Restructuring and Other, to our audited combined financial statements for further details. Discontinued operations for the fiscal years ended March 31, 2025 and March 31, 2024, includes impairment charges of $2.5 million and $160.8 million, respectively, related to the restructuring of LIONSGATE+ discussed above. See Note 2, Discontinued Operations, to our audited combined financial statements for further details.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, net
Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided for on a straight line basis over the following useful lives:

Distribution equipment	3 — 7 years
Computer equipment and software	3 years
Furniture, fixtures and office equipment	5 — 7 years
Leasehold improvements	Remaining lease term or the useful life, whichever is shorter
Property and equipment assets are tested for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of the asset may not be recoverable. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue estimates. If appropriate and where deemed necessary, a reduction in the carrying amount is recorded based on the difference between the carrying amount and the fair value based on discounted cash flows.
Leases
The Starz Business determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use (“ROU”) asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Starz Business will exercise that option. The Starz Business also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component.
Operating Leases. Operating lease ROU assets, representing the Starz Business's right to use the underlying asset for the lease term, are included in other assets - non-current in the Starz Business's combined balance sheets. Operating lease liabilities, representing the present value of the Starz Business's obligation to make payments over the lease term, are included in the other accrued liabilities and other liabilities - non-current in the Starz Business's combined balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Starz Business's leases do not provide an implicit rate, the Starz Business uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.
Variable lease payments that are based on an index or rate are included in the measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.
Finite-Lived Intangible Assets
At March 31, 2025, the carrying value of the Starz Business's finite-lived intangible assets was $816.0 million. The Starz Business's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies (each a “Traditional Affiliate”), and amounted to $748.0 million at March 31, 2025. The amount of the Starz Business's customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with Old Lionsgate's acquisition of the Starz Business on December 8, 2016, net of amortization recorded since the date of the Starz Business acquisition. Beginning October 1, 2023, the Starz Business's finite-lived intangible assets also include trademarks and tradenames previously accounted for as indefinite-lived intangible assets as discussed below. At March 31, 2025, the carrying value of trademarks and tradenames was $68.0 million.
Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 10 to 14 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years.
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

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

undiscounted future cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value.
The Starz Business monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of the finite-lived intangible assets. For the fiscal year ended March 31, 2025, no indicators of impairment were identified. For the fiscal year ended March 31, 2024, due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, we performed an impairment analysis of the amortizable intangible assets due to changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption. Based on the Starz Business's impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired in business combination. At March 31, 2025 and March 31, 2024, the carrying value of goodwill was nil, due to impairment charges recorded. The Starz Business also did not have any indefinite-lived intangibles assets at March 31, 2025, reflecting the reassessment of the estimated useful life of the Starz Business's indefinite-lived intangible assets in the second quarter of fiscal 2024, as further discussed below. Through September 30, 2023, the Starz Business's indefinite-lived intangible assets consist of trade names representing the estimated fair value of the Starz brand name determined in connection with Old Lionsgate's acquisition of the Starz Business as of December 8, 2016 (see further discussion under Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment below). Goodwill was allocated to the Starz Business's reporting units, which are its operating segments or one level below its operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. The Starz Business's reporting units for purposes of goodwill impairment testing are Starz Networks and LIONSGATE+.
Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. The Starz Business performs its annual impairment test as of January 1 in each fiscal year. A goodwill or indefinite-lived intangible asset impairment loss would be recognized for the amount that the carrying amount of a reporting unit, including goodwill or an indefinite-lived intangible asset, exceeds its fair value. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill or indefinite-lived intangible asset impairment. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the reporting unit or indefinite-lived intangible asset, of whether or not it is more-likely-than-not that the fair value is less than the carrying value of the reporting unit or indefinite-lived intangible asset. If the Starz Business believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Starz Business.
A quantitative assessment requires determining the fair value of the Starz Business's reporting units or indefinite-lived intangible assets. The determination of the fair value of each reporting unit or indefinite-lived intangible asset utilizes discounted cash flows (“DCF”) analyses and market-based valuation methodologies, which represent Level 3 fair value measurements. Fair value determinations require considerable judgment and requires assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates, and are sensitive to changes in these underlying assumptions and factors.
Goodwill Impairment Assessment:
In fiscal 2023, during the second quarter ended September 30, 2022, due to continued adverse macro and microeconomic conditions, including the competitive environment, continued inflationary trends and recessionary economies worldwide and its impact on the Starz Business's growth in subscribers worldwide, the Starz Business began implementing a plan to restructure its LIONSGATE+ business. This restructuring included exiting the business in seven international territories (France, Germany, Italy, Spain, Benelux, the Nordics and Japan). The Starz Business's domestic operations have also been impacted by these market conditions and the Starz Business revised its subscriber growth and forecasted cash flow assumptions and implemented certain cost-saving measures. Additionally, companies in the media and entertainment industry, and particularly those with significant streaming platforms, had experienced a decline in market valuations. Accordingly, for the second quarter ended September 30, 2022, the Starz Business updated its quantitative impairment assessment for all of its reporting units based on the most recent data and expected growth trends. The DCF analysis components of the fair value estimates were determined primarily by discounting estimated future cash flows,

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

which included weighted average perpetual nominal growth rates ranging from 2.0% to 3.0%, at a weighted average cost of capital (discount rate) ranging from 10.0% to 14.0%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.
Based on its quantitative impairment assessment, the Starz Business determined that the fair value of its reporting units were less than the respective carrying values for its reporting units. The analysis resulted in a goodwill impairment charge of $1,475.0 million in fiscal 2023, of which $1,261.7 million related to the Starz Networks reporting unit, which is presented as goodwill and intangible asset impairment in the combined statement of operations (see Note 5 to the combined financial statements) and $213.3 million related to the LIONSGATE+ reporting unit, which is presented within discontinued operations in the combined statement of operations (see Note 2 to the combined financial statements). The impairment charges reduced the carrying value of the LIONSGATE + reporting unit goodwill to zero, and the Starz Networks reporting unit to its respective fair value, therefore at September 30, 2022 the fair value and carrying value of the Starz Network reporting unit were equal and thus it continued to be considered “at risk” of impairment.
For the Starz Business's annual goodwill impairment test for fiscal 2024, the Starz Business performed a qualitative goodwill impairment assessment for its Starz Network reporting unit. The Starz Business's qualitative assessment considered the performance of the Starz Business’s reporting units from September 30, 2022, and updated forecasts of performance and cash flows, as well as the continuing micro and macroeconomic environment, and industry considerations, and determined that since the quantitative assessment performed in the quarter ended September 30, 2022, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of this reporting unit below its carrying values; therefore, a quantitative goodwill impairment analysis was not required.
In the second quarter of fiscal 2023, due to the continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Starz Networks reporting unit, including its growth in subscribers and revenue, and the expanded restructuring activities discussed in Note 2 and Note 13 to the combined financial statements, along with recent market valuation multiples, the Starz Business updated its quantitative impairment assessment for its Starz Networks reporting unit goodwill based on the most recent data and expected growth trends. In performing its quantitative impairment assessment, the fair value of the Starz Business's reporting unit was estimated by using a combination of discounted cash flow (“DCF”) analyses and market-based valuation methodologies. The DCF analysis components were determined primarily by discounting estimated future cash flows, which included a weighted average perpetual nominal growth rate of 1.5%, at a weighted average cost of capital (discount rate) of 10.5%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.
Based on our quantitative impairment assessment, we determined that the fair value of the Starz Business's Starz Networks reporting unit which was previously disclosed as a reporting unit “at risk” of impairment, was less than its carrying value (after the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $494.0 million in fiscal 2024, representing all of the remaining Starz Networks reporting unit goodwill, which is recorded in goodwill and intangible asset impairment in the combined statement of operations.
Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment:
Through September 30, 2023, the Starz Business's indefinite-lived intangible assets consisted of trade names representing the estimated fair value of the Starz brand name determined in connection with the acquisition of the Starz Business as of December 8, 2016, amounting to $250.0 million related to the Starz Networks reporting unit before the impairment charge recorded in the second quarter of fiscal 2024 discussed below.
For fiscal 2023, based on a quantitative impairment assessment during the second quarter ended September 30, 2022 and based on a qualitative impairment assessment during the fourth quarter ended March 31, 2023, the Starz Business concluded that it was more-likely-than-not that the fair value of its trade names was more than its carrying amount, and therefore its trade names were not considered at risk of impairment at such time.
During the second quarter of fiscal 2024, due to the events and their impact discussed above, the Starz Business performed a quantitative impairment assessment of its indefinite-lived trade names. The fair value of the Starz Business's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of our trade names, we recorded an impairment charge of

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

$170.0 million in the second quarter of fiscal 2024, which was presented in goodwill and intangible asset impairment on the combined statement of operations.
After the Starz Business performed its quantitative impairment assessment, during the second quarter of fiscal 2024, the Starz Business then reassessed the estimated useful life of the trade names with a remaining carrying value of $80.0 million, net of the impairment charge discussed above. The Starz Business concluded that based upon the most recent factors, including current macro and microeconomic conditions, market competition and historical Starz Business and industry trends, the trade names now have a finite estimated remaining useful life of 10 years. Accordingly, beginning October 1, 2023, the trade names are being accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life.
As of March 31, 2025 and 2024, the Starz Business did not have any indefinite-lived intangible assets.
Advertising and Marketing Expenses
The costs of advertising and marketing expenses are expensed as incurred. Certain of the Starz Business's affiliation agreements require it to provide marketing support to the distributor based upon certain criteria as stipulated in the agreements. Marketing support includes cooperative advertising and marketing efforts between the Starz Business and its distributors such as cross channel, direct mail and point of sale incentives. Marketing support is recorded as an expense and not a reduction of revenue when the Starz Business has received a direct benefit and the fair value of such benefit is determinable.
Advertising expenses for the year ended March 31, 2025 were $289.3 million (2024 — $322.9 million, 2023 — $339.0 million) which were recorded as distribution and marketing expenses in the accompanying combined statements of operations.
Income Taxes
The Starz Business's results have historically been included in the consolidated U.S. federal income tax return and U.S. state income tax filings of Old Lionsgate. The Starz Business has computed its provision for income taxes on a separate return basis in these combined financial statements. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if the Starz Business was a separate taxpayer and a stand-alone enterprise for the periods presented. The calculation of income taxes for the Starz Business on a separate return basis requires significant judgment and use of both estimates and allocations. However, as discussed above in Note 1, the combined historical results of the Starz Business are presented on a managed basis rather than a legal entity basis, with certain deductions and other items that are included in the consolidated financial statements of Old Lionsgate, but not included in the combined financial statements of the Starz Business. Accordingly, the income tax provision and deferred taxes, including tax attributes are expected to differ following the completion of the Separation.
Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes and recognition and measurement of deferred assets are based upon the likelihood of realization of tax benefits in future years. Under this method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the net deferred tax asset, on a jurisdiction-by-jurisdiction basis, will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.
From time to time, the Starz Business engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. In determining the Starz Business’s tax provision for financial reporting purposes, the Starz Business establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination, based on their technical merits. The Starz Business’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.
Foreign Currency Translation
Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date. Resulting unrealized and realized gains and losses are included in the combined statements of operations.
The functional currency of all entities in these combined financial statements is the U.S. dollar. Amounts included in accumulated other comprehensive income reflect the net gains arising on the translation of the accounts of foreign companies prior to their change to a U.S. dollar functional currency.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Parent Net Investment
Parent net investment in the combined balance sheets is presented in lieu of shareholders’ equity and represents Old Lionsgate's historical investment in the Starz Business the accumulated net earnings (losses) after taxes and the net effect of settled transactions with and allocations from Old Lionsgate prior to the Separation. All cash transactions reflected in parent net investment by Old Lionsgate in the accompanying combined balance sheets have been considered as financing activities for purposes of the combined statements of cash flows.
Share-Based Compensation
Prior to the Separation, certain Starz Business employees participate in the share-based compensation plans sponsored by Old Lionsgate. Old Lionsgate share-based compensation awards granted to employees of the Starz Business consist of stock options, restricted share units and share appreciation rights. As such, the awards to the Starz Business employees are reflected in parent net investment within the combined statements of equity (deficit) at the time they are expensed. The combined statements of operations also include an allocation of Old Lionsgate corporate and shared employee share-based compensation expenses.
The Starz Business measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 11 for further discussion of the Starz Business’s share-based compensation.
Transfers of Financial Assets
The Starz Business enters into arrangements to sell certain financial assets (i.e., monetize its trade accounts receivables). For a transfer of financial assets to be considered a "true sale", the asset must be legally isolated from the Starz Business and the purchaser must have control of the asset. Determining whether all the requirements have been met includes an evaluation of legal considerations, the extent of the Starz Business’s continuing involvement with the assets transferred and any other relevant considerations. When the true sales criteria are met, the Starz Business derecognizes the carrying value of the financial asset transferred and recognizes a net gain or loss on the sale. The proceeds from these arrangements with third party purchasers are reflected as cash provided by operating activities in the combined statements of cash flows. If the sales criteria are not met, the transfer is considered a secured borrowing and the financial asset remains on the combined balance sheets with proceeds from the sale recognized as debt and recorded as cash flows from financing activities in the combined statements of cash flows. See Note 16 for discussion of the Starz Business’s accounts receivable monetization.
Recently Adopted Accounting Pronouncements
Segment Reporting: In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expanded disclosures about a public entity’s reportable segments and required more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker (“CODM”) uses reported segment profit or loss information in assessing segment performance and allocating resources. This guidance was effective for the Company beginning with these financial statements issued for the fiscal year ended March 31, 2025, and the Company has applied this guidance to all periods presented (see Note 14).
Recent Accounting Pronouncements
Income Taxes: In December 2023, the FASB issued guidance which expanded income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this guidance required all public business entities to disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Starz Business’s financial statements issued for the calendar year ending December 31, 2025 with early adoption permitted. The Starz Business is currently evaluating the impact of adopting this guidance on its combined financial statements and disclosures.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Income Statement: In November 2024, the FASB issued guidance requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Starz Business’s financial statements issued for the fiscal year ending December 31, 2027 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Starz Business is currently evaluating the impact of adopting this guidance on its combined financial statements and disclosures.
2. Discontinued Operations
During the fiscal years ended March 31, 2024, and 2023, the Starz Business announced its plan to restructure its LIONSGATE+ business, which initially included exiting the business in certain international territories and identifying additional cost-saving initiatives, This plan included a strategic review of content performance across Starz's domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value during fiscal year ended March 31, 2023. As a result of the continuing review of its international territories, the Starz Business made the strategic decision to shut down the LIONSGATE+ service in Europe (outside the United Kingdom), Latin America and the United Kingdom. The Starz Business entered into agreements to transfer subscribers of the services in these territories to a third party and the shutdowns were completed in May of 2024. The management of operations in Canada was subsequently transferred to the Starz Networks segment and the Company's continuing international operations in India are reported as International.
Net income (loss) from Starz's discontinued operations consists of the following:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Revenue	$2.5	$184.0	$124.0
Expenses:
Direct operating	1.9	105.6	129.6
Distribution and marketing	—	28.3	73.7
General and administration	0.8	10.4	20.1
Depreciation and amortization	—	14.8	6.7
Restructuring and other(1)	(4.5)	160.0	316.1
Goodwill impairment(2)	—	—	213.3
Total expenses	(1.8)	319.1	759.5
Operating income (loss)	4.3	(135.1)	(635.5)
Interest expense	(0.2)	—	—
Interest and other income	0.1	0.3	0.1
Income (loss) from discontinued operations before income taxes	4.2	(134.8)	(635.4)
Income tax (provision) benefit	(0.1)	24.2	100.3
Net income (loss) from discontinued operations, net of income taxes	$4.1	$(110.6)	$(535.1)
____________________________
(1)During the fiscal years ended March 31, 2025, 2024, and 2023, the Starz Business recorded content impairment charges of $2.5 million, $160.8 million, and $313.1 million, respectively, related to its restructuring plan initiatives, including content impairment of programming in certain international territories associated with the restructuring of LIONSGATE+, and individual content charges pursuant to a strategic review of content performance across Starz's international platforms resulting in certain programming being removed from those platforms and written down to fair value or removed and abandoned. These charges are included in “restructuring and other” in the table above. Restructuring and other costs in fiscal 2025 and 2024 also include benefits of $7.1 million and $5.4 million, respectively, associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the international restructuring.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

(2)As described in Note 1, Goodwill Impairment Assessment, during the fiscal year ended March 31, 2023, the Starz Business performed a quantitative impairment assessment which resulted in $213.3 million impairment of goodwill related to the LIONSGATE+ reporting unit.
In accordance with the provisions of ASC 205-20, the Starz Business has separately reported the assets and liabilities of the discontinued operations in the combined balance sheet. The assets and liabilities related to the disposed components of LIONSGATE+ have been reflected as discontinued operations in the combined balance sheets as of March 31, 2024, and consist of the following:

March 31, 2024
(Amounts in millions)
ASSETS
Cash	$14.0
Accounts receivable, net	8.7
Due from LG Studios Business (Note 17)	10.0
Other current assets	0.1
Total current assets - discontinued operations	32.8
Programming content, net	4.2
Total assets - discontinued operations	$37.0

LIABILITIES
Accounts payable	$0.1
Programming related payables	57.0
Other accrued liabilities	3.1
Residuals	6.0
Total current liabilities - discontinued operations	66.2
Other liabilities	24.0
Total liabilities - discontinued operations	$90.2
3. Programming Content
The predominant monetization strategy for Starz Business's programming content (which includes licensed program rights and owned and produced films and television programs) is as a group. Total programming content is as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Licensed program rights, net of accumulated amortization	$1,080.0	$919.4

Owned and produced films and television programs:
Released, net of accumulated amortization	9.2	15.6
In progress	—	5.0
In development	7.1	2.9
	16.3	23.5
Programming content, net	$1,096.3	$942.9

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Amortization of programming content is as follows and was included in direct operating expense in the combined statement of operations:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Amortization expense:
Licensed program rights	$633.4	$544.5	$596.0
Owned and produced films and television programs	5.5	82.0	49.0
	$638.9	$626.5	$645.0
The table below summarizes estimated future amortization expense for the Starz Business's programming content as of March 31, 2025:

	Year Ending
	March 31,
	2026	2027	2028
	(Amounts in millions)
Estimated future amortization expense:
Licensed program rights	$317.2	$119.4	$80.7
Released owned and produced films and television programs	2.9	2.4	1.3
Impairments. Programming content includes write-downs to fair value.
During the fiscal years ended March 31, 2025, 2024 and 2023, the Starz Business recorded content impairment charges of $156.4 million, $213.0 million and $87.6 million, respectively, related to restructuring plan initiatives, which included a strategic review of content performance across Starz's platforms resulting in certain programming being removed from those platforms and written down to fair value. These charges are included in restructuring and other in the combined statements of operations and excluded from segment operating results.
See Note 13, Restructuring and Other, and Note 14, Segment Information, to our audited combined financial statements for further information. See Note 2, Discontinued Operations, to our audited combined financial statements for additional content impairment charges related to discontinued operations.
4. Property and Equipment

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Distribution equipment	$19.3	$19.3
Leasehold improvements	31.7	31.1
Furniture, fixtures and office equipment	4.4	4.4
Computer equipment	25.9	25.6
Capitalized software	130.9	114.1
	212.2	194.5
Less accumulated depreciation and amortization	(163.6)	(143.4)
	$48.6	$51.1
During the fiscal year ended March 31, 2025, depreciation expense amounted to $20.2 million (2024 -$24.8 million; 2023 - $21.2 million).

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

5. Goodwill and Intangible Assets
Goodwill
Goodwill by reportable segment for each period is as follows:

Starz Networks
Balance as of March 31, 2023	$494.0
Impairments(1)	(494.0)
Balance as of March 31, 2025 and 2024	—
_______________
(1)See Note 1, Goodwill Impairment Assessments, to our audited combined financial statements for further information on the goodwill impairments recorded in fiscal 2024 and 2023 related to Starz Networks. See Note 2, Discontinued Operations, to our audited combined financial statements for additional goodwill impairment charges related to discontinued operations. As of March 31, 2025 and 2024, accumulated goodwill impairment losses totaled $1,755.7 million, related to the Networks reporting unit.
Intangible Assets
Finite-Lived Intangible Assets. Finite-lived intangible assets consisted of the following:

	March 31, 2025			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets:
Customer relationships(1)	$1,821.0	$1,073.0	$748.0	$1,821.0	$930.9	$890.1
Trademarks and tradenames(2)	80.0	12.0	68.0	80.0	4.0	76.0
	$1,901.0	$1,085.0	$816.0	$1,901.0	$934.9	$966.1
_______________
(1)Customer relationships represent the Starz Business affiliation agreements with distributors.
(2)Amounts as of March 31, 2025 and 2024 include the Starz trademarks and tradenames previously accounted for as indefinite-lived intangible assets, see below and Note 1, Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment, to our audited combined financial statements for further information.
Amortization expense associated with the Starz Business's intangible assets for the fiscal years ended March 31, 2025, 2024 and 2023 was approximately $150.1 million, $137.0 million and $134.5 million, respectively. Amortization expense remaining relating to intangible assets for each of the fiscal years ending March 31, 2026 through 2030 is estimated to be approximately $128.9 million, $117.6 million, $112.2 million, $106.6 million, and $100.5 million, respectively.
Indefinite-Lived Intangible Assets. As of March 31, 2023, our indefinite-lived intangible assets consisted of trademarks and tradenames representing the estimated fair value of the Starz brand name determined in connection with Old Lionsgate's acquisition of the Starz Business as of December 8, 2016, amounting to $250.0 million. See Note 1, Indefinite-Lived Intangibles Other Than Goodwill Impairment Assessment, to our audited combined financial statements for further information on the trademarks and tradenames impairment charge of $170.0 million recorded in the second quarter of fiscal 2024, and the reassessment of the estimated useful life of the trademarks and tradenames with a remaining carrying value of $80.0 million. Beginning October 1, 2023, the trademarks and tradenames are being accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life. As of March 31, 2025 and 2024, the Starz Business did not have any indefinite-lived intangible assets.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

6. Debt
As discussed in Note 1, the Company is the primary borrower of 5.5% Senior Notes. Total debt of the Company, excluding programming related obligations, was as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Corporate debt:
5.5% Senior Notes(1)	$715.0	$715.0
Unamortized debt issuance costs	(15.1)	(18.4)
Total debt, net (non-current)	$699.9	$696.6
_______________
(1)Amounts as of March 31, 2025 include the $389.9 million Exchange Notes and $325.1 million of the 5.5% Senior Notes not exchanged as discussed below. In connection with the Separation, a wholly owned subsidiary of New Lionsgate assumed the Exchange Notes and the initial issuer was released and discharged from all obligations thereunder. See Changes Upon Completion of the Separation below and Note 18 for further information.
The following table sets forth future annual contractual principal payment commitments of debt as of March 31, 2025:

	Maturity Date	Year Ending March 31,
Debt Type		2026	2027	2028	2029	2030	Thereafter	Total
		(Amounts in millions)
5.5% Senior Notes (1)	April 2029	$—	$—	$—	$—	$715.0	$—	$715.0
Less aggregate unamortized debt issuance costs								(15.1)
								$699.9
5.5% Senior Notes
Interest: Bears interest at 5.5% annually (payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021). See Changes Upon Completion of the Separation below for further information.
Maturity Date: April 15, 2029. See Changes Upon Completion of the Separation below for further information.
Optional Redemption: On or after April 15, 2024, the Starz Business may redeem the 5.5% Senior Notes in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) on or after April 15, 2024 - 102.750%; (ii) on or after April 15, 2025 - 101.375%; and (iii) on or after April 15, 2026 - 100%. See Changes Upon Completion of the Separation below for further information.
Security. The 5.5% Senior Notes are subordinated, unsecured obligations of the Starz Business.
The Company and other subsidiaries of Old Lionsgate, which are not included in these combined financial statements, are guarantors under the 5.5% Senior Notes. As described below, upon completion of the Separation, the Exchange Notes became obligations solely of LGTV, a subsidiary of New Lionsgate and are no longer reflected in the Company’s financial statements as of that time.
Covenants. The 5.5% Senior Notes were amended in connection with the Exchange Transaction to remove certain covenants. As of March 31, 2025, Old Lionsgate was in compliance with all applicable covenants.
Changes Upon Completion of the Separation Effective upon completion of the Separation, among other changes, the Exchange Notes were transferred to New Lionsgate and will no longer be obligations of the Company and will no longer be guaranteed by certain entities within Starz.
Old Lionsgate Revolving Credit Facility
Following the Studio Separation, $150.0 million of Old Lionsgate’s revolving credit facility, which provides for borrowings and letters of credit up to an aggregate of $1.25 billion, became to the Company. At March 31, 2025 there were no amounts outstanding and, accordingly, there was $150.0 million available under Old Lionsgate's revolving credit facility available to the Company. There were no letters of credit outstanding at March 31, 2025. Aggregate borrowing levels are subject to ce

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

rtain financial covenants as discussed below. The Company is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on the achievement of certain leverage ratios, as defined in the credit and guarantee agreement dated December 8, 2016, as amended (the “Old Lionsgate Credit Agreement”), on the total revolving credit facility of $1.25 billion less the amount drawn. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Revolving Credit Facility were repaid in full and all commitments thereunder were terminated.
Maturity Date: April 6, 2026. See Separation below.
Interest: The Old Lionsgate Revolving Credit Facility bears interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%) margin, with a SOFR floor of zero. The margin is subject to potential increases of up to 50 basis points (two (2) increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Old Lionsgate Credit Agreement.
Optional Prepayment: The Company may voluntarily prepay the Old Lionsgate Revolving Credit Facility at any time without premium or penalty.
Security. The Old Lionsgate Revolving Credit Facility is guaranteed by the guarantors named in the Old Lionsgate Credit Agreement (including entities of Old Lionsgate that are not part of the Company) and is secured by a security interest in substantially all of the assets of Old Lionsgate, including the Company and the Guarantors (as defined in the Old Lionsgate Credit Agreement), subject to certain exceptions.
Covenants. The Old Lionsgate Credit Agreement contains representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings and which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Old Lionsgate Revolving Credit Facility and is tested quarterly. These covenants and ratios are applicable to and computed for the applicable entities pursuant to the agreement which includes Old Lionsgate subsidiaries which are not part of the Starz Business. As of March 31, 2025, Old Lionsgate was in compliance with all applicable covenants.
Change in Control. The Company may also be subject to an event of default upon a change of control (as defined in the Old Lionsgate Credit Agreement) which, among other things, includes a person or group acquiring ownership or control in excess of 50% of existing Old Lionsgate common stock.
Separation. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Credit Agreement, were repaid in full and all commitments thereunder were terminated. See Note 18.
Debt Transactions
Fiscal 2025:
5.5% Senior Notes Exchange. As discussed above, on May 8, 2024, the Starz Business issued $389.9 million aggregate principal amount of Exchange Notes in exchange for an equivalent amount of the existing 5.5% Senior Notes.
Fiscal 2024:
Senior Notes Repurchases. In the fiscal year ended March 31, 2024, the Starz Business repurchased $85.0 million principal amount of the 5.5% Senior Notes for $61.4 million, together with accrued and unpaid interest.
Fiscal 2023:
Senior Notes Repurchases. In the fiscal year ended March 31, 2023, the Starz Business repurchased $200.0 million principal amount of the 5.5% Senior Notes for $135.0 million, together with accrued and unpaid interest.
Gain (Loss) on Extinguishment of Debt
During the fiscal years ended March 31, 2025, 2024 and 2023, the Company recorded a gain (loss) on extinguishment of debt related to the transactions described above of $(5.6) million, $21.2 million, and $58.7 million, respectively. The 5.5% Senior Notes Exchange during fiscal year ended March 31, 2025 was considered a modification of terms since the present value of the cash flows after the amendment differed by less than a 10% change from the present value of the cash flows on a creditor-by-creditor basis prior to the amendment. Accordingly, the unamortized debt issuance costs are being amortized over the applicable term of the debt and the third-party costs of $5.6 million were expensed as a loss on extinguishment of debt.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

7. Programming Related Obligations
Programming related obligations include programming notes, which represent individual unsecured loans for the licensing of film and television programs. At March 31, 2025, outstanding programming notes had a balance of $90.7 million and had contractual repayment dates in April 2025, and incurred SOFR-based interest at a weighted average rate of 6.51%. There were no programming notes outstanding as of March 31, 2024.

8. Leases
The Company has operating leases primarily for office space. The Company's leases have remaining lease terms of up to approximately 9.5 years.
The following disclosures are based on leases whereby the Company has a contract for which the leased asset and lease liability are recognized on the Company's combined balance sheets. The amounts presented are not necessarily indicative of future lease arrangements and do not necessarily reflect the results that the Company would have experienced as a standalone company for the periods presented.
The components of lease cost from continuing operations were as follows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Operating lease cost(1)	$9.7	$12.7	$13.1
Variable lease cost(2)	1.2	0.4	0.4
Total lease cost	$10.9	$13.1	$13.5
___________________
(1)Operating lease cost amounts primarily represent the amortization of right-of-use assets and are included in the “other amortization” line of the combined statements of cash flows. Amounts include costs capitalized during the period for leased assets used in the production of film and television programs.
(2)Variable lease cost primarily consists of insurance, taxes, maintenance and other operating costs.
Supplemental balance sheet information related to leases was as follows:

Category	Location on Balance Sheet	March 31, 2025	March 31, 2024
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets- non-current	$37.3	$44.5

Lease liabilities (current)	Other accrued liabilities	$9.9	$9.0
Lease liabilities (non-current)	Other liabilities- non-current	45.6	55.4
		$55.5	$64.4

	March 31, 2025	March 31, 2024
Weighted average remaining lease term (in years):
Operating leases	6.3	7.1

Weighted average discount rate:
Operating leases	4.05%	4.11%

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

The expected future net payments relating to the Company's lease liabilities at March 31, 2025 are as follows:

Operating Leases
(Amounts in millions)
Year ending March 31,
2026	$11.8
2027	12.4
2028	12.4
2029	6.0
2030	3.6
Thereafter	16.4
Total lease payments	62.6
Less imputed interest	(7.1)
Total	$55.5
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
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the carrying values and fair values of the Company’s outstanding debt and programming notes:

	March 31, 2025		March 31, 2024
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
5.5% Senior Notes	$699.9	$623.7	$696.6	$536.2
Programming Notes	90.7	90.7	—	—
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, programming related payables, other accrued liabilities and other liabilities. The carrying values of these financial instruments approximated the fair values of these financial statements at March 31, 2025 and 2024.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

10. Revenue
The table below presents programming revenue by segment:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Programming Revenue
Starz Networks	$1,356.3	$1,382.7	$1,413.1
International (1)	13.3	9.7	9.4
Total revenue	$1,369.6	$1,392.4	$1,422.5
_____________________
(1)    Includes the continuing operations in India.
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog), if any. Revenue expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2025 are as follows:

	Year Ending March 31,
	2026	2027	2028	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$39.4	$—	$—	$—	$39.4
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenue included in the above table include all fixed fee contracts, if any, regardless of duration.
Accounts Receivable and Deferred Revenue
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable and deferred revenue, see Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, to our audited combined financial statements for further information. See the combined balance sheets or Note 16 for accounts receivable and deferred revenue balances at March 31, 2025 and 2024.
Accounts Receivable. Accounts receivable are presented net of a provision for credit losses. The Company estimates provisions for accounts receivable based on historical experience for the respective risk categories and current and future expected economic conditions. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records a provision for estimated credit losses expected over the lifetime of the receivables in direct operating expense.
The Company monitors its credit exposure through active review of customers' financial condition, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The Company generally does not require collateral for its trade accounts receivable.
Credit Risk. Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the world. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses. The Company generally does not require collateral for its trade accounts receivable.
Deferred Revenue. Deferred revenue relates primarily to subscribers through the Starz App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period when the Company satisfies the corresponding performance obligation. Deferred revenue consists primarily of customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenue of $28.5 million was recognized during the year ended March 31, 2025, related to the balance of deferred revenue at March 31, 2024.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

11. Share-Based Compensation
General. In September 2019, and as amended in 2021, Old Lionsgate shareholders approved the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Lionsgate Plan”) previously adopted by Old Lionsgate's Board of Directors (the “Old Lionsgate Board”). Prior to the Separation, certain employees of the Company were granted stock options, restricted share units or share appreciation rights under the 2019 Lionsgate Plan.
The following disclosures of unit data are based on grants related directly to the Company's employees, and exclude unit data related to the allocation of Old Lionsgate corporate and shared employee share-based compensation expenses. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as a standalone company for the periods presented.
Stock options are generally granted at exercise prices equal to or exceeding the market price of Old Lionsgate's common shares at the date of grant. Substantially all stock options vest ratably over one to three years from the grant date based on continuous service and expire seven to ten years from the date of grant. Restricted share units generally vest ratably over one to three years based on continuous service. Old Lionsgate satisfies stock option exercises and vesting of restricted share units with newly issued shares.
The measurement of all share-based awards uses a fair value method and the recognition of the related share-based compensation expense in the combined financial statements is recorded over the requisite service period. Further, Old Lionsgate estimates forfeitures for share-based awards that are not expected to vest. As share-based compensation expense allocated to the Company and recognized in the Company’s combined financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
Share-Based Compensation Expense. The Company recognized the following share-based compensation expense:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Compensation Expense:
Stock options	$—	$—	$0.4
Restricted share units	16.8	17.6	15.7
Share appreciation rights	—	—	(0.1)
Total Starz employee share-based compensation expense	16.8	17.6	16.0
Corporate allocation of share-based compensation	0.7	5.6	9.7
	17.5	23.2	25.7
Impact of accelerated vesting on equity awards(1)	0.5	1.4	—
Total share-based compensation expense (2)	$18.0	$24.6	$25.7

Tax impact(3)	(4.3)	(5.9)	(6.2)
Increase in net loss	$13.7	$18.7	$19.5
_____________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(2)Included in net earnings (loss) from discontinued operations for the year ended March 31, 2025 was share-based compensation expense of $0.3 million (including $0.5 million related to accelerated vesting on equity awards) (2024 — $1.8 million, 2023 — $3.0 million).
(3)Represents the income tax benefit recognized in the statements of operations for share-based compensation arrangements.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense from continuing operations, by expense category, consisted of the following:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Share-Based Compensation Expense:
Direct operating	$2.8	$2.7	$1.5
Distribution and marketing	0.8	0.8	0.8
General and administration	13.9	19.7	23.4
Restructuring and other	0.5	1.4	—
	$18.0	$24.6	$25.7
Stock Options
The following table sets forth the stock option and share appreciation rights (“SARs”) activity on grants related directly to the Company's employees during the year ended March 31, 2025:

	Stock Options and SARs
	Old Lionsgate Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(2)
	(Amounts in millions, except for weighted-average exercise price and years)
Outstanding at March 31, 2024	1.3		$11.14
Granted	—		—
Exercised	—	(1)	$6.49
Forfeited or expired	(0.1)		$15.81
Outstanding at March 31, 2025	1.2		$11.08	3.74	$0.1
Vested or expected to vest at March 31, 2025	1.2		$11.08	3.74	$0.1
Exercisable at March 31, 2025	1.2		$11.08	3.74	$0.1
_____________________
(1)Represents less than 0.1 million shares.
(2)The intrinsic value is calculated for each in-the-money stock option and SAR as the difference between the closing price of Old Lionsgate's common stock on March 31, 2025 and the exercise price.
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). No options or share-appreciation rights were granted in the years ended March 31, 2025, 2024 or 2023.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value (based on Old Lionsgate's share price) of options exercised during the year ended March 31, 2025 was $0.1 million (2024 — less than $0.1 million, 2023 — $0.1 million).
Restricted Share Units
The following table sets forth the restricted share unit activity on grants related directly to the Company's employees during the year ended March 31, 2025:

	Restricted Share Units
	Old Lionsgate Class B Non-Voting Shares	Weighted-Average Grant-Date Fair Value
	(Amounts in millions, except for weighted-average grant date fair value)
Outstanding at March 31, 2024	3.4	$8.62
Granted	2.3	$7.99
Vested	(2.3)	$8.68
Forfeited	(0.2)	$8.15
Outstanding at March 31, 2025	3.2	$8.15
The fair values of restricted share units are determined based on the market value of the shares on the date of grant. The total fair value of restricted share units on the date of vesting during the year ended March 31, 2025 was $20.2 million (2024 — $18.5 million, 2023 — $15.0 million).
The following table summarizes the total remaining unrecognized compensation cost as of March 31, 2025 related to non-vested restricted share units and the weighted average remaining years over which the cost will be recognized. As of March 31, 2025, there was no remaining unrecognized compensation cost related to non-vested stock options.

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Amounts in millions)
Restricted Share Units	$12.6	1.5
Under Old Lionsgate’s stock option and long term incentive plans, Old Lionsgate withholds shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted share units. During the year ended March 31, 2025, 0.9 million shares (2024 — 0.9 million shares, 2023 — 0.7 million shares) were withheld upon the vesting of restricted share units.
Old Lionsgate, and hence the Company, becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and restricted share units when vesting or exercise occurs, the restrictions are released and the shares are issued. Restricted share units are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax deficiencies of $1.2 million associated with its equity awards in its tax provision for the year ended March 31, 2025 (2024 — deficiencies of $4.6 million, 2023 — deficiencies of $2.6 million).
12. Income Taxes
The components of pretax (loss) from continuing operations, net of intercompany eliminations, are as follows:

	Year Ended March 31,
	2025	2024	2023
	(Amounts in millions)
United States	$(210.4)	$(925.9)	$(1,344.8)
International	(13.5)	(7.6)	(9.4)
	$(223.9)	$(933.5)	$(1,354.2)

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

The Company’s current and deferred income tax provision (benefits) are as follows:

	Year Ended March 31,
	2025	2024	2023
Current provision (benefit):	(Amounts in millions)
Federal	$0.8	$(69.6)	$5.8
States	(7.0)	0.1	0.4
International	0.1	1.1	0.6
Total current provision (benefit)	$(6.1)	$(68.4)	$6.8
Deferred provision (benefit):
Federal	$(4.0)	$(45.4)	$(22.5)
States	1.5	(15.1)	(2.6)
International	—	—	—
Total deferred provision (benefit)	(2.5)	(60.5)	(25.1)
Total (benefit) provision for income taxes	$(8.6)	$(128.9)	$(18.3)
In addition, included in net earnings (loss) from discontinued operations was an income tax provision of $0.1 million in fiscal year ended March 31, 2025 (2024 — income tax benefit of $24.2 million, 2023 — income tax benefit of $100.3 million).
The Company's income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the tax effects of goodwill and intangible asset impairments, state income taxes, and changes in the valuation allowance against its deferred tax assets. The Company's income tax provision for the fiscal years ended March 31, 2025, 2024 and 2023 was also impacted by charges for interest, and the change in uncertain tax benefits due to the expiration of statutes of limitations and additional settlements with tax authorities.
The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision (benefit) are as set forth below:

	Year Ended March 31,
	2025	2023	2022
	(Amounts in millions)
Income taxes computed at U.S. federal statutory rate	$(47.0)	$(196.0)	$(284.4)
Foreign operations subject to different income tax rates	(0.6)	1.1	0.3
State income tax	1.7	(15.0)	(2.2)
Remeasurements of originating deferred tax assets and liabilities	7.0	47.6	(0.4)
Permanent differences	8.1	0.1	(0.3)
Excess tax benefit on share-based compensation	—	—	—
Income tax effects of goodwill and intangible asset impairments	—	64.5	196.5
Uncertain tax benefits	(7.3)	(70.3)	5.0
Other	—	—	0.8
Changes in valuation allowance	29.5	39.1	66.4
Total provision (benefit) for income taxes	$(8.6)	$(128.9)	$(18.3)

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Deferred tax assets
Net operating losses	$222.9	$207.6
Foreign tax credits	9.1	8.3
Programming content	65.5	92.8
Accrued compensation	11.3	11.7
Operating leases - liabilities	13.5	15.5
Other assets	12.3	7.7
Fixed assets	4.1	4.5
Reserves	1.6	1.8
Interest	35.4	23.4
Total deferred tax assets	375.7	373.3
Valuation allowance	(177.5)	(141.3)
Deferred tax assets, net of valuation allowance	198.2	232.0
Deferred tax liabilities
Intangible assets	(195.0)	(229.2)
Operating leases - assets	(9.1)	(10.7)
Other	(2.6)	(3.1)
Total deferred tax liabilities	$(206.7)	$(243.0)

Net deferred tax liabilities	$(8.5)	$(11.0)
The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. and foreign net operating loss carryforwards (“NOLs”) and U.S. federal foreign tax credit carryforwards as sufficient uncertainty exists regarding the future realization of these assets.
The table below present the changes in the deferred tax valuation allowances:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Beginning balance	$141.3	$92.2	$25.4
Changes in valuation allowance	37.2	41.3	66.8
Other(1)	(1.0)	7.8	—
Ending balance	$177.5	$141.3	$92.2
_______________________
(1)    Amounts in "Other" primarily reflect adjustments related to discontinued operations for the fiscal years ended March 31, 2025 and 2024. No discontinued operations activity impacting items with a valuation allowance was recorded for the fiscal year ended March 31, 2023.
As computed on a separate return basis, with the combined historical results of the Company presented on a managed basis as discussed in Note 1, at March 31, 2025, the Company had U.S. federal NOLs of approximately $389.5 million, of which approximately $157.8 million would be subject to expiration in 2038, and the remainder would carry forward indefinitely. Additionally, at March 31, 2025, the Company had state NOLs of approximately $331.5 million, which would expire in varying amounts beginning in 2027, and foreign NOLs in various jurisdictions, including Canada, India, and Luxembourg of $55.2 million, $33.7 million, and $404.1 million, respectively, which would expire in varying amounts beginning in 2030. The Company also had U.S. federal credit carryforwards related to foreign taxes paid of $9.1 million that would expire beginning in 2027. However, under the managed basis of presentation of the Company, the combined historical results exclude certain income, deductions and other items and therefore, for purposes of these combined fina

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

ncial statements, these items are not reflected in the calculations of net operating loss and tax credit carryforwards of the Company. As a result, the actual net operating loss and tax credit carryforwards of the Company after the Separation may differ (i.e., be lower in U.S. and Canada, and higher in Luxembourg) than those otherwise stated above.
The following table summarizes the changes to the gross unrecognized tax benefits, exclusive of interest and penalties, for the years ended March 31, 2025, 2024 and 2023:

Amounts in millions
Gross unrecognized tax benefits at March 31, 2022	$69.1
Increases in tax positions for current year	—
Increases in tax positions for prior years	0.2
Decreases in tax positions for prior years	—
Settlements	(4.3)
Lapse in statute of limitations	(0.4)
Gross unrecognized tax benefits at March 31, 2023	$64.6
Increases in tax positions for current year	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Settlements	(60.7)
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2024	$3.1
Increases in tax positions for current year	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Settlements	(3.1)
Lapse in statute of limitations	—
Gross unrecognized tax benefits at March 31, 2025	$—
The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision (benefit). For the fiscal years ended March 31, 2025, 2024 and 2023, the Company recognized as a charge or (benefit) to the tax provision (benefit) net interest and penalties related to uncertain tax positions of $(7.3) million, $(9.1) million and $5.3 million, respectively. The liability for accrued interest amounted to nil and $4.2 million as of March 31, 2025 and 2024, respectively. The total amount of unrecognized tax benefits as of March 31, 2025 that, if recognized, would benefit the Company's tax provision are nil.
The Company is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. To the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward and make adjustments up to the amount of the NOLs. Currently, audits are occurring in various state and local tax jurisdictions for tax years ended in 2015 through 2020. Additionally, positions taken by Old Lionsgate in certain amended filings are subject to current review. Old Lionsgate is currently under examination by the Canadian tax authority for the years ended March 31, 2018 through March 31, 2021.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

13. Restructuring and Other
Restructuring and other includes restructuring and severance costs, costs related to the Separation, and certain transaction and other costs, when applicable. During the years ended March 31, 2025, 2024 and 2023, the Company also incurred certain other unusual charges, which are included in direct operating and distribution and marketing expense in the combined statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Restructuring and other:
Content impairments(1)	$156.4	$213.0	$87.6
Severance (2)
Cash	2.9	5.4	4.2
Accelerated vesting on equity awards	0.5	1.4	—
Total severance costs	3.4	6.8	4.2
Transaction and other costs (benefits) (4)	24.3	5.0	(1.9)
Total Restructuring and Other	184.1	224.8	89.9

Other unusual charges not included in restructuring and other:
Programming and content charges included in direct operating expense(5)	—	—	(0.2)
COVID-19 related charges (benefit) included in:
Direct operating expense(6)	(1.1)	(0.1)	(2.8)
Total restructuring and other and other unusual charges not included in restructuring and other	$183.0	$224.7	$86.9
_______________________
(1)In fiscal 2023, in connection with its ongoing restructuring activities the Company performed a strategic review of content performance across Starz's platforms, resulting in certain programming being removed from those platforms and written down to fair value. During the fiscal years ended March 31, 2025 and 2024, the Company continued its evaluation of the programming on Starz's platforms and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose which was removed from the Starz platforms and abandoned by the Company. See Note 2 for additional content impairment charges related to discontinued operations.
The Company has incurred content impairment charges from the inception of the plan through March 31, 2025 amounting to $457.0 million.
As the Company continues to evaluate its current restructuring plan in relation to the current micro and macroeconomic environment and the Separation, including further strategic review of content and performance and its strategy on a territory-by-territory basis, the Company may decide to expand its restructuring plan and exit additional territories or remove certain content off its platform in the future. Accordingly, the Company may incur additional content impairment and other restructuring charges.
(2)Severance costs in the fiscal years ended March 31, 2025, 2024 and 2023 were primarily related to the restructuring activities and other cost-saving initiatives attributable to continuing operations.
(3)Amounts represent certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning the Company to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
(4)Transaction and other costs (benefits) in the fiscal years ended March 31, 2025, 2024 and 2023 reflect transaction, integration and legal costs associated with the Separation and certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal matters. In the fiscal year ended March 31, 2023, these amounts include a benefit of $11.0 million for the settlement of a legal matter.
(5)Amounts represent certain unusual programming and content charges, see Note 3 for further information.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

(6)Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $1.1 million, $0.2 million, and $5.6 million in fiscal 2025, 2024, and 2023, respectively.
Changes in the restructuring and other severance liability were as follows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Severance liability
Beginning balance	$1.6	$2.2	$0.7
Accruals	2.9	5.4	4.2
Severance payments	(2.8)	(6.0)	(2.7)
Ending balance(1)	$1.7	$1.6	$2.2
_______________________
(1)As of March 31, 2025, the remaining severance liability of approximately $1.7 million is expected to be paid in the next 12 months.

14. Segment Information
The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company's internal management structure, and the financial information that is evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer ("CEO") is the CODM.
As described in Note 1, as of March 31, 2025, the Company has one reportable segment: Starz Networks, which includes operations in the U.S. and Canada. The continuing operations outside the U.S. and Canada, which includes operations in India, is reported as International and is disclosed in order to provide a reconciliation from certain Starz Networks reportable segment amounts to amounts appearing in the combined financial statements.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Segment information is presented in the table below:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Segment revenue
Starz Networks	$1,356.3	$1,382.7	$1,413.1
International	13.3	9.7	9.4
Total revenue	1,369.6	1,392.4	1,422.5
Segment amortization of programming content
Starz Networks	630.7	606.2	638.1
International	8.1	20.3	6.9
Total amortization of programming content	638.8	626.5	645.0
Segment marketing and advertising expense
Starz Networks	288.7	321.8	336.4
International	1.2	1.1	2.6
Total marketing and advertising expense	289.9	322.9	339.0
Segment payroll expense
Starz Networks	113.1	123.2	109.9
International	2.2	1.7	1.7
Total payroll expense	115.3	124.9	111.6
Other(1)
Starz Networks	122.0	154.4	137.4
International	2.1	(6.5)	4.7
Total other expense	124.1	147.9	142.1
Segment profit(2)
Starz Networks	201.8	177.1	191.3
International	(0.3)	(6.9)	(6.5)
Total segment profit	$201.5	$170.2	$184.8
______________________________________
(1)    This expense line item encompasses all other costs presented in segment profit that are not separately disclosed in this table, including, but not limited to, other operating expenses, other distribution expenses, and other general and administrative expenses.
(2)    During the fourth quarter of fiscal 2025, the Company changed the extent of allocations and method of attribution of certain costs to its segments. Accordingly, the following amounts were allocated to Starz Networks in the fiscal years ended March 31, 2024 and March 31, 2023, to conform to the current period presentation: COVID related benefits of $0.1 million and $2.8 million, respectively, and purchase accounting and related adjustments of $0.3 million and $0.5 million, respectively.
The Company's primary measure of segment performance is segment profit. Segment profit is defined as revenue, less direct operating and distribution and marketing expense and general and administration expenses included within the measure of segment profit presented to the CODM, which excludes share-based compensation expense that is included in these lines on the combined financial statements. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

The reconciliation of total segment profit to the Company’s loss from continuing operations before income taxes is as follows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Segment profit	201.5	170.2	184.8
Depreciation and amortization	(170.3)	(161.8)	(155.7)
Restructuring and other(1)	(184.1)	(224.8)	(89.9)
Goodwill impairment	—	(663.9)	(1,261.7)
Share-based compensation expense(2)	(17.5)	(23.2)	(25.7)
Operating income (loss)	(170.4)	(903.5)	(1,348.2)
Interest expense	(45.6)	(47.2)	(58.6)
Interest and other income	4.9	3.5	0.6
Other expense, net	(7.2)	(7.5)	(6.7)
(Loss) Gain on extinguishment of debt	(5.6)	21.2	58.7
Income (loss) before income taxes	(223.9)	(933.5)	(1,354.2)
___________________
(1)Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. See Note 13, Restructuring and Other, for further details.
(2)Share-based compensation expense in the fiscal years ended March 31, 2025, 2024 and 2023 includes $0.7 million, $5.6 million and $9.7 million, respectively, of corporate allocation of share-based compensation expense, representing the allocation of Old Lionsgate's corporate employee share-based compensation expense. Share-based compensation expense for the fiscal years ended in March 31, 2025 and March 31, 2024 includes $18.0 million and $24.6 million, respectively, in operating expenses but excludes $0.5 million and $1.4 million, respectively, which are included in Restructuring and other expenses and are related to the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements. See Note 11, Share-Based Compensation, to our audited combined financial statements for further details. The reconciliation of total segment assets to the Company’s total combined assets is as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Assets
Starz Networks	$2,017.8	$2,001.8
International	6.5	11.2
Other unallocated assets(1)	148.9	89.1
Assets of discontinued operations	—	37.0
	$2,173.2	$2,139.1
_____________________
(1)Other unallocated assets primarily consist of cash and other assets.
Long-lived assets by geographic location are as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Long-lived assets(1)
United States	$1,180.5	$1,038.5
_____________
(1)Long-lived assets represents programming content, net, property and equipment, net, and other assets.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

For the fiscal year ended March 31, 2025, the Company had revenue from one individual customer which individually represented greater than 10% of combined revenue, amounting to $406.5 million in continuing operations, respectively, primarily related to the Company's Starz Networks segment. For the fiscal year ended March 31, 2024, the Company had revenue from two individual customers which individually represented greater than 10% of combined revenue, amounting to $384.2 million in continuing operations and $95.6 million in continuing operations, respectively, primarily related to the Company's Starz Networks segment. For the fiscal year ended March 31, 2023, the Company had revenue from one individual customer which individually represented greater than 10% of combined revenue, amounting to $374.1 million primarily related to the Company's Starz Networks segment.
As of March 31, 2025, the Company had accounts receivable due from three customers which individually represented greater than 10% of total combined accounts receivable, amounting to $19.4 million, $5.9 million, and $4.7 million respectively. As of March 31, 2024, the Company had accounts receivable due from four customers which individually represented greater than 10% of total combined accounts receivable, amounting to $5.9 million, $7.1 million, $11.3 million, and $7.3 million, respectively.
15. Commitments and Contingencies
Commitments
The following table sets forth the future annual repayment of contractual commitments as of March 31, 2025:

	Year Ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Programming related payables(1)	$190.7	$142.2	$0.2	$—	$—	$—	$333.1
Interest payments(2)	39.3	39.3	39.3	39.3	1.6	—	158.8
Other contractual obligations	44.7	9.3	2.5	2.1	1.8	13.5	73.9
Due to the LG Studios Business	120.6	10.4	0.1	—	—	—	131.1
Total future commitments under contractual obligations	$395.3	$201.2	$42.1	$41.4	$3.4	$13.5	$696.9
____________________________
(1)Programming related payables include program rights commitments not reflected on the combined balance sheets as they did not then meet the criteria for recognition. Program rights commitments represent contractual commitments under programming license agreements related to third party commitments for our original series in production and films that are not available for exhibition until some future date (see below for further details).
(2)Includes cash interest payments on the Company's corporate debt as of March 31, 2025.
The Company has an exclusive multiyear output licensing agreement with New Lionsgate for Lionsgate label titles theatrically released in the U.S. starting January 1, 2022, and for New Lionsgate's Summit label titles theatrically released in the U.S. starting January 1, 2023 and an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The programming fees to be paid by the Company under these arrangements are based on the quantity and domestic theatrical exhibition receipts of qualifying films. The Company is unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.
The Company also has certain run-of-series licensing commitments. Such commitments would obligate the Company to license a future series of programming once the series is approved for production. The Company is unable to estimate the amounts to be paid under these commitments, however, such amounts may be significant.
Multiemployer Benefit Plans. The Company contributes to various multiemployer pension plans under the terms of collective bargaining agreements. The Company makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers.
The Company does not participate in any multiemployer benefit plans that are considered to be individually significant to the Company, and as of March 31, 2025, all except one of the largest plans in which the Company participates were funded at a level of 80% or greater. The other plan, the Screen Actors Guild - Producers Pension Plan, was funded at 80.1% for the 2024 plan year, but was not considered to be in endangered, critical, or critical and declining status in the 2024 plan year. Total contributions made by the Company to multiemployer pension and other benefit plans for the fiscal years ended March 31, 2025, 2024 and 2023 were $1.7 million, $1.7 million and $3.3 million, respectively, related to continuing operations.
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
As of March 31, 2025, the Company is not a party to any material pending claims or material legal proceedings and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.
For additional detail regarding certain legal proceedings in which Starz is involved, Starz provides the following information: On August 27, 2024, purported holders of former 5.5% Notes of ours (prior to the Separation) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing based on a May 2024 transaction in which the Company exchanged approximately $390 million in aggregate principal amount of 5.5% Notes for new 5.5% exchange notes due 2029 (now, the 6% Notes) and entered into Supplemental Indenture No. 10 to the indenture governing the 5.5% Notes (the “Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories and brought claims against other parties. Starz filed a motion to dismiss the claims. On May 23, 2025, both plaintiffs amended their complaints in view of the completion of the Separation, and on June 10, 2025, Starz moved to dismiss the amended complaints.
Although Starz believes that the existing allegations are without merit, there can be no assurance that the plaintiffs will not be successful in obtaining relief sought in their amended complaints. If the plaintiffs are successful, they may issue a notice of default to the trustee of the 5.5% Notes and seek accelerated payments for amounts due under the 5.5% Notes. These actions may result in an outcome that could have a material adverse impact on Starz’s business, operations and financial conditions as well as their stakeholders, as any such action could require payments on the 5.5% Notes earlier than expected.
Even if Starz is successful in defending against such claims, it may expend significant management time and attention and funds to defend against such claims.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

16. Additional Financial Information
The following tables present supplemental information related to the combined financial statements.
Cash and Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents and cash in assets of discontinued operations reported in the combined balance sheet to the total amounts reported in the combined statements of cash flows at March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Cash and cash equivalents	$17.8	$23.0
Cash in assets of discontinued operations — current	—	14.0
Total cash, cash equivalents and cash in assets of discontinued operations	$17.8	$37.0
Accounts Receivable Monetization
Under the Company's accounts receivable monetization programs, the Company has entered into individual agreements to monetize certain of its trade accounts receivable directly with both non-related third-party purchasers and Old Lionsgate, as further described below.
Under the accounts receivable monetization programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows.
The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in other expense on the combined statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the fiscal years ended March 31, 2025, 2024 and 2023.
Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)

Carrying value of receivables transferred and derecognized	$822.2	$987.1	$1,190.1
Net cash proceeds received from third party purchasers	815.1	894.0	999.7
Net cash proceeds received from Old Lionsgate	—	85.5	183.7
Loss recorded related to transfers of receivables	7.1	7.5	6.7
At March 31, 2025, the outstanding amount of receivables derecognized from the Company's combined balance sheets, but which the Company continues to service, related to the Company's individual agreements to monetize trade accounts receivable was $144.2 million (March 31, 2024 — $164.2 million).

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Other Assets
The composition of the Company’s other assets is as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$18.4	$18.1
	$18.4	$18.1

Other non-current assets
Accounts receivable	$4.5	$3.5
Operating lease right-of-use assets	37.3	44.5
	$41.8	$48.0
Programming related payables
Programming related payables include accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.
Other Accrued Liabilities and Other Liabilities
The composition of the Company’s other accrued liabilities (current) and other liabilities (non-current) is as follows:

	March 31, 2025	March 31, 2024
	(Amounts in millions)
Other accrued liabilities (current)
Employee related liabilities	$27.9	$28.4
Operating lease liabilities	9.9	9.0
Interest payable	18.0	18.0
Other accrued expenses and short-term liabilities	8.7	10.4
	$64.5	$65.8
Other liabilities (non-current)
Income tax payable	$—	$7.4
Operating lease liabilities	45.6	55.4
Programming related payables	26.5	13.7
Other long-term liabilities	3.8	3.4
	$75.9	$79.9
Supplemental Cash Flow Information
Interest paid during the fiscal year ended March 31, 2025 amounted to $42.3 million (2024 — $45.6 million, 2023 — $59.0 million).
Income taxes paid during the fiscal year ended March 31, 2025 amounted to $1.1 million (2024 — $3.0 million, 2023 — $8.6 million).
There were no significant non-cash investing or financing activities, except for a non cash transfer of debt through Parent net investment of $35.0 million in connection with the Studio Separation during the fiscal year ended March 31, 2025 (see Note 17, Related Party Transactions, for further details), for the fiscal years ended March 31, 2025, 2024 and 2023.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information related to leases was as follows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11.2	$10.4	$2.0

Increase (decrease) in right-of-use assets and lease liability due to a reassessment event:
Operating leases — increase (decrease) in right-of-use assets	$—	$—	$15.6
Operating leases — increase (decrease) in lease liability	$—	$—	$15.6

17. Related Party Transactions
Transactions with Lionsgate
As described in Note 1, prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Company or borrowed under certain debt obligations was routinely transferred into accounts managed by Old Lionsgate’s centralized treasury function which was then transferred to the Company or the LG Studios Business to fund operating activities when needed.
Because of this centralized approach to cash management, financial transactions for cash movement, except for cash settlement of specific payables with Old Lionsgate, were accounted for through the net parent investment account. Settlement of payables and receivables with Old Lionsgate when due were also accounted for through the net parent investment account. Net parent investment is presented in the combined statements of equity (deficit). Settlements of amounts payable and receivable when due through the net parent investment account are reflected as cash payments or receipts for the applicable operating transaction within operating activities in the combined statements of cash flows, with the net change in parent net investment included within financing activities in the combined statements of cash flows.
Intercompany Revolver: In connection with the Studio Separation, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned subsidiary of Lionsgate Studios (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“LGCH1”) (which was renamed Starz Capital Holdings 1, Inc. at Separation), entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time, provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. Amounts advanced by one party will be used to repay existing indebtedness owing to the other party thereunder, if any, such that at no time will amounts be owing in both directions. The net amount owing under the Intercompany Revolver, at any time, shall bear interest on the outstanding principal amount at a rate equal to adjusted term SOFR plus 1.75%. There was $81.6 million outstanding and due to LGCH1 at March 31, 2025. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Revolver were repaid in full and all commitments thereunder were terminated. The cash flows related to the intercompany revolver are presented as increases and decreases in the LG Studios Business loan receivable on the combined statements of cash flows.
On May 6, 2025, Starz entered into several agreements with Old Lionsgate and New Lionsgate in connection with the completion of the Transactions, including the following:
•Separation Agreement;
•Transition Services Agreement;
•Employee Matters Agreement; and
•Amendment to Tax Matters Agreement, pursuant to which New Lionsgate was made a party to the Tax Matters Agreement.
A summary of the principal terms of each of these agreements is set forth in the section entitled “Certain Relationships and Related Party Transactions” contained in the Registration Statement. These summaries are incorporated herein by reference. The

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits hereto, and are incorporated herein by reference.
In the normal course of business, the Company enters into transactions with Old Lionsgate and the LG Studios Business which include the following, which unless otherwise indicated are settled through net parent investment at the time of the transaction:
Licensing of content from the LG Studios Business: The Company licenses motion pictures and television programming (including Starz original productions) from the LG Studios Business. The license fees incurred generally are due upon delivery or due at a point in time following the first showing. Prior to the Studio Separation, license fees related to Starz original programs were settled with the LG Studios Business through parent net investment. License fees related to library and output content purchased for the U.S. operations are generally settled in cash. License fees payable, not yet due and not yet paid to the LG Studios Business, are reflected in Due to LG Studios Business on the combined balance sheets.
In connection with licensing content from the LG Studios Business, the Company incurred and expensed incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs resulting from circumstances associated with the COVID-19 global pandemic. The charges from the LG Studios Business are included in direct operating expense. See Note 13, Restructuring and Other, to our audited combined financial statements for further details.
Corporate expense allocations: As previously described in Note 1, the accompanying combined financial statements include allocations of certain general and administrative expenses from Old Lionsgate related to certain corporate and shared service functions historically provided by Old Lionsgate, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. During the fiscal year ended March 31, 2025, corporate expense allocations amounted to $2.3 million (2024 — $25.6 million, 2023 — $21.9 million). At Studio Separation, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement resulting in $10.0 million annually charged to the Starz Business up to Separation.
Operating expense reimbursement: As previously described in Note 1, the LG Studios Business pays certain expenses on behalf of the Company such as certain rent expense, employee benefits, insurance and other administrative operating costs. The Company also pays certain expenses on behalf of the LG Studios Business such as legal expenses, software development costs and severance. These expenditures are reflected in the financial statements of the Company and the LG Studios Business as applicable.
Share-based compensation: Old Lionsgate provides share-based compensation related to the Company's employees and as part of its corporate expense allocations a proportionate amount of the share-based compensation related to those corporate functions is allocated to the Company.
Monetization of certain accounts receivables: The Company historically had an agreement with the LG Studios Business to transfer certain accounts receivables to the LG Studios Business to participate in the LG Studios Business' pooled monetization arrangement, which concluded in October 2023. The Company accounted for the transfers of these receivables as a sale, removed (derecognized) the carrying amount of the receivables from its balance sheets and classified the proceeds received against parent net investment, see Note 16, Additional Financial Information, to our audited combined financial statements for further details.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Parent Net Investment
The net transfers to and from Old Lionsgate discussed above were as follows:

	Year Ended
	March 31,
	2025	2024	2023
	(Amounts in millions)

Cash pooling and general financing activities	$(79.0)	$223.3	$(10.6)
Licensing of content(1)	0.8	(550.1)	(713.2)
Operating expense reimbursement	5.3	(7.0)	(13.3)
Corporate expense allocations (excluding allocation of share-based compensation)	(2.4)	(27.9)	(22.3)
Proceeds from sales of accounts receivable	—	85.5	183.7
Net transfers from Parent per combined statements of cash flows(2)	$(75.3)	$(276.2)	$(575.7)
Share based compensation (including allocation of share-based compensation)(3)	(18.3)	(26.4)	(28.7)
Other non-cash transfer(4)	35.2	—	—
Net transfers from Parent per combined statements of equity (deficit)	$(58.4)	$(302.6)	$(604.4)
_____________________
(1)Reflects the settlement of amounts due to the LG Studios Business related to the LG Studios Business' licensing arrangements with the Company.
(2)Amounts include net transfers from Parent included in net cash flows provided by financing activities from discontinued operations of $2.8 million for the fiscal year ended March 31, 2025 (2024 — $146.7 million, 2023 — $228.0 million).
(3)Amounts include share based compensation from discontinued operations of $0.3 million for the fiscal year ended March 31, 2025 (2024 — $1.8 million, 2023 — $3.0 million).
(4)Includes a non cash transfer of debt through Parent net investment of $35.0 million in connection with the Studio Separation during the fiscal year ended March 31, 2025 that was accounted for through the Due to LG Studios Business as it was under the Old Lionsgate's revolving credit facility available to the Company.

Other Related Party Transactions
On May 6, 2025, Starz entered into several agreements with each of Discovery Lightning Investments Ltd., Warner Bros. Discovery, Inc., Liberty Global Ventures Limited, Liberty Global Ltd., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP, MHR Institutional Partners IV LP and MHR Fund Management LLC and affiliated funds thereto, including the following:
•Starz Voting Agreement;
•Starz Registration Rights Agreements; and
•Starz Investor Rights Agreement.
A summary of the principal terms of each of these agreements is set forth in the section entitled “Certain Relationships and Related Party Transactions” contained in the Registration Statement. These summaries are incorporated herein by reference. The summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits hereto, and are incorporated herein by reference.
On May 6, 2025, Starz also entered into an advisory services agreement with Michael Burns, wherein Mr. Burns was engaged as an independent contractor to act as a senior advisor to the Chief Executive Officer of Starz, providing strategic guidance to the CEO, with a primary focus on corporate finance, mergers, acquisitions, and related deal structuring transactions. The foregoing description is not meant to be complete and is qualified by reference to the full text of the advisory services agreement, which is filed as an exhibit hereto and incorporated by reference herein.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

18. Subsequent Events
Separation
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by the Arrangement Agreement, completed the separation of the LG Studios Business from the Starz Business. As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business previously held by Old Lionsgate, and (2) New Lionsgate, which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders. See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, to our audited combined financial statements for further details.
In connection with the completion of the Separation and related transactions, pre-transaction shareholders of Old Lionsgate holding Class A voting shares (“Old Lionsgate Class A Shares”) received one and twelve one-hundredths (1.12) New Lionsgate new common shares (“New Lionsgate Common Shares”) and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares (“Starz Common Shares”) and pre-transaction shareholders of Old Lionsgate holding Class B non-voting shares (“Old Lionsgate Class B Shares”) received one New Lionsgate Common Share and one Starz Entertainment Corp. Common Share. Pre-transaction Legacy Lionsgate Studios shareholders, other than Old Lionsgate and dissenting shareholders, received, in exchange for each Legacy Lionsgate Studios common share, without par value (“Legacy Lionsgate Studios Common Share”), they held, a number of New Lionsgate Common Shares equal to the product of the Lionsgate Studios Consideration Shares divided by the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation and held by Legacy Lionsgate Studios shareholders other than Old Lionsgate (such shares, the “LG Studios Flip Shares” and such ratio, the “LG Studios Reorganization Ratio”). The LG Studios Consideration Shares equals the aggregate number of Legacy Lionsgate Studios Common Shares obtained when the LG Studios Flip Percentage is multiplied by the quotient of (a) the aggregate number of New Lionsgate Common Shares issued to New Lionsgate shareholders divided by (b) 1 minus the LG Studios Flip Percentage. The LG Studios Flip Percentage equals the quotient, expressed as a percentage, of (1) the LG Studios Flip Shares divided by (2) the total number of Legacy Lionsgate Studios Common Shares issued and outstanding immediately prior to the Starz Separation. Such transactions by Legacy Lionsgate Studios shareholders are collectively referred to as the “LG Studios Flip.”
Each of New Lionsgate and Starz Entertainment Corp. have a single class of “one share, one vote” common shares.
In addition, the Starz Common Shares were consolidated on a 15-to-1 basis, such that every fifteen (15) Starz Common Shares prior to the Separation were consolidated into one (1) Starz Common Share.
Following completion of the Starz Separation, New Lionsgate Common Shares began trading under the symbol “LION” on the New York Stock Exchange (“NYSE”) and Starz Common Shares began trading under the symbol “STRZ” on the Nasdaq Global Select Market (“NASDAQ”). Old Lionsgate Class A Shares and Old Lionsgate Class B Shares were withdrawn from listing on NYSE and Legacy Lionsgate Studios Common Shares were withdrawn from listing on NASDAQ.
Financing On May 6, 2025, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Credit Agreement, were repaid in full and all commitments thereunder were terminated.
Starz Credit Agreement On May 6, 2025, in connection with the consummation of the Separation, Starz entered into a new credit agreement (the “Credit Agreement”) with Starz Capital Holdings LLC, as borrower (the “Borrower”), the guarantors referred to therein, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for (i) a $300.0 million senior secured term loan credit facility and (ii) a $150.0 million senior secured revolving credit facility. The Credit Agreement and commitments thereunder will mature on the date that is five years after the closing date of the facility. Borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at the Borrower’s option, either Term SOFR (subject to a 0.00% floor) or a base rate, in each case plus an applicable margin initially of 3% for Term SOFR loans and 2% for base rate loans. On and after the first full fiscal quarter of Starz after the closing date of the Credit Agreement, the applicable margin will vary based on the Borrower’s Net Total Leverage Ratio (as defined in the Credit Agreement).
The Borrower will pay a commitment fee equal to 0.375% per annum in respect of unutilized commitments thereunder.

STARZ BUSINESS OF LIONS GATE ENTERTAINMENT CORP.
NOTES TO AUDITED COMBINED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Credit Agreement may be used for working capital needs and other general corporate purposes, including the financing of permitted acquisitions and investments.
The Borrower’s obligations under the Credit Agreement are guaranteed by Starz and substantially all of its wholly owned restricted subsidiaries and secured by substantially all assets of the Borrower and the guarantors, in each case subject to certain customary exceptions.
The Credit Agreement contains certain customary affirmative and negative covenants that limit the ability of the Borrower and its restricted subsidiaries, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Credit Agreement also contains events of default customary for financings of this type, including relating to a change of control.
In addition, the Credit Agreement contains financial covenants requiring the Borrower to maintain (A) a Net Total Leverage Ratio, as of the last day of each fiscal quarter of Starz ending on and after (i) June 30, 2025, no greater than 4.50 to 1.00; (ii) March 31, 2026, no greater than 4.25 to 1.00; (iii) March 31, 2027, no greater than 4.00 to 1.00; and (iv) March 31, 2028, no greater than 3.50 to 1.00; (B) a Net First Lien Leverage Ratio (as defined in the Credit Agreement) no greater than 3.00 to 1.00; and (C) an Interest Coverage Ratio (as defined in the Credit Agreement) no less than 2.50 to 1.00.
Exchange Notes On May 6, 2025, in connection with the completion of the Separation, Starz was released and discharged from all obligations in connection with the Exchange Notes by way of supplemental indenture (the "Supplemental Indenture"). Pursuant to the terms of the Supplemental Indenture, LGTV, a subsidiary of New Lionsgate, agreed to assume and perform as primary obligor all obligations of the initial issuer under the Exchange Notes.
Incentive Plans On May 6, 2025, the Starz Entertainment Corp. 2025 Performance Incentive Plan (the “Starz 2025 Plan”) became effective, with respect to 3,325,000 Starz Common Shares. The Starz 2025 Plan was approved prior to the Separation by the Board of Directors of Old Lionsgate, to be effective as of the date of the Separation, subject to the approval of holders of Old Lionsgate Class A shares, as further described in the Registration Statement, whose approval was obtained on April 23, 2025. Awards outstanding under the equity plans of Old Lionsgate immediately prior to the Separation held by Old Lionsgate employees and directors who became employees or directors of Starz were converted into awards of Starz immediately after the Separation and assumed under the Starz 2025 Plan, except that awards of individuals who will be serving as non-employee directors of both New Lionsgate and Starz were only partially converted into awards under the Starz 2025 Plan.
Other Separation Related Agreements. On May 6, 2025, Starz entered into several agreements with Legacy LG Studios and New Lionsgate in connection with the completion of the Separation, including the Separation Agreement; Transition Services Agreement; Employee Matters Agreement; and Amendment to Tax Matters Agreement, pursuant to which New Lionsgate was made a party to the Tax Matters Agreement.
In addition, Starz entered into several agreements with each of Discovery Lightning Investments Ltd., Warner Bros. Discovery, Inc., Liberty Global Ventures Limited, Liberty Global Ltd., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP, MHR Institutional Partners IV LP and MHR Fund Management LLC and affiliated funds thereto, including the Starz Voting Agreement; Starz Registration Rights Agreements; and Starz Investor Rights Agreement.
Other Events
On May 8, 2025, the Board of Directors of Starz Entertainment Corp. approved a change in Starz’s fiscal year end from March 31 to December 31. The date of Starz’s next fiscal year end will be December 31, 2025. As a result of the change, Starz will file a Transition Report on Form 10-K for the nine-month transition period from April 1, 2025 to December 31, 2025.