Form 10-K/A
period 2025-03-31
STARZ ENTERTAINMENT CORP /CN/
filed 2025-07-29
CIK 929351

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. As of July 11, 2025, 16,721,810 shares of the registrant’s common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 and 13 of Part III of this Form 10-K/A incorporate by reference to the registrant’s Form 10-K for the fiscal year ended March 31, 2025 and the registrant’s amended joint proxy statement/prospectus filed on March 13, 2025 (the “Registration Statement”).

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends Starz Entertainment Corp.’s (the “Company,” “Starz,” “we,” “us” or “our”) Annual Report on Form 10-K for the year ended March 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2025 (the “Original Filing”). We are filing this Form 10-K/A pursuant to General Instruction G(3) of Form 10-K, as we will not file a definitive proxy statement for the 2025 fiscal year containing the information described below before the 120th day after the end of our last fiscal year. Accordingly, this Form 10-K/A is being filed solely to:
•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Filing to include the information required by and not included in such Items; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Form 10/K-A under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Separation
Prior to the Separation, as defined and further discussed below, Starz Entertainment Corp. (the “Starz Business”) substantially consisted of Lions Gate Entertainment Corp's (“Old Lionsgate” or “Parent”) Media Networks segment consisting of (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct-to-consumer basis through the Starz App and through wholesale U.S. and Canada OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”), and (ii) International, which at that time primarily consisted of the OTT distribution of subscription video services outside the U.S. and Canada. Old Lionsgate also had a subsidiary Lionsgate Studios Corp. (formerly trading on the Nasdaq Stock Market under the ticker symbol LION) (“Legacy Lionsgate Studios”) that included the company’s motion picture and television studio operations (collectively referred to as the “LG Studios Business”).
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by the arrangement agreement, dated as of January 29, 2025, as amended by an agreement, dated as of March 12, 2025 (as amended, the “Arrangement Agreement”) completed the separation of the LG Studios Business from the Starz Business (the “Separation”). As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders.
Because the Separation occurred after the end of the fiscal year ended March 31, 2025, the information set forth in Item 11 of this Form 10-K/A for fiscal year 2025 reflects the compensation decisions regarding, and the compensation actually paid to, Old Lionsgate’s executive officers and directors.
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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors in the Original Filing. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in this report and the Original Filing.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the benefits of the Separation (as defined below); unexpected costs related to the Separation (as defined below); the substantial investment of capital required to produce, market, and distribute programming; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our programming; risks related to acquisition and integration of future acquired businesses; the effects of dispositions of businesses or assets, including individual series or film libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and past and future bank failures; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruptions and strikes; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors in the Original Filing.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following persons currently serve as members of the Board of Directors (the “Board”) of Starz Entertainment Corp. (the “Company,” “Starz,” “we,” “us” or “our”). There are no family relationships among the directors or executive officers of the Company. Ages are as of July 25, 2025.

MICHAEL BURNS

Age: 66 Director Since: May 2025 Position with the Company: Senior Advisor/Consultant to Starz’s Chief Executive Officer Residence: Los Angeles, California
Business Experience
Mr. Burns has been Lionsgate Studio Corp.’s Vice Chair since May 2025. From May 2024 to May 2025, Mr. Burns served as the Vice Chair of Legacy Lionsgate Studios. From March 2000 to May 2025, Mr. Burns served as the Vice Chair of Old Lionsgate (as hereafter defined). Mr. Burns served as Managing Director and Head of Prudential Securities Inc.’s Los Angeles Investment Banking Office from 1991 to March 2000.

Other Directorships
Mr. Burns was a director of Old Lionsgate from August 1999 to May 2025 and a director of Legacy Lionsgate Studios. from May 2024 to May 2025. Mr. Burns was a director of Hasbro, Inc. (NASDAQ: HAS) from 2014 to 2024.

Qualifications
Mr. Burns helped build Old Lionsgate into a multibillion-dollar diversified global content leader. Mr. Burns’ notable tenure in investment banking prior to Lionsgate, where he focused on securing equity for the media and entertainment sector, equips him with valuable insights and expertise to support the Board in navigating complex financial transactions and strategic decisions. His understanding of Starz’s operations, coupled with his strategic acumen, industry expertise and expansive professional network, make him an invaluable member of the Board.

MIGNON L. CLYBURN*

Age: 62 Independent Director Since: May 2025 Committee Membership: Audit & Risk Committee Residence: Charleston, South Carolina * Ethnic/gender diverse member of the Board
Business Experience
Ms. Clyburn is President of MLC Strategies, LLC, a Washington, D.C.-based consulting firm, a position she has held since January 2019. Previously, Ms. Clyburn served as a Commissioner of the U.S. Federal Communications Commission (the “FCC”) from 2009 to 2018, including as acting chair. While at the FCC, she was committed to closing the digital divide and championed the modernization of the agency’s Lifeline Program, which assists low-income consumers with voice and broadband service. In addition, Ms. Clyburn promoted diversity in media ownership, initiated Inmate Calling Services reforms, supported inclusion in STEM opportunities and fought for an open internet. Prior to her federal appointment, Ms. Clyburn served 11 years on the Public Service Commission of South Carolina and worked for nearly 15 years as publisher of the Coastal Times, a Charleston weekly newspaper focused on the African American community.

Other Directorships
Ms. Clyburn was a director of Old Lionsgate from September 2020 to May 2025, a director of RingCentral, Inc. (NYSE: RNG) since November 2020, and a director of Lionsgate Studio Corp. from May 2024 to May 2025. Ms. Clyburn previously served on the board of directors of Charah Solutions, Inc. from November 2020 to July 2023.

Qualifications
Ms. Clyburn has extensive experience as a state regulator of investor-owned utilities and as a federal commissioner in the technology and telecommunications fields. Such expertise and her additional background as a successful business executive, makes Ms. Clyburn invaluable and well qualified to serve on the Board.

EMILY FINE*

Age: 51 Independent Director Since: May 2025 Committee Membership: Nominating & Corporate Governance Committee Residence: New York, New York * Ethnic/gender diverse member of the Board
Business Experience
Ms. Fine is a principal of MHR Fund Management, a New York-based private equity firm that manages approximately $5 billion of capital and has holdings in public and private companies in a variety of industries. Ms. Fine joined MHR Fund Management in 2002 and is a member of the firm’s investment committee. Prior to joining MHR Fund Management, Ms. Fine served as Senior Vice President at Cerberus Capital Management, L.P. and also worked at Merrill Lynch in the Telecom, Media & Technology Investment Banking Group, where she focused primarily on media merger and acquisition transactions.

Other Directorships
Ms. Fine served as a director of Old Lionsgate from November 2015 to May 2025. Ms. Fine served as a director of Legacy Lionsgate Studios from May 2024 to May 2025. Ms. Fine has served on the Lionsgate Studios Corp. Board since May 2025, and is a member of its Nominating and Corporate Governance Committee. Ms. Fine also serves on the Board of Directors of Rumie Initiative, a non-profit organization dedicated to providing access to free educational content through digital microlearning. Ms. Fine also serves on the Board of Directors of private companies Thor Resources and Magnet Companies.

Qualifications
Ms. Fine brings to the Board a unique perspective of Lionsgate’s business operations and valuable insight regarding financial matters. Ms. Fine has over 25 years of investing experience and experience working with various companies in the media industry, including, as a principal of MHR Fund Management, working closely with Lionsgate over the past fourteen years.

Investor Rights Agreement Ms. Fine serves as a designee of MHR Fund Management under the Investor Rights Agreement (discussed below).

LISA GERSH*

Age: 66

Independent Director Since:
May 2025

Committee Membership:
Compensation & Talent Committee, Nominating & Corporate Governance Committee (Chair)

Residence:
Miami Beach, Florida, U.S.

* Ethnic/gender diverse member of the Board

Business Experience
In 2000, Ms. Gersh co-founded Oxygen Media with Geraldine Laybourne and served as its President and Chief Operating Officer. In 2007, Oxygen was acquired by NBC Universal and Ms. Gersh was made the President of Strategic Initiatives at NBC. While she was at NBC, Ms. Gersh played an instrumental role in NBC Universal’s multibillion-dollar acquisition of The Weather Channel Companies and served as interim Chief Executive Officer in 2009. In addition, Ms. Gersh pioneered the creation of Education Nation, a multi-media platform focused on engaging the public in a conversation about improving education in the U.S. From October 2017 to October 2018, Ms. Gersh served as Chief Executive Officer of Alexander Wang, a global fashion brand based in New York City. Prior to that, Ms. Gersh was the Chief Executive Officer of Goop, Inc. (a lifestyle brand founded by Gwyneth Paltrow), serving in that role from 2014 until 2016. Prior to Goop, Ms. Gersh served as President and Chief Executive Officer of Martha Stewart Living Omnimedia, Inc. until 2013.

Previously, Ms. Gersh had 13 years of experience creating strong corporate partnerships and other strategic relationships at the New York law firm, Friedman Kaplan & Seiler LLP, which she co-founded and where she served as partner from 1986 to 1998. Ms. Gersh began her career as an attorney with Debevoise & Plimpton. Ms. Gersh holds a B.A. from SUNY Binghamton and a J.D. from Rutgers Law School.

Other Directorships
Ms. Gersh has served on the Board of Directors of Hasbro, Inc. (Nasdaq: HAS) since July 2010, where she is the Chair of the Compensation Committee and serves on the Nominating, Governance and Social Responsibility Committee. Ms. Gersh also served on the Board of Directors of MoneyLion (NYSE: ML) from 2021 to 2025, where she chaired the Nominating and Governance Committee and serves on the Compensation Committee. Ms. Gersh serves on one private company Board, Jones Road, a cosmetics company founded by Bobbi Brown and is on the Board of The Bail Project, a national nonprofit organization that pays bail for people in need, reuniting families and restoring the presumption of innocence.

Qualifications
Ms. Gersh is a seasoned operating executive and public company board member with extensive leadership experience. As a former Chief Executive Officer of multiple companies and a current member of two public boards, Ms. Gersh provides effective oversight and exceptional strategic and operational expertise to the Board.

JEFFREY A. HIRSCH

Age: 53 Position with Starz: President and Chief Executive Officer Residence: Los Angeles, CA, U.S.
Business Experience
Mr. Hirsch has served as the President and Chief Executive Officer of Starz Business since September 2019, shaping its overall business and programming strategy and overseeing the continued evolution and expansion of its streaming platform. Under Mr. Hirsch’s leadership, the Starz Business launched the highly rated STARZ app offering the ability to stream or download Starz premium content. Since the launch of the app, Mr. Hirsch has continued to lead the Starz Business through a successful transition to a majority digital over-the-top business. Mr. Hirsch previously served as the Chief Operating Officer of Starz from June 2016 to September 2019 after joining Starz in July 2015 as President of Global Marketing and Product Development. Prior to that, Mr. Hirsch served as Executive Vice President and Chief Marketing Officer, Residential Services at Time Warner Cable from January 2013 to January 2015. In 2012, Mr. Hirsch was recognized as the sole recipient of the Vanguard Award for Young Leadership and was twice ranked by Forbes for his executive talents and influence in marketing and social media.

Qualifications
As the President and Chief Executive Officer of Starz, Mr. Hirsch is responsible for the day-to-day supervision, management and control of the business and affairs of Starz, develop its strategic direction, and serve as a bridge between management and the Board to support the alignment of the goals of both.

BRUCE MANN

Age: 69 Independent Director Since: May 2025 Committee Membership: Nominating & Corporate Governance Committee Residence: Pacific Palisades, CA, U.S.
Business Experience
Mr. Mann is Managing Director, Chief Content Officer for Liberty Global and is responsible for content investments, partnerships, and strategy based in Los Angeles. Mr. Mann oversees Liberty Global’s Content Investments which represents circa $1.5bn in value through its strategic and co-controlling stakes in companies such as All3 Media, Formula E, TelevisaUnivision and ITV. Liberty Global Content’s planning and partnership team also manages relationships with the global streamers while working closely with its operating companies to maximize the value of its $1.8bn annual investment in its acquired and produced content. Prior to rejoining Liberty Global in 2016, Mr. Mann ran XYZnetworks, Liberty Global’s joint venture with News Corp.-owned Foxtel, which owned, operated, or distributed 11 basic cable television channels. Mr. Mann was also a founding member of Austar Entertainment, Liberty Global’s publicly traded operation in Australia. During his 30 year plus U.S. domestic and international career, Mr. Mann has held several roles in media and sports with TVN, Austar Entertainment, Time Warner, E! Entertainment and the then Washington Redskins. Mr. Mann holds a BA in Business Administration from Clarion University.

Other Directorships Mr. Mann is on the Board of Directors of Range Media Partners, and was a member of the Board of Directors of All3 Media until 2024 and a board observer of Formula E.

Qualifications
Mr. Mann is a valuable member of the Board, bringing extensive experience in content investments, partnerships, and strategy. With a distinguished background in media and entertainment, Mr. Mann offers exceptional expertise in managing investments and strategic relationships that benefit the Board.

Investor Rights Agreement Mr. Mann serves as the designee of Liberty under the Starz Investor Rights Agreement.

MARK H. RACHESKY, M.D.

Age: 66 Independent Director Since: May 2025 Committee Membership: Compensation & Talent Committee Residence: New York, New York
Business Experience
Dr. Rachesky is Founder and Chief Investment Officer of MHR Fund Management LLC, a New York-based private equity firm that manages approximately $5 billion of capital and has holdings in public and private companies across a variety of industries.

Other Directorships
Dr. Rachesky has served as a director of Lionsgate Studios Corp. since May 2025 and is a member of its Compensation Committee. Dr. Rachesky served as a director of Legacy Lionsgate Studios from May 2024 to May 2025 and was a director of Old Lionsgate from September 2009 to May 2025.

Dr. Rachesky is also the Non-Executive Chairman of the Board of Directors, member of the Nominating Committee and the Human Resources and Compensation Committee of Telesat Corporation (NASDAQ: TSAT), and a director and member of the Nominating Committee, the Corporate Governance Committee and the Compensation Committee of Titan International, Inc. (NYSE: TWI). Dr. Rachesky formerly served on the Board of Directors of Loral Space & Communications Inc. until its merger with Telesat Canada in November 2021, on the Board of Directors of Navistar International Corporation (NYSE: NAV) until its merger with Traton SE in July 2021, and on the Board of Directors of Emisphere Technologies Inc. until it was acquired by Novo Nordisk in December 2020. Dr. Rachesky also serves on the Board of Directors of Mt. Sinai Hospital Children’s Center Foundation, the Board of Advisors of Columbia University Medical Center, as well as the Board of Overseers of the University of Pennsylvania, and the Advisory Board of Mt. Sinai Associates.

Qualifications
Dr. Rachesky offers strong leadership, deep financial expertise, and broad business acumen, backed by over 25 years of successful investments across various industries. Dr. Rachesky’s experience as chair and director of both public and private companies provides valuable, insightful perspectives on the economic, financial, and business dynamics that help shape Starz’s strategic direction.

Investor Rights Agreement Dr. Rachesky serves as a designee of MHR Fund Management under the Starz Investor Rights Agreement.

JOSHUA W. SAPAN

Age: 74 Independent Director Since: May 2025 Committee Membership: Compensation & Talent Committee (Chair) Residence: New York, NY, U.S.
Business Experience
Mr. Sapan is the President of Sapan Studio, a boutique media film television production and investment company he founded in 2022.

Previously, Mr. Sapan served as the Chief Executive Officer of AMC Networks, Inc. (Nasdaq: AMCX) (“AMC”) from 1996 to September 2021. Mr. Sapan joined AMC in 1987, was named its Chief Executive Officer in 1995 and served as Executive Vice Chairman from September 2021 to December 2022. In June 2011, Mr. Sapan led the company’s successful spin-off from Cablevision Systems Corporation as AMC began trading as a separate public company on the Nasdaq stock exchange. During his tenure at AMC, Mr. Sapan evolved the business from a collection of U.S. cable channels showcasing classic movies to a company known for original programming. Mr. Sapan is credited with building some of television’s most influential entertainment shows, including AMC’s “The Walking Dead,” “Mad Men,” “Breaking Bad,” and “Better Call Saul”; BBC AMERICA’s “Killing Eve”; IFC’s “Portlandia” and “Documentary Now!” and SundanceTV’s “Rectify” and “Top of the Lake.” A champion of new voices, Mr. Sapan has brought independent film to wide audiences through IFC Films, supporting the early work of directors such as Lena Dunham, Barry Jenkins, Richard Linklater, Mira Nair, Christopher Nolan, and Lynn Shelton. In 2005, Mr. Sapan opened the brick-and-mortar IFC Center. Mr. Sapan also moved AMC early into the targeted streaming business, launching Sundance Now in 2014 and the horror-centric Shudder in 2015. In 2018, AMC acquired the urban-oriented ALLBLK and British-focused Acorn TV, and in 2020, it launched AMC+.

Mr. Sapan has received a wide range of honors, including induction into the Broadcasting & Cable Hall of Fame, NATPE’s Brandon Tartikoff Legacy Award, the Paley Prize for Innovation and Excellence, and The Media Institute’s Freedom of Speech Award for his contributions to the advancement and protection of free speech. Mr. Sapan serves on the boards of the American Film Institute, the Museum of the Moving Image, New York Public Radio, the New School, People for the American Way, and Haiti Air Ambulance.

Mr. Sapan is the author of four books: “Cable TV” published by Putnam, “The Big Picture: America in Panorama”, and “Third Act,” both from Princeton Architectural Press, and “RX”, a book of poetry published by Red Hen Press in 2023.

Qualifications
Mr. Sapan is a valuable member of the Board, bringing extensive experience in producing independent film and television, as well as making strategic investments in new media enterprises. With a strong background in leadership roles at prominent media organizations, Mr. Sapan offers deep expertise in content production, distribution, and media strategy, positioning him to help guide Starz’s growth as a leading premium subscription video service.

Investor Rights Agreement Mr. Sapan serves as a designee of MHR Fund Management under the Starz Investor Rights Agreement.

HARDWICK SIMMONS

Age: 84 Independent Director Since: May 2025 Committee Membership: Audit & Risk Committee (Chair) Residence: Marion, Massachusetts
Business Experience
Mr. Simmons currently serves as a director of several privately held companies. He is currently president of Stonetex Oil Corp. and a life trustee of Woods Hole Oceanographic Institution. From February 2001 to June 2003, Mr. Simmons served first as Chief Executive Officer and then as Chairman and Chief Executive Officer at The NASDAQ Stock Market Inc. From May 1991 to December 2000, Mr. Simmons served as President and Chief Executive Officer of Prudential Securities Incorporated.

Other Directorships
Mr. Simmons served as a director of Old Lionsgate from June 2005 to May 2025, and was a director of Legacy Lionsgate Studios from May 2024 to May 2025. From 2005 to 2016, Mr. Simmons was the Lead Director and Chairman of the Audit and Risk Committee of Raymond James Financial (NYSE: RJF). Mr. Simmons is a former chairman of the Securities Industry Association, a former director of the Chicago Board Options Exchange, a former lead director of Raymond James Financial and a former president of the New York Bond Club. Mr. Simmons is also a director of private companies Invivoscribe, Inc. and Stonetex Corp.

Qualifications
Through an accomplished career leading one of the largest equity securities trading markets in the world, and managing other significant financial institutions, Mr. Simmons brings invaluable business and financial expertise to the Board in its deliberations on complex transactions and financial matters. Mr. Simmons’ extensive business knowledge and valuable insights into investment banking and regulation further enhances the Board’s ability to effectively oversee Starz’s operations.

HARRY E. SLOAN

Age: 75 Independent Director Since: May 2025 Committee Membership: Audit & Risk Committee, Compensation & Talent Committee Residence: Los Angeles, California
Business Experience
Mr. Sloan is a founder, public company chief executive officer and a leading investor in the media, entertainment and technology industries. Mr. Sloan is the Chairman and CEO of Eagle Equity Partners II, LLC (“Eagle Equity”). Under Mr. Sloan’s leadership, Eagle Equity has acquired and taken public, through special purpose acquisition companies, several digital media companies including, during 2020, DraftKings, Inc. (Nasdaq: DKNG) (“DraftKings”) and Skillz Inc. (NYSE: SKLZ). Mr. Sloan has been at the forefront and evolution of the video gaming industry as one of the founding investors and a Board Member of Zenimax/Bethesda Game Studios, the studio acquired by Microsoft in March 2021. Mr. Sloan co-founded Soaring Eagle Acquisition Corp., which raised $1.725 billion in its initial public offering in February 2021, and in September 2021, completed its initial business combination with Ginkgo Bioworks Holdings, Inc. (NYSE: DNA) (“Ginkgo”). In January 2022, Mr. Sloan and his partners launched Screaming Eagle Acquisition Corp., which became Lionsgate Studios Corp. (Nasdaq: LION) in May 2024. Earlier in his career, Mr. Sloan was Chairman and Chief Executive Officer of MGM Studios and founded and led two public companies in the entertainment media arena, New World Entertainment and SBS Broadcasting, S.A. Mr. Sloan was also one of the founding investors of Lionsgate and served as Lionsgate’s Non-Executive Chairman from 2004 to 2005. In May 2023, Mr. Sloan was appointed by President Biden as a member of the United States Holocaust Memorial Council.

Other Directorships
Mr. Sloan served as a director of Old Lionsgate from December 2021 to May 2025. Mr. Sloan served as a director of Legacy Lionsgate Studios from May 2024 to May 2025. Mr. Sloan has served as a director of Lionsgate Studios Corp. since May 2025 as a member of its Compensation Committee. Mr. Sloan is also a member of the Board of Directors and a member of the Audit Committee of Ginkgo, and Vice Chairman of the Board of Directors and Chair of the Nominating and Corporate Governance Committee of DraftKings.

Qualifications
Mr. Sloan’s extensive experience as an international media investor, entrepreneur, and studio executive uniquely qualifies him to serve on the Board. Mr. Sloan’s wealth of strategic and operational expertise offers valuable insights and contributes meaningfully to Starz’s strategic direction and decision-making processes.

Investor Rights Agreements
On May 6, 2025, Starz entered into several agreements with each of Discovery Lightning Investments Ltd., Warner Bros. Discovery, Inc., Liberty Global Ventures Limited, Liberty Global Ltd., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP, MHR Institutional Partners IV LP and MHR Fund Management LLC and affiliated funds thereto, including the following:
•Starz Voting Agreement;
•Starz Registration Rights Agreements; and
•Starz Investor Rights Agreement.
A summary of the principal terms of each of these agreements is set forth in the section entitled “Certain Relationships and Related Party Transactions” contained in the registrant’s amended joint proxy statement/prospectus filed on March 13, 2025 (the “Registration Statement”). These summaries are incorporated herein by reference. The summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to the Original Filing, and are incorporated herein by reference.
Executive Officers
The following is a list of our executive officers followed by their biographical information. Ages are as of July 25, 2025.

Name	Age	Position
Jeffrey A Hirsch	53	President and Chief Executive Officer
Alison Hoffman	48	President, Starz Networks
Scott Macdonald	63	Chief Financial Officer
Jason Wyrick	55	Executive Vice President, Technology
Audrey Lee	54	Executive Vice President and General Counsel
Jeffrey A. Hirsch has served as the President and Chief Executive Officer of the Starz Business since September 2019, where he shapes its overall business and programming strategy and oversees the continued evolution and expansion of its streaming platform. Under Mr. Hirsch’s leadership, the Starz Business launched the highly rated STARZ app offering the ability to stream or download Starz premium content. Since the launch of the app, Mr. Hirsch has continued to lead Starz through a successful transition to a majority digital over-the-top business. Mr. Hirsch previously served as the Chief Operating Officer of the Starz Business from June 2016 to September 2019 after joining Starz in July 2015 as President of Global Marketing and Product Development. Prior to that, Mr. Hirsch served as Executive Vice President and Chief Marketing Officer, Residential Services at Time Warner Cable from January 2013 to January 2015. In 2012, Mr. Hirsch was recognized as the sole recipient of the Vanguard Award for Young Leadership and twice ranked by Forbes for his executive talents and influence in marketing and social media.
Scott Macdonald has served as Chief Financial Officer of the Starz Business since July 2012 and is responsible for its finance and accounting activities. Mr. Macdonald previously served as Executive Vice President, Finance, Accounting and Treasurer of the Starz Business from October 2007 to June 2012, and as Senior Vice President, Finance, Accounting and Controller from October 2006 to October 2007. Prior to that, Mr. Macdonald served as Senior Vice President and Chief Accounting Officer for Adelphia Communications Corporation from January 2003 to September 2006, Senior Vice President and Corporate Controller for AT&T Broadband from June 1999 to December 2002, and Vice President, Controller of PRIMESTAR, Inc. from October 1996 to May 1999.
Alison Hoffman has served as President of Starz Networks since August 2024, and is responsible for content acquisitions and has revenue and operational responsibility for the retail and wholesale lines of the Starz Business. Ms. Hoffman also oversees key network operations, including distribution, marketing, publicity, product development, analytics and program planning. Ms. Hoffman previously served as President, Domestic Networks of the Starz Business from February 2020 to August 2024, Chief Marketing Officer of the Starz Business from July 2016 to February 2020, as Executive Vice President, Marketing from November 2014 to July 2016, and as Senior Vice President, Originals Marketing from July 2012 to November 2014. Prior to that, Ms. Hoffman served as Vice President, Creative and Brand Strategy at AMC Networks from September 2005 to September 2010 and was a brand and management consultant in New York from June 1998 to September 2005.
Jason Wyrick has served as the Executive Vice President of Technology of the Starz Business since April 2021, and leads its digital, linear, data and content engineering technical transformation while expanding its technology, services, and products. Mr. Wyrick previously served as Senior Vice President, Digital Platforms of the Starz Business since April 2016. Prior to that, Mr. Wyrick held a variety of management and engineering positions at both Fortune 500 companies as well as startups.
Audrey Lee has served as the Executive Vice President and General Counsel of the Starz Business since January 2018, and is responsible for developing the strategic direction of the business and legal affairs division, including production, development, distribution, content acquisition, litigation, corporate and employment matters, and legal/regulatory compliance. Prior to that, Ms. Lee served as Executive Vice President and Deputy General Counsel for Lionsgate from December 2015 to December 2017, and Senior Vice President, Legal Affairs at Sony Pictures Entertainment from December 2007 to December 2015. Ms. Lee began her career at the international law firm of Latham & Watkins, LLP.
Appointment of Executive Officers
Starz’s officers are appointed and serve at the discretion of the Board. The employment or severance agreements for the Named Executive Officers (as defined under Item 11, Executive Compensation below) are described in “Executive Compensation Information — Description of Named Executive Officer Employment Agreements” below.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires Starz’s executive officers and directors and persons who own more than 10% of a registered class of Starz’s equity securities to file reports of ownership and changes in ownership with the SEC. As an administrative matter, Starz assists its executive officers and directors by monitoring transactions and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms we received, or representations from certain reporting persons that no forms were required for those persons, we believe that during fiscal 2025, our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.
Code of Conduct and Ethics
Starz has a Code of Business Conduct and Ethics that applies to all its directors, officers and employees (and, where applicable, to its suppliers, vendors, contractors and agents) and is available on its website at https://investors.starz.com/governance/governance-documents, and can be obtained in print, without charge, by any shareholder upon request to Starz’s Corporate Secretary. Starz will disclose on its website any waivers of, or amendments to, the code that applies to Starz’s Chief Executive Officer, Chief Financial Officer, or persons performing similar functions rather than by filing a Current Report on Form 8-K.

Insider Trading Policy
Starz has adopted an insider trading policy (the “Starz Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees and Starz itself, which is intended and designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq Listing Rules and standards. A copy of this policy is available on the Company’s website at https://investors.starz.com/governance/governance-documents, and can be obtained in print, without charge, by any shareholder upon request to Starz’s Corporate Secretary.

Role of the Board and Corporate Governance Guidelines
Starz’s corporate governance practices are embodied in its Corporate Governance Guidelines established by the Board. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:
•the Board review and regularly monitor the effectiveness of Starz’s fundamental operating, financial and other business plans, policies and decisions, including the execution of its strategies and objectives;
•the Board act in the best interest of Starz to enhance long-term shareholder value;
•a majority of the members of the Board be independent directors;
•the independent directors meet regularly in executive session, or otherwise as needed;
•directors have unimpeded access to management;
•the Board and each of its committees may retain outside legal counsel and other advisors at their discretion and at the expense of the Company; and
•the Board and each of its committees conduct annual self-evaluations to determine whether they are functioning effectively.
The full text of the key practices and procedures of the Board are outlined in the Corporate Governance Guidelines, which are available on Starz’s website at https://investors.starz.com/governance/governance-documents or may be obtained in print, without charge, by any shareholder upon request to Starz’s Corporate Secretary, at either of its principal executive offices.
Board Committees and Responsibilities
The Board has a standing Audit & Risk Committee, Compensation & Talent Committee, and Nominating & Corporate Governance Committee. The table below provides current membership information for its standing committees, as well as meeting information for such committees.

				Committee Membership
Name	Age	Independent	Director Since	Audit & Risk Committee	Compensation & Talent Committee	Nominating & Corporate Governance Committee
Michael Burns	66	No	05/2025
Mignon Clyburn	62	Yes	05/2025	✓
Emily Fine	51	Yes	05/2025			✓
Lisa Gersh*	66	Yes	05/2025		✓
Jeffrey A. Hirsch	53	No	05/2025
Bruce Mann*	69	Yes	05/2025			✓
Mark H. Rachesky, M.D.	66	Yes	05/2025		✓
Joshua Sapan	74	Yes	05/2025
Hardwick Simmons*	84	Yes	05/2025
Harry E. Sloan	75	Yes	05/2025	✓	✓
✓ Member		Chair		Financial Expert

COMMITTEE	FUNCTIONS
Audit & Risk
The Starz Audit & Risk Committee have the responsibilities set forth in the charter of such committee. These responsibilities include:

•overseeing the integrity of Starz’s financial statements, accounting and financial reporting processes;
•overseeing Starz’s processes for monitoring significant risks and compliance with legal and regulatory requirements;
•overseeing the independent auditor’s qualifications and independence;
•overseeing the performance of Starz’s internal audit function and independent auditor;
•overseeing the development of Starz’s guidelines and policies with respect to financial risk exposure, financial statement risk assessment and Starz’s plans or processes to monitor, control and minimize significant areas of risks and exposures;
•preparing the reports required by applicable SEC and Canadian securities commissions’ disclosure rules; and
•reviewing and providing oversight over risk management related to Starz’s data privacy, technology and information security, including cybersecurity and back-up of information systems, policies and procedures and the steps the Company has taken to monitor and control such exposures.

Ms. Clyburn and Messrs. Simmons and Sloan serve as members of the Starz Audit & Risk Committee.
The Board has determined that each member of the Audit & Risk Committee qualifies as an “independent” director under the NASDAQ listing standards and the enhanced independence standards applicable to audit committee members pursuant to Rule 10A-3(b)(1) under the Exchange Act, and that each member of the Audit & Risk Committee is “independent” and “financially literate” as prescribed by Canadian securities laws, regulations, policies and instruments. Additionally, the Board has determined that Mr. Simmons is an “audit committee financial expert” under applicable SEC rules and is “financially sophisticated” under the NASDAQ listing standards.

Compensation & Talent Committee
The Starz Compensation Committee has the responsibilities set forth in the charter of such committee. These responsibilities will include:
•reviewing, evaluating and making recommendations to the Board with respect to management’s proposals regarding Starz’s overall compensation policies and practices and overseeing the development and implementation of such policies and practices;
•evaluating the performance of and reviewing and approving the level of compensation for Starz’s Chief Executive Officer;
•in consultation with Starz’s Chief Executive Officer, considering and approving the selection, retention and remuneration arrangements for other executive officers and establishing, reviewing and approving compensation plans in which executive officers are eligible to participate; and
•reviewing and recommending for adoption or amendment by Board and, when required, Starz’s shareholders, incentive compensation plans and equity-based compensation plans and administering such plans and approving award grants thereunder to eligible persons.
Ms. Gersh and Messrs. Rachesky, Sapan, and Sloan serve as members of the Starz Compensation Committee.

Nominating & Corporate Governance Committee
The Starz Nominating & Corporate Governance Committee have the responsibilities set forth in the charter of such committee. These responsibilities will include:
•identifying, evaluating and recommending individuals qualified to become members of the Board, consistent with criteria approved by the Board;
•considering and recommending to the Board the director nominees for each annual general meeting of shareholders, the Board committees and the Chairpersons thereof;
•periodically reviewing Starz’s activities and practices regarding corporate responsibility and environmental, social and related governance matters that are significant to Starz, oversee Starz’s public reporting on these topics and receive updates from Starz’s management committee responsible for significant environmental, social and governance activities;
•reviewing Starz’s human capital management policies;
•developing and recommending to the Board a set of corporate governance guidelines applicable to Starz and assisting in the oversight of such guidelines; and overseeing the evaluation of the Board and management.
Mmes. Fine and Gersh and Mr. Mann serve as members of the Starz Nominating & Corporate Governance Committee.

Shareholder Communications
The Board recognizes the importance of providing Starz shareholders and interested parties with a means of direct communication with the members of the Board. Shareholders and interested parties who would like to communicate with the Non-Executive Chair of the Board or its non-employee directors may do so by writing to the Board or its non-employee directors, care of Starz’s Corporate Secretary, at either of its principal executive offices. Additionally, shareholder recommendations for director nominees are welcome and should be sent to Starz at 1647 Stewart St., Santa Monica, California 90404 to the attention of the Company’s EVP and General Counsel, who will forward such recommendations to the Chair of the Nominating & Corporate Governance Committee.

ITEM 11. EXECUTIVE COMPENSATION

Explanatory Note

As previously discussed, on May 6, 2025, Old Lionsgate completed the separation of its Starz Business from the LG Studios Business. As a result of the Separation, (1) Old Lionsgate was renamed Starz Entertainment Corp. (trading on the Nasdaq Stock Market under the ticker symbol STRZ), which now holds, directly and through subsidiaries, the Starz Business, and (2) a new Lionsgate Studios Corp. (trading on the New York Stock Exchange under the ticker symbol LION) (herein after referred to as Lionsgate) now holds, directly and through subsidiaries, the LG Studios Business.
Because the Separation occurred after the end of the fiscal year ended March 31, 2025 (“fiscal 2025”), the information set forth in this Item 11 reflects the compensation decisions regarding, and the compensation actually paid to, Old Lionsgate’s executive officers and directors. It does not, except where specified, reflect the compensation programs and decisions of Starz following the Separation.
Accordingly, unless otherwise noted herein, references in this Item 11 to:
i.“Old Lionsgate” means Lions Gate Entertainment Corp. prior to May 6, 2025;
ii.the “Company,” “Starz,” “we,” “us,” or “our” means Starz Entertainment Corp. after May 6, 2025;
iii.“Old Lionsgate’s common shares” means the former common shares of Old Lionsgate prior to May 6, 2025, including Class A voting shares, without par value (“Old Lionsgate Class A voting shares”) and/or Class B non-voting shares, without par value (“Old Lionsgate Class B non-voting share”);
iv.the “Company’s common shares” means the common shares of Starz after May 6, 2025;
v.the “Old Lionsgate Board” means the former Board of Directors of Old Lionsgate prior to May 6, 2025;
vi.the “Old Lionsgate Compensation Committee” means the former Compensation Committee of the Old Lionsgate Board prior to May 6, 2025;
vii.the “Lionsgate Compensation Committee” means the Compensation Committee of the Board of Directors of Lionsgate after May 6, 2025; and
viii.the “Compensation Committee” means the Compensation & Talent Committee of the Board of Directors of Starz after May 6, 2025.
Compensation Discussion and Analysis

Named Executive Officers

This Compensation Discussion and Analysis is designed to provide shareholders with an understanding of Old Lionsgate’s executive compensation philosophy and objectives, and practices for fiscal 2025. In doing so, it describes the material elements of compensation at Old Lionsgate awarded to, earned by, or paid to, the individuals who served as the principal executive officer, principal financial officer, and three other most highly compensated executive officers of Old Lionsgate for fiscal 2025 (the “Named Executive Officers”). The Named Executive Officers for fiscal 2025 are:

Named Executive Officer	Position
Jon Feltheimer	Chief Executive Officer
Michael Burns	Vice Chair
James W. Barge	Chief Financial Officer
Brian Goldsmith	Chief Operating Officer
Bruce Tobey	Executive Vice President and General Counsel

In connection with the Separation, each of the Named Executive Officers’ employment was transferred to Lionsgate. The Named Executive Officers are therefore no longer executive officers or employees of Starz, as discussed in further detail below.
Executive Summary

Old Lionsgate Before the Separation
(1)    Includes wide-release, multi-platform and direct-to-platform titles.
(2)    Fiscal 2025.
(3)    Includes scripted television, unscripted television, programming syndicated by wholly-owned subsidiaries Debmar/Mercury and Pilgrim Media Group, and distribution as of March 31, 2025. Does not include 3 Arts Entertainment executive-produced series.
(4)    Average across scripted and unscripted content from fiscal 2019 through fiscal 2025; does not include programming syndicated by Debmar/Mercury.
(5)    Fiscal 2025; includes film and television revenues; reported library revenue defined as revenue earned after first cycle of sales which generally includes theatrical revenue, first six months of home entertainment sales, first pay television contract and minimum guarantees from first international sales.
(6)    Includes created and acquired content.

Film Franchises Before the Separation

*5 films *$3 billion+ global box office * 6th film, Sunrise on the Reaping (November 20, 2026) * Stage play (October 2025)
*4 films
* $1 billion+ global box office
*5th film in development
*Spinoff films: Ballerina, Caine
*Television series: The Continental, John Wick: Under the High Table in development
*John Wick AAA game
*The John Wick Experience (Las Vegas)

*5 films *$3 billion+ global box office *Television series: Midnight Sun (straight-to-series ordered at Netflix) * Twilight world concert tour (upcoming)
*10 films
*$1 billion+ global box office
* Saw Escape Room (Las Vegas)
* Saw the Ride (London)
* Formed partnership with Blumhouse/Atomic Monster for new Saw movies, reuniting franchise with co-creators James Wan and Leigh Whannell
*11th Saw film in development

*$200 million+ global box office (1st film) * 3rd film in development * Library bestseller * Broadway musical in development	*440 million+ global box office *6 Academy Awards * La La Land world concert tour * Broadway musical in development	*2 films *$600 million+ global box office *Now You See Me: Now You Don’t (November 14, 2025) *4th film in development *Live magic touring show

Television Franchises Before the Separation

*Renewed for seasons 5 and 6 *One of top 10 Nielsen-rated shows * #1 sitcom on CBS among key demographics	*Renewed for season 8 (ABC) * Spinoff in development (ABC) *One of top 10 Nielsen-rated shows	*6 seasons *3 spinoffs * 9.5 million multi-platform viewers a piece * Additional spinoffs in development

*7 seasons *4 Emmy awards (21 nominations) * First series ever licensed to Netflix * Rights returning in the near future	*7 seasons *16 Emmy awards (116 nominations) * 4 consecutive Best Drama Emmy’s * #1 show on THR’s best television shows of the 21st century
*7 seasons *5 Emmy awards (24 nominations) * Reboot starring Edie Falco in development	* 8 seasons *2 Emmy awards (14 nominations) * 10 Golden Globe Nominations (1 Win)

Select Accomplishments of Old Lionsgate in Fiscal 2025

Separation of the LG Studios Business and the Starz Business

Finalized the Separation and prepared for the subsequent launch of Starz Entertainment Corp. (NASDAQ: STRZ) and Lionsgate Studios Corp. (NYSE: LION) and as standalone, publicly-traded companies

Record Revenue of $3.2 Billion in Year and First $1 Billion+ Quarter LG Studios Business segment revenue for fiscal 2025 and $1.1 billion in fiscal 2025 fourth quarter	Record Library Revenue of $956 Million Trailing 12-month library revenue; best ever quarterly library revenue of $340 million (fiscal 2025 fourth quarter)	Completed Integration of eOne Entertainment Added thousands of titles to library, grew portfolio of brands and franchises, capitalized on Canadian content production incentives
Over $300 Million Motion Picture Segment Profit Over $135 million segment profit in fiscal 2025 fourth quarter was best quarterly performance for Motion Pictures segment in 10 years
Key Television
Series Renewals

The Rookie (for an 8th season on ABC), Ghosts (for 5th and 6th seasons on CBS), The Studio (for a 2nd season on Apple TV+); the Sherri Shepherd show (for a 4th season in syndication); Yellowjackets (for a 4th season on Showtime)
STARZ: More than 70% Digital Revenue and Over $200 Million Segment Profit Media Networks segment (STARZ) digital revenue and segment profit for fiscal 2025

Compensation Program Goals and Principles for Fiscal 2025

•Recruit, retain and inspire top talent in a highly competitive industry
•Align executive compensation with performance and shareholder interests
•Foster long-term value creation through a well-balanced compensation framework
•Maintain appropriate level of “at-risk” compensation

•Maintain a strong “clawback” policy
•No tax gross-ups on severance or other change in control benefit
•No repricing or buyouts of underwater stock options or stock appreciation rights (“Sars”) without shareholder approval
•Utilize “double trigger” change in control provisions that only provide benefits upon qualified terminations in connection with a change in control

Old Lionsgate Compensation Committee Practices for Fiscal 2025

•Engage in proactive, transparent, and ongoing investor communication
•Assess the cost and dilutive impact of stock compensation
•Utilize relevant peer groups and industry data for compensation decisions
•Apply performance metrics consistently across all employees, including executives •Seek guidance from an independent consultant, Pay Governance

Components of Executive Compensation for Fiscal 2025

Item	Nature	Purpose	Basis
Base Salary	Fixed; Short Term	Provide degree of financial stability; Retention	Competitive within peer and industry context
Annual Incentive Bonus	At-risk; Short-term	Reward near-term performance; Promotion and contribution of business strategy; Ensure competitive compensation	Competitive within peer and industry context; Performance-based, with defined target opportunity
Long-Term Incentive Awards	At-risk; Long-term	Retention; Reward long-term performance; Align with shareholder interests	Competitive within peer and industry context; Time and performance-based equity, vesting in tranches over multiple years

Determination of Annual Incentive Bonuses For Fiscal 2025

For more information on the compensation of the Named Executive Officers, please see the Summary Compensation Table below.
Shareholder Engagement
We are committed to maintaining a proactive shareholder engagement program that facilitates open, transparent, and ongoing dialogue with our investors and other key stakeholders. Feedback received from shareholders is communicated to our Board and relevant committees, to allow investor perspectives to be incorporated into the oversight and decision-making processes of the Company.
Investor Conferences and Meetings
In fiscal 2025, Old Lionsgate conducted engagement with 37 of its top 50 shareholders, including many of its largest actively managed institutional investors, representing approximately 81% of Old Lionsgate’s outstanding common stock (excluding shares held by officers and directors). This outreach underscores our commitment to transparency, responsiveness, and alignment with the interests of our long-term shareholders. Actions Old Lionsgate took in response to feedback from shareholders are noted below.

Investor Meetings	Investor Conferences
☑ Held more than 100 virtual and in-person meetings, with investors throughout the year, engaging with all of Old Lionsgate’s analysts and top 25 shareholders.

☑ Meetings were led by key members of Old Lionsgate’s executive team, including the Chief Executive Officer, Vice Chair, Chief Financial Officer, Head of Investor Relations, Chair of the Motion Picture Group, Chair of the Television Group, and President, Worldwide Television & Digital Distribution, and also featured participation by members of the Old Lionsgate Board, underscoring the Old Lionsgate Board’s active role in shareholder engagement and oversight.
☑ Senior members of Old Lionsgate’s management team participated in several high-profile investor conferences, providing valuable opportunities to connect directly with existing and potential investors. These included:

•The Morgan Stanley Tech, Media &Telecom Conference;
•The Deutsche Bank Media, Internet and Telecom Conference;
•Raymond James Institutional Investor Conference;
•UBS Global Media & Communications Conference;
•Wells Fargo TMT Summit;
•Barclays Communications and Content Symposium; and
•The Gabelli Media & Sports Symposium.

2024 Annual General and Special Meeting of Shareholders
At Old Lionsgate’s 2024 Annual General and Special Meeting of Shareholders, held on April 23, 2025, shareholders demonstrated strong support for Old Lionsgate’s executive compensation program, with approximately 80% of votes cast voted in favor of Old Lionsgate’s executive compensation program (referred to as a “say-on-pay proposal”).
Key Actions in Response to Shareholder Engagement

Key Actions in Response to Shareholder Engagement
✓ Eliminated dual-class share structure by consolidating Old Lionsgate Class A voting shares and Old Lionsgate Class B non-voting shares into one class of common shares
✓ Aligned voting power with economic interests
✓ Streamlined capital structure to reduce complexity
✓ Increased appeal to both retail and institutional investors
✓ Created a more straightforward and accessible investment opportunity
✓ Enhanced stock liquidity
✓ Fiscal 2025 annual incentive bonuses paid in mix of cash and equity
✓ Majority of awards for Old Lionsgate’s Chief Executive Officer delivered in the form of restricted share units with respect to Old Lionsgate’s common shares, which vest on the first anniversary of grant
✓ Equity-based approach reinforces alignment with shareholder interests and reflects continued focus on long-term value creation
✓ Fiscal 2025 grants of annual long-term incentive awards made exclusively in the form of restricted share units
✓ Half subject to performance-vesting requirements
✓ Reinforces link between executive compensation and achievement of strategic goals
✓ Continued to utilize Adjusted Operating Income Before Depreciation and Amortization (“OIBDA”) and segment profit as performance metrics to determine fiscal 2025 annual incentive bonuses
✓ Adopted shareholder rights plan
✓ Protects interests of all shareholders
✓ Enables shareholders to realize value of their investment at a time of significant market volatility
✓ Helps ensure the Board’s ability to fulfill fiduciary responsibilities and duties to the Company and its shareholders
✓ Amended Company’s Articles to eliminate the ability of chair of a meeting of the Board to have a second or casting vote in event of a tied vote

Key Features of Old Lionsgate’s Executive Compensation Program for Fiscal 2025
Key features of Old Lionsgate’s fiscal 2025 compensation program include:
•Market-Competitive Pay – compensation decisions were informed by peer group and industry benchmarks.
•Performance-Based Compensation – a significant portion of executive pay was “at risk,” with annual incentives and long-term equity awards tied to performance.
•Balanced Structure – the program included a mix of fixed salary, short-term incentives and long-term variable compensation.
•Committee Discretion – the Old Lionsgate Compensation Committee retained certain discretion in assessing performance and determining payouts under the annual incentive plan and performance-based equity awards.
•Limited Perquisites – benefits and perquisites were modest and aligned with market practices.
During fiscal 2025, Old Lionsgate maintained employment agreements with the Named Executive Officers to promote management stability while adhering to best practices generally favored by shareholders. These agreements:

•Excluded “single-trigger” provisions, meaning equity awards and other benefits do not automatically accelerate upon a change in control.
•Did not provide tax gross-ups on excess parachute payments.
•Allowed severance in connection with a change in control only in cases of involuntary terminations or “good reason” terminations, which Old Lionsgate considered constructive terminations of employment.

Equity awards for the Named Executive Officers were generally determined as part of new or amended employment agreements, specifying the value of grants to be made annually over the term, with the Old Lionsgate Compensation Committee having discretion to determine the type and terms of such grants each year. While Old Lionsgate did not typically issue equity grants outside this framework, it could have awarded annual bonuses in cash and/or equity and retained discretion to grant equity awards in other circumstances as deemed appropriate by the Old Lionsgate Compensation Committee.
Program Objectives for Fiscal 2025
Old Lionsgate’s executive compensation program for fiscal 2025 was designed to drive long-term shareholder value by attracting, motivating, and retaining top senior talent. The Old Lionsgate Compensation Committee structured the fiscal 2025 program to reward sustained financial and operational performance, align executive interests with shareholders, and promote long-term leadership stability. A substantial portion of executive compensation in fiscal 2025 was performance-based, with annual and long-term incentives awarded only when performance targets were met.
Compensation Practices for Fiscal 2025

What Old Lionsgate Did		What Old Lionsgate Didn’t Do
☑
Pay for Performance: A significant majority of Old Lionsgate’s executives’ target compensation was “at risk” in the form of annual and long-term incentive awards tied to pre-established performance goals aligned with Old Lionsgate’s short- and long-term objectives and/or the value of Old Lionsgate’s stock price.
		☒	No Tax Gross-ups: Old Lionsgate did not provide tax reimbursements or gross-ups on severance or change-in-control payments.
☑	Use Performance Metrics: Old Lionsgate’s annual bonus and long-term incentive programs incorporated individual, group, and company-wide financial and operational performance measures.	☒	No Pension Plans or Special Retirement Programs for Executive Officers: Old Lionsgate did not offer defined benefit pension plan or supplemental retirement plan for executives.
☑
Risk Mitigation: Old Lionsgate’s compensation program had provisions to mitigate undue risk, including caps on the maximum level of payouts, a clawback policy, multiple performance metrics and board and management processes to identify risk.
		☒	No Single-Trigger Change in Control Agreements: Old Lionsgate did not provide benefits triggered solely by a change in control.
☑	Review of Share Utilization: The Old Lionsgate Compensation Committee evaluated share utilization levels by reviewing the cost and dilutive impact of stock compensation.	☒	No Hedging: Old Lionsgate executives and directors were prohibited from hedging transactions on Company stock.
☑	Competitive Peer Group: Old Lionsgate’s peer group consisted of comparable companies that compete for executive talent and align in revenue, market capitalization, and industry focus.	☒	No Repricing of Stock Options or SARs: Stock options and SARs could not be repriced without shareholder approval.
☑	Independent Compensation Consultant: The Old Lionsgate Compensation Committee engaged Pay Governance, an independent consultant, for executive and director compensation guidance.	☒	No Buyout of Underwater Stock Options or SARs: Underwater stock options and SARs could not be bought out for cash without shareholder approval.
☑	Limit Perquisites: Old Lionsgate limited perquisites to items that it believed serve a reasonable business purpose.	☒	No Evergreen Provisions: The Lions Gate Entertainment Corp. 2023 Performance Incentive Plan did not provide for any automatic increases in the number of shares available for issuance under the plan.
Process for Determining Executive Compensation for Fiscal 2025
Role of the Old Lionsgate Compensation Committee
Old Lionsgate’s executive compensation program in fiscal 2025 was administered by the Old Lionsgate Compensation Committee, which operated pursuant to a written charter. The Old Lionsgate Compensation Committee, working with management, determined and implemented Old Lionsgate’s executive compensation philosophy, structure, policies and programs, and administers Old Lionsgate’s compensation and benefit plans. The Old Lionsgate Compensation Committee was ultimately responsible for determining the compensation arrangements for Old Lionsgate’s executive officers and reported to the Old Lionsgate Board on all compensation matters regarding Old Lionsgate’s executives and other key salaried employees.
Role of Management
The Old Lionsgate Compensation Committee reviewed management-provided information in order to help align the executive compensation program with Old Lionsgate’s business strategies and objectives. At various times during fiscal 2025, Old Lionsgate’s Chief Executive Officer and other executives attended relevant portions of Old Lionsgate Compensation Committee meetings to discuss Old Lionsgate’s strategic objectives and financial performance relevant to the Old Lionsgate Compensation Committee’s decisions. Generally, Old Lionsgate’s then

Chief Executive Officer recommended to the Old Lionsgate Compensation Committee compensation terms for other executives, considering market data, Old Lionsgate’s strategy, individual performance and experience. The Old Lionsgate Compensation Committee reviewed these recommendations with Old Lionsgate’s Chief Executive Officer and either approved or adjusted these recommendations. The Old Lionsgate Compensation Committee was solely responsible for determining the compensation of Old Lionsgate’s Chief Executive Officer and Vice Chair. No Named Executive Officers participated in decisions regarding their own compensation.
Role of Compensation Consultant
Throughout fiscal 2025, the Old Lionsgate Compensation Committee engaged Pay Governance as its independent compensation consultant to assist in reviewing and determining Old Lionsgate’s executive compensation program. Pay Governance provided guidance on compensation policies, practices and decisions, reporting directly to the Old Lionsgate Compensation Committee. The Old Lionsgate Compensation Committee had sole authority to retain, terminate and approve the consultant's fees and terms of engagement.
Consultant Independence
During fiscal 2025, Pay Governance did not perform work for Old Lionsgate other than pursuant to its engagement by the Old Lionsgate Compensation Committee. The Old Lionsgate Compensation Committee assessed the independence of Pay Governance and concluded that its engagement of Pay Governance did not raise any conflict of interest with Old Lionsgate or any of its directors or executive officers.
Peer Group Analysis
In fiscal 2025, the Old Lionsgate Compensation Committee utilized a peer group to benchmark executive compensation against that of similarly positioned executives at other companies engaged in film production, television programming, digital content creation and live entertainment, to help ensure that Old Lionsgate’s compensation packages were competitive with the broader market and aligned with shareholder interests.
Pay Governance identified a pool of companies spanning entertainment, cable, streaming, and adjacent industries, which selection was then refined to exclude entities with disproportionately large revenues and to prioritize companies engaged in content creation and distribution. Pay Governance also considered companies referenced by shareholder advisory firms in prior reports, assessed “peer-to-peer” relationships (where multiple peers cited the same entities), and examined “reverse peer” companies (those that had designated Old Lionsgate as a peer).
Based on this review, Pay Governance recommended a peer group for fiscal 2025 consisting of the following ten companies:

Peer Group
AMC Networks Inc.	Madison Square Garden Entertainment Corp.
Electronic Arts Inc.	Nexstar Media Group, Inc.
Fox Corporation	Sirius XM Holdings Inc.
Hasbro, Inc.	Take-Two Interactive Software, Inc.
Live Nation Entertainment, Inc.	World Wrestling Entertainment, Inc.
Finally, consistent with past practice, Pay Governance also recommended that Old Lionsgate continue to utilize entertainment industry-specific compensation survey data to benchmark roles that may not be reflected within Old Lionsgate’s peer group. The participants in this survey include the following:

Entertainment Industry Group
ABC	NBCUniversal
Amazon Studios	Netflix
AMC Networks	Paramount/Showtime
Apple TV	Sony Pictures Entertainment
ESPN	Walt Disney Studios
Mattel	Warner Bros. Discovery
Use of Market Data
Utilizing peer group and industry survey market data, the Old Lionsgate Compensation Committee evaluated the amount and proportions of base salary, annual incentive pay, and long-term compensation, including target total direct compensation (defined as base salary, target annual bonus, and the grant date fair value of equity awards granted to the executive during the fiscal year) for select executive officers, including the Named Executive Officers, relative to the compensation of similarly situated executives with these companies
While this data serves as informative background for compensation decisions, the Old Lionsgate Compensation Committee did not strictly benchmark compensation against any particular level relative to Old Lionsgate’s peer group. Except as otherwise noted in this Compensation Discussion and Analysis, decisions by the Old Lionsgate Compensation Committee were qualitative, reflecting the Old Lionsgate Compensation Committee’s business judgment, which was informed by analysis of the members of the Old Lionsgate Compensation Committee including input from, and data provided by, Pay Governance. The Old Lionsgate Compensation Committee believed that the compensation opportunities provided to the Named Executive Officers was appropriate in light of competitive considerations, and modified its programs as appropriate based on industry trends and Old Lionsgate’s competitive landscape.
Employment Agreements with Old Lionsgate Named Executive Officers

In fiscal 2025, Old Lionsgate entered into a new employment agreement with Mr. Feltheimer. The terms of the employment agreement are described below under Description of Employment Agreements. Old Lionsgate believed that it was in its best interests to enter into multiyear employment agreements with the Named Executive Officers as such multiyear agreements are typical in Old Lionsgate’s industry and assist in retention and recruiting efforts, foster long-term retention, and promote stability among the management team, while still allowing the Old Lionsgate Compensation Committee to exercise considerable discretion in designing incentive compensation programs and rewarding performance.
Jon Feltheimer
In fiscal 2025, the Old Lionsgate Compensation Committee engaged Pay Governance to assist the committee in structuring and analyzing terms for a new employment agreement with Mr. Feltheimer, including a proposed increase to his target bonus and annual long-term equity awards. Pay Governance provided an analysis of the proposed compensation structure using compensation levels for Chief Executive Officers in Old Lionsgate’s then-current peer group, noting that Mr. Feltheimer’s potential target total direct compensation would be positioned between the 27th and 65th percentiles of such group, depending on the grant date value of long-term incentive equity awards.
Accordingly, in August 2024, Old Lionsgate entered into a new employment agreement with Mr. Feltheimer to continue to serve as Old Lionsgate’s Chief Executive Officer (and subsequently Lionsgate’s Chief Executive Officer) for a term ending July 31, 2029. The new employment agreement provided for an annual base salary of $1,500,000 and an annual performance bonus based on performance criteria as established by the Old Lionsgate Compensation Committee, with the target bonus commencing with Old Lionsgate’s 2025 fiscal year being $7,500,000 and the maximum bonus being 200% of the target amount. Additionally, the employment agreement provided that Mr. Feltheimer was eligible to receive annual equity awards for Old Lionsgate’s fiscal years 2026 through 2029 with a target annual grant date value of $10,000,000 (with the actual value to be determined based on

Old Lionsgate’s financial performance for the prior fiscal year against performance targets to be agreed upon by Mr. Feltheimer and the Old Lionsgate Compensation Committee early in the applicable fiscal year).
The terms of the agreement were established by the Old Lionsgate Compensation Committee based on its qualitative assessment of Mr. Feltheimer’s performance, negotiations with Mr. Feltheimer, and taking into account market data provided by Pay Governance. The agreement generally provided that Mr. Feltheimer’s long-term incentive awards (consisting of annual equity awards to be granted during the three-year term of the agreement) would be granted 66% in the form of restricted share units (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) and 34% in the form of stock options (with an exercise price equal to the fair market value on the date of grant), although the Old Lionsgate Compensation Committee had discretion to change this structure each year. Each of the performance-based awards would vest as to one-third of the shares subject to such award on each of the first, second and third anniversaries of the applicable grant date, subject to the achievement of performance criteria approved by the Old Lionsgate Compensation Committee in consultation with Mr. Feltheimer for the 12-month period ending on the applicable vesting date. For more information on this agreement, see the Description of Employment Agreements and Potential Payments Upon Termination or Change in Control sections below.
In connection with the Separation, each of the Named Executive Officer’s employment agreements, including Mr. Feltheimer’s, was assumed by Lionsgate.
Compensation Components for Fiscal 2025
Old Lionsgate’s executive compensation program in fiscal 2025 was generally based on three principal components:
1.Base salary;
2.Annual incentive bonuses; and
3.Long-term incentive awards that are subject to time-based and/or performance-based vesting.
Old Lionsgate also provided certain perquisites and personal benefits to the Named Executive Officers pursuant to their employment agreements, and severance benefits if the Named Executive Officer’s employment terminated under certain circumstances. In structuring executive compensation packages, the Old Lionsgate Compensation Committee considered how each component of compensation promoted retention and/or motivated performance by the executive.
Base Salary
In fiscal 2025, Old Lionsgate provided executive officers and employees with an annual base salary as part of their fixed compensation. This approach was designed to attract and retain highly qualified executives by ensuring certain predictable compensation levels that reward their continued service. Base salaries were determined at the time of hire or when Old Lionsgate entered into an employment agreement, considering market data, peer group and entertainment industry compensation benchmarks, and individual performance. Old Lionsgate typically set base salaries below industry peers, with the majority of compensation focused on performance-based incentives and stock-based awards.
The Old Lionsgate Compensation Committee believed that the base salary levels of each of the Named Executive Officers were reasonable in view of the Old Lionsgate Compensation Committee’s assessment of Old Lionsgate’s peer group data for similar positions and the committee’s assessment of Old Lionsgate’s overall performance and contribution of those officers to that performance.
Annual Incentive Bonuses
Annual incentive bonuses were designed to motivate executive officers to achieve key financial, operational and individual performance goals that aligned with Old Lionsgate’s broader business strategy. Employment agreements with Named Executive Officers typically provided for a target annual incentive bonus amount, with the amount awarded each year determined at the Old Lionsgate Compensation Committee’s discretion, taking into account the recommendation of the Old Lionsgate’s Chief Executive Officer (other than for himself and, in the case of fiscal 2025, the Vice Chair), based on performance criteria established by the Old Lionsgate Compensation Committee.
Annual incentive awards were governed by a structured, performance-based process designed to align executive compensation with both Company-wide and individual results.
Fiscal Budget and Plan: At the beginning of fiscal 2025, an estimated incentive award pool was incorporated into Old Lionsgate’s annual fiscal budget and plan. This pool reflected aggregate target bonus opportunities available for all eligible employees for the fiscal year, as outlined in their respective employment arrangements.
Funding: The incentive pool was funded—partially or fully—based on Old Lionsgate’s actual financial performance for fiscal 2025. No individual awards were granted unless the pool was funded to some extent.
Allocation: If funding occurred, individual bonus awards were drawn from the available pool. Awards could be pro-rated if the pool was only partially funded.
Performance: Individual bonus awards were determined by the Old Lionsgate Compensation Committee in its discretion using a framework that evaluated performance across two equally weighted categories:
•Corporate performance (50%): Assessed Old Lionsgate’s overall financial and operational results, including key performance indicators tied to Old Lionsgate’s strategic objectives and long-term success.
•Divisional performance (50%): Assessed results achieved within each operating segment, focusing on financial performance, operational execution, and strategic goal attainment. For the Named Executive Officers, who typically had broad responsibilities across the organization, divisional performance was evaluated in the context of overall Old Lionsgate performance rather than individual business units.
Discretionary Individual Adjustments: While corporate and divisional performance provided the foundation for determining incentive awards, the Old Lionsgate Compensation Committee retained discretion to consider individual performance and other qualitative factors when finalizing bonus amounts. This discretionary authority enabled the Old Lionsgate Compensation Committee to make thoughtful adjustments to recognize exceptional contributions, address circumstances not fully reflected in financial results, or account for broader considerations such as an executive’s role, tenure, historical and expected future performance, experience, changes in responsibility, internal equity and retention needs. Discretionary adjustments could be applied in cases where activities that were accretive or transformative in nature and expected to enhance and drive long-term value creation may not have been reflected in near-term financial metrics; investments in new businesses or increased investment in current lines of business may have positioned Old Lionsgate for future growth despite temporarily impacting short-term performance metrics; and factors outside of management’s control, such as unplanned acquisitions or divestitures, unanticipated programming or business development opportunities, corporate transactions, material legal matters, or other unforeseen events were not accounted for at the beginning of the fiscal year. By incorporating discretion in this manner, the Old Lionsgate Compensation Committee ensured that incentive awards remained aligned with both actual performance and Old Lionsgate’s long-term strategic objectives.
Determination: The final bonus award was determined by applying the average of the executive’s corporate and divisional performance scores to their target bonus amount, subject to the available funds in the bonus pool. The Old Lionsgate Compensation Committee could then apply discretionary adjustment—upward or downward—to this calculated amount, based on individual performance. This framework was intentionally designed to align executive compensation with both enterprise-wide and individual accomplishments, while maintaining fiscal discipline and ensuring that payouts were closely tied to overall performance outcomes.

Fiscal 2025 Annual Incentive Bonus Targets
Annual incentive bonus target amounts for each of the Named Executive Officers of Old Lionsgate in fiscal 2025 were set as a dollar amount or percentage of base salary, as set forth in their employment agreements.

Name	Fiscal 2025 Target Bonus
Jon Feltheimer...........................................................................................................	$7,500,000
Michael Burns*.........................................................................................................	$5,000,000
James W. Barge.........................................................................................................	$3,000,000
Brian Goldsmith........................................................................................................	$1,250,000
Bruce Tobey..............................................................................................................	$750,000
________________________
*    Mr. Burns’ 2025 annual incentive bonus target amount was set at ~85% of Mr. Burns’ annual bonus amount awarded for the fiscal year ended March 31, 2024.

Fiscal 2025 Performance*

	Year Ended March 31,
	2024 Actual	2025 Plan	2025 Actual
	(amounts in millions)
Segment Profit
LG Studios Business
Motion Picture	$319.4	$330.6	$307.6
Television Production	146.8	215.3	136.5
Media Networks	236.4	207.6	202.8
Intersegment eliminations	(48.9)	(78.8)	(57.0)
Total Segment Profit	$653.7	$674.7	$589.9
Corporate general and administrative expenses	(136.1)	(145.9)	(123.2)
Unallocated rent cost included in direct operating expense	—	—	(18.6)
Adjusted OIBDA	$517.6	$528.8	$448.1
_____________________
*See Section below entitled “Use Of Non-GAAP Financial Measures” for definitions, adjustments and related reconciliations for non-GAAP measures.

✓ Record Library Performance	•All-time high trailing 12-month library revenue of $956 million for fiscal year 2025 •Record library revenue of $340 million for fourth quarter of fiscal year 2025
✓ Prepared Lionsgate & STARZ Balance Sheets for Separation
•Grew LG Studios Business revenue to a record $3.2 billion in fiscal year 2025
◦Ended fiscal year 2025 with first $1 billion revenue quarter in history ($1.1 billion in fourth quarter of fiscal year 2025)
◦Driven by licensing sales of The Rookie to Disney+ and The Chosen to Amazon Prime
•Completed bond exchange ($390 million at LG Studios Business $325 million at STARZ), established two standalone capital structures, including new $300 million term loan A (at STARZ) and $900 million revolving credit facilities ($800 million at LG Studios Business, $150 million at STARZ)

✓ Strong Value Creation Year, Led by Strategic Initiatives
•Separation of Studio Business and Starz Business underway in fiscal 2025 and completed on May 6, 2025
◦NYSE: LION, NASDAQ: STRZ trading began on May 7, 2025
◦Included equity raise, strengthening standalone balance sheets, collapsing two classes of stock into one, establishing governance for both companies and finalizing intercompany agreement for go-forward businesses
•Completed integration of eOne Entertainment
◦Added thousands of library titles, grew portfolio of brands and franchises with The Rookie, Naked & Afraid and film development rights to Monopoly, and capitalized on Canadian content production incentives

✓ Leaning into New Technologies to Drive Efficiency and Savings
•Established first-of-its-kind partnership with AI applied research company Runway
◦First studio to utilize AI to enhance production, marketing and library distribution efficiency, achieve cost savings and serve as a tool for filmmakers

✓ Motion Picture Group Continued to Invest in Diversified Slates with Significant Long-Term Value
•Closed fiscal 2025 with three straight midbudget films to box office success and profitability (Best Christmas Pageant Ever, Den of Thieves 2: Pantera and Flight Risk)
◦Den of Thieves 2: Pantera and Best Christmas Pageant Ever opened #1 at domestic box office
•Quarterly Motion Picture segment profit of $135 million was the highest in 10 years for quarter ended March 31, 2025
•Accelerated expansion of John Wick Universe
◦Spinoff Caine in development
◦John Wick: Chapter 5 and John Wick animated movie in development
◦Television series John Wick: Under the High Table in development
◦John Wick AAA game in the works
◦John Wick Experience opened in Las Vegas
•Finalized partnership with Blumhouse and James Wan on future Saw movies
•Extended Lionsgate’s pay one theatrical output agreement with Starz through 2028; licensed 2026 through 2028 film slates and select 2025 titles to Amazon Prime for exclusive window

✓ Television Group Secured Key Renewals, Adapted Existing IP and Helped Drive Library Growth
•Secured renewals of series including The Rookie (for an 8th season on ABC), Ghosts (for 5th and 6th seasons on CBS) and The Studio (for a 2nd season on Apple TV+); the Sherri Shepherd show (for a 4th season in syndication); Yellowjackets (for a 4th season on Showtime).
•Continued to adapt IP into major television properties with Spartacus: House of Ashur (STARZ), the Twilight TV series Midnight Sun (Netflix), Blue Mountain State (Amazon) and Nurse Jackie (Amazon) in development, production or preparing to launch

✓ The Starz Business Continued Transition into a Focused, State-of-the-Art Streaming Platform
•The Starz Business continued successful transition from a primarily linear service to more than 70% digital revenue in fiscal 2025
•Closed fiscal 2025 with domestic over-the-top subscriber growth of 500,000 in the fourth quarter
•Completed new bundling deals with BET+ and Max on Amazon Prime, AMC+ on Vizio and Britbox

Fiscal 2025 Annual Incentive Bonus Pool
Funding
To determine funding of the annual incentive bonus pool for fiscal 2025, the Old Lionsgate Compensation Committee selected adjusted OIBDA as the primary measure of Old Lionsgate’s financial performance. This metric was chosen because it serves as a key performance indicator aligned with Old Lionsgate’s strategic objectives and long-term success, and is used internally to manage and assess financial performance.

	Fiscal 2025 Actual		Fiscal 2025 Plan		Percent of 2025 Actual vs. 2025 Plan
Adjusted OIBDA*..........................................	$448.1	million	$528.8	million	~85%
* See Section entitled “Use of Non-GAAP Financial Measures” for definitions, adjustments and related reconciliations for non-GAAP measures.
While actual adjusted OIBDA for fiscal 2025 reached approximately 85% of the planned target, the Old Lionsgate Compensation Committee approved funding of only 75% of the proposed annual incentive bonus pool. This downward adjustment reflects the Old Lionsgate Compensation Committee’s view that underperformance in the LG Studios Business segment, despite a stronger fiscal 2025 fourth quarter in the Motion Picture segment and consolidated earnings approaching target, warranted a more conservative funding level. The LG Studios Business segment’s shortfall had a disproportionate impact on overall financial performance and was a key consideration in the Old Lionsgate Compensation Committee’s decision to moderate the bonus pool funding accordingly.

Corporate Performance
To determine Old Lionsgate’s corporate performance measure for fiscal 2025, the Old Lionsgate Compensation Committee again selected adjusted OIBDA as the primary measure for evaluating Old Lionsgate’s financial performance for fiscal 2025. Again, even though actual adjusted OIBDA for fiscal 2025 reached approximately 85% of the planned target, the Old Lionsgate Compensation Committee approved a payout of 75% for the corporate performance measure of each executive’s bonus. This downward adjustment reflects the Old Lionsgate Compensation Committee’s recognition of Old Lionsgate’s stock price and the underperformance in the LG Studios Business segment, an area of strategic and financial significance, which together warranted a more measured payout.

Divisional Performance
To determine divisional performance measures for fiscal 2025, the Old Lionsgate Compensation Committee reviewed each division’s fiscal 2025 financial performance using segment profit as the principal performance metric.

	Fiscal 2025 Actual Segment Profit		Fiscal 2025 Plan Segment Profit		Percent of 2025 Actual vs. 2025 Plan
LG Studios Business
Motion Picture.............................................	$307.6	million	$330.6	million	~90%
Television Production..................................	$136.5	million	$215.3	million	~65%
Media Networks.............................................	$202.8	million	$207.6	million	~98%
Accordingly, the Old Lionsgate Compensation Committee determined to award the following divisional performance measures for fiscal 2025:
•90% as the divisional performance measure for the Motion Picture segment;
•65% as the divisional performance measure for the Television Production segment; and
•95% as the divisional performance measure for the Media Networks segment.
In reviewing divisional performance for the Named Executive Officers, the Old Lionsgate Compensation Committee evaluated overall Old Lionsgate performance rather than focusing on any particular division. Accordingly, the Old Lionsgate Compensation Committee determined that each Named Executive Officer would be awarded 75% for divisional performance.
Fiscal 2025 Annual Incentive Bonuses for Named Executive Officers
Jon Feltheimer

	Corporate	Divisional	Fiscal 2025	Fiscal 2025 Bonus
Name	Performance	Performance	Target Bonus	Cash	Equity
Jon Feltheimer	75%	75%	$7,500,000	$1,200,000	$5,300,000*
*Award of 662,500 restricted share units that vest on the first anniversary of grant (based on a $8 share price of Old Lionsgate’s Class B shares).
Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Feltheimer earned a preliminary bonus of $5,625,000. The Old Lionsgate Compensation Committee, however, then reviewed Mr. Feltheimer’s achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Old Lionsgate Compensation Committee noted the following key contributions:

•Separation Execution and Governance Leadership: Orchestrated the successful separation of the LG Studios Business and Starz Business into two independent, publicly traded entities in May 2025, including support for the collapse of Old Lionsgate’s dual-class share structure into a single class and creation of separate capital structures, independent boards of directors, and establishment of new corporate governance frameworks for Lionsgate and Starz.
•Deliver Record Library Performance: In a challenging environment, led Old Lionsgate to achieve record library performance with trailing 12-month revenue of $956 million (up 8% relative to fiscal 2024 fourth quarter trailing 12-month library revenue) driven by a best-ever fiscal 2025 fourth quarter through a combination of organic replenishment, distribution of third-party titles, library acquisitions and the rollout of new proprietary FAST and AVOD channels.
•Content Strategy and Growth Opportunities: Advanced a robust slate of theatrical releases (including The Hunger Games: Sunrise on the Reaping, The Long Walk, Good Fortune, Now You See Me: Now You Don’t, The Housemaid, The Resurrection of the Christ, Michael, Caine, and the re-imagining of Blair Witch) to replenish the theatrical content pipeline for fiscal 2026, while positioning the studio for accelerated growth and enhanced financial performance in fiscal 2027. In television, in addition to the critical success of The Studio and Ghosts, continuing to strengthen the television portfolio with premium properties such as Spartacus: House of Ashur, The Rainmaker and Robin Hood, while advancing development on high-profile IP such as the Twilight television adaptation Midnight Sun, the John Wick: Under the High Table series and a television adaptation of Bad Moms.
•Motion Picture Financial Performance and Operational Efficiency: Old Lionsgate’s Motion Picture segment revenue for the fourth quarter of fiscal year 2025 grew 28%, while segment profit grew 65%, driven by box office success of mid-budget films, an increase in non-theatrical content deliveries, strong library demand and lower print and advertising spend.
•Prepared the Starz Business for Separation: At the Starz Business, ended the fiscal 2025 fourth quarter with 12.3 million U.S. over-the-top subscribers, representing sequential growth of 530,000 subscribers (with total U.S. subscribers reaching 18.0 million, an increase of 320,000 from the prior quarter).
The Old Lionsgate Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Feltheimer. Pay Governance reviewed, among other things, the achievements noted above, other highlights of Old Lionsgate’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Feltheimer’s total direct compensation (defined as base salary, actual annual bonus, and the grant date fair value of equity awards granted to the executive during the fiscal year) relative to similar positions within Old Lionsgate’s peer group.
Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Feltheimer’s individual contributions, the Old Lionsgate Compensation Committee approved for fiscal 2025 a bonus of $6,500,000 (adjusted upward from the preliminary bonus amount, but below target), consisting of $1,200,00 in cash and a time-based award of 662,500 restricted share units (based on an $8 share price, above the then-current trading price of Old Lionsgate’s Class B non-voting shares, and vesting over one year). The Old Lionsgate Compensation Committee allocated nearly 80% of Mr. Feltheimer’s bonus to this time-based equity award in order to further align Mr. Feltheimer’s interests with those of shareholders and reinforce long-term value creation.
Michael Burns

	Corporate	Divisional	Fiscal 2025	Fiscal 2025 Bonus
Name	Performance	Performance	Target Bonus	Cash	Equity
Michael Burns	75%	75%	$5,000,000	$3,500,000	$1,000,000*
*Award of 125,000 restricted share units that vest on the first anniversary of grant (based on a $8 share price of Old Lionsgate’s Class B non-voting shares).

Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Burns earned a preliminary bonus of $3,750,000. The Old Lionsgate Compensation Committee, however, then reviewed Mr. Burns’ achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Old Lionsgate Compensation Committee noted the following key contributions:
•Separation Strategy and Execution: Played a central leadership role in the multi-year effort to separate Lionsgate and Starz into two independent, publicly traded entities, commencing with the close of the business combination of the LG Studios Business with Screaming Eagle Acquisition Corp. and launch of Legacy Lionsgate Studios in May 2024, and ending with the Separation of the LG Studios Business and Starz Business under two independent, publicly traded entities in May 2025. Served as a driving force behind the transaction’s conception and execution, which included an equity raise from institutional investors in May 2024, creation of separate capital structures for Lionsgate and Starz, the collapse of Old Lionsgate’s dual-class share structure into a single class, and ultimately, helping secure overwhelming shareholder approval for the Separation.
•Capital Markets and Financial Strategy: Worked closely with Old Lionsgate’s executive team to supervise all capital markets activity, with a focus on reducing net debt and lowering Old Lionsgate’s cost of capital. Leveraged long-standing banking relationships to support financing efforts and strengthen the balance sheets of both Lionsgate and Starz.
•M&A and Franchise Development: Contributed to the successful acquisition and integration of eOne Entertainment and played a key role in franchise expansion and monetization strategies, including the development of new projects tied to franchise properties.
•Stakeholder: Maintained and expanded high-level relationships with institutional investors, rating agencies and strategic partners.
•Talent Engagement: Leveraged relationships with top-tier talent and creators to secure new content deals and franchise extensions across platforms.
•AI Innovation: Spearheaded groundbreaking partnership with Runway, marking the first collaboration between a Hollywood studio and the leading applied AI research company to develop a custom AI model trained on Old Lionsgate’s proprietary film and television content.
The Old Lionsgate Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Burns. Pay Governance reviewed, among other things, the achievements noted above, other highlights of Old Lionsgate’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Burns’ total direct compensation relative to similar positions within Old Lionsgate’s peer group.
Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Burns’ individual contributions, the Old Lionsgate Compensation Committee approved for fiscal 2025 a bonus of $4,500,000 (adjusted upward from the preliminary bonus amount, but below target), consisting of $3,500,000 in cash and a time-based award of 125,000 restricted share units (valued at an $8 share price, above the then-current trading price of Old Lionsgate Class B non-voting shares, and vesting over one year). The Old Lionsgate Compensation Committee determined that allocating a substantial portion of Mr. Burns’ bonus in cash was appropriate in light of Mr. Burns’ leadership in the strategic execution of the Separation— a unique, non-recurring, complex and transformative transaction requiring sustained engagement, stakeholder coordination, and long-term vision. In contrast, the time-based equity award, vesting over one year, further aligns Mr. Burns’s interests with those of shareholders, reinforces long-term value creation, and reflects his ongoing contributions to Starz’s and Lionsgate’s strategic direction and governance.
James W. Barge

	Corporate	Divisional	Fiscal 2025
Name	Performance	Performance	Target Bonus	Fiscal 2025 Cash Bonus
James W. Barge	75%	75%	$3,000,000	$3,000,000
Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Barge earned a preliminary bonus of $2,250,000. The Old Lionsgate Compensation Committee, however, then reviewed Mr. Barge’s achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Old Lionsgate Compensation Committee noted the following key contributions:
•Business Combination Planning and Execution: Served as a principal member of the leadership team which oversaw the preparation and close of the business combination with Screaming Eagle Acquisition Corp. and launch of Legacy Lionsgate Studios in May 2024, which included a capital raise of approximately $300 million in gross proceeds from a consortium of leading investors.
•Separation Planning and Execution: Led the financial strategy and execution of all accounting, financial and tax aspects of the separation of the LG Studios Business and the Starz Business under two independent, publicly traded entities in May 2025, which involved, among other matters, designing and implementing two distinct capital structures for the LG Studios Business and the Starz Business, each tailored to the operational and financial needs of the respective businesses.
•Treasury and Financing Leadership: For the LG Studios Business, led the successful execution of a $1 billion senior secured amortizing term credit facility based on and secured by the LG Studios Business’s intellectual property rights primarily associated with certain titles (the "LG IP Credit Facility"), a $340 senior secured amortizing term credit facility based on and secured by the LG Studios Business’s intellectual property rights primarily associated with certain titles acquired as part of Old Lionsgate’s acquisition of eOne Entertainment(the "eOne IP Credit Facility"), a note exchange resulting in $390 million aggregate principal amount of 6.00% senior notes due 2030, and an $800 million revolving credit facility (which may be increased to $1.2 billion). For the Starz Business, oversaw a $300.0 million senior secured term loan credit facility, a $150.0 million senior secured revolving credit facility and $325 million aggregate principal amount of the 5.50% senior notes due 2029. The financings were completed on favorable terms and supported the establishment of two fully independent capital structures, with net debt targets of approximately $1.4 billion and $800 million, respectively.
•Liquidity and Working Capital Management: Oversaw Old Lionsgate’s monetization and production loan programs, expanded banking relationships by adding new lenders enabling more competitive pricing and executed sustainable working capital reductions to improve liquidity and reduce capital needs across the organization.
•Cost Efficiency and Procurement: Achieved company-wide cost savings through procurement policy enforcement, vendor contract transitions, and production cost optimization, exceeding annual savings targets.
•Organizational Leadership and Succession: Directed succession planning and departmental restructuring across finance, IT, and tax, including onboarding key leadership and achieving cost efficiencies through headcount optimization.
•Operational and Infrastructure Support: Provided financial oversight for studio infrastructure investments and supported production planning and resource allocation across multiple locations.
The Old Lionsgate Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Barge. Pay Governance reviewed, among other things, the achievements noted above, other highlights of Old Lionsgate’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Barge’s total direct compensation relative to similar positions within Old Lionsgate’s peer group.

Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Barge’s individual contributions, the Old Lionsgate Compensation Committee approved for fiscal 2025 a cash bonus of $3,000,000 (adjusted upward from the preliminary bonus amount, but not above target). The Old Lionsgate Compensation Committee allocated all of Mr. Barge’s bonus in cash in recognition of the successful execution of the Separation— a unique, non-recurring, complex and transformative transaction that required extraordinary effort and expertise.
Brian Goldsmith

	Corporate	Divisional	Fiscal 2025	Fiscal 2025 Bonus
Name	Performance	Performance	Target Bonus	Cash	Equity
Brian Goldsmith	75%	75%	$1,250,000	$1,000,000	$500,000*
*Award of 62,500 restricted share units that vest on the first anniversary of grant (based on a $8 share price of Old Lionsgate Class B non-voting shares).

Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Goldsmith earned a preliminary bonus of $937,500. The Old Lionsgate Compensation Committee, however, then reviewed Mr. Goldsmith’s achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Old Lionsgate Compensation Committee noted the following key contributions:
•Operational Leadership and Integration: Oversaw the continued integration of eOne Entertainment into Old Lionsgate’s operations, including headcount reductions, accounting system transitions, and streamlining of participations workflows. Led efforts to consolidate music publishing administration across business units, resulting in reduced administrative burden and lower third-party fees. Supported restructuring initiatives in unscripted television and enhanced coordination between business divisions.
•Separation Execution and Intercompany Structuring: Played a key leadership role in preparing for the separation of the LG Studios Business and the Starz Business under two independent, publicly traded entities in May 2025 by finalizing intercompany agreements, leading shared services planning, and overseeing the operational blueprint for the Separation (including transition services agreements, systems separation, data migration, and real estate).
•Capital Allocation and Monetization of Non-core Assets: Applied disciplined capital allocation strategies using IRR-based investment thresholds across greenlights, buyouts, and acquisitions. Led multiple accretive participant buyouts, including high-return transactions involving eOne Entertainment and key franchise titles. Negotiated and closed the sale of non-core assets (including sale of Old Lionsgate’s equity method ownership interest in Spyglass) and advanced consolidation and monetization of music publishing library.
•Real Estate Optimization: Executed a comprehensive real estate strategy that included lease terminations, relocations, and consolidations across New York, Los Angeles, London, and Toronto, resulting in significant cost savings and improved space efficiency.
•Strategic Transactions and M&A: Managed post-close integration of several film library acquisitions, and oversaw 3 Arts Entertainment’s acquisition of A&A Management, a full service sports and entertainment management company, and OManagement, a boutique talent development firm focused on news media. Shortly after close of the 2025 fiscal year, led the consummation of a partnership with Blumhouse and Atomic Monster to continue and grow the Saw franchise.
•Franchise and Library Optimization: Sponsored the renewal and buyout process for library titles, achieving high-return outcomes and eliminating audit risks. Continued development of Old Lionsgate’s franchise strategy and supported the creation of a centralized process to guide long-term IP monetization.
The Old Lionsgate Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Goldsmith. Pay Governance reviewed, among other things, achievements noted above, other highlights of Old Lionsgate’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Goldsmith’s total direct compensation relative to similar positions within Old Lionsgate’s peer group and certain companies in its entertainment industry group.
Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Goldsmith’s individual contributions, the Old Lionsgate Compensation Committee approved for fiscal 2025 a bonus of $1,500,000 (adjusted upward from the preliminary bonus amount and slightly above target), consisting of a $1,000,000 in cash and a and a time-based award of 62,500 restricted share units (valued at an $8 share price, above the then-current trading price of Old Lionsgate’s Class B non-voting shares, and vesting over one year). The Old Lionsgate Compensation Committee approved a bonus for Mr. Goldsmith slightly above target and determined to allocate a larger portion of the bonus to cash noting Mr. Goldsmith’s leadership in managing the operational execution of the Separation—including oversight of organizational readiness, business continuity, systems migration and cross-functional coordination. In contrast, the equity award is intended to align Mr. Goldsmith’s long-term interests with those of shareholders, reinforce accountability, and support continued value creation through ongoing leadership.
Bruce Tobey

	Corporate	Divisional	Fiscal 2025	Fiscal 2025 Bonus
Name	Performance	Performance	Target Bonus	Cash	Equity
Bruce Tobey	75%	75%	$750,000	$1,000,000	$1,000,000*
*Award of 125,000 restricted share units that vest on the first anniversary of grant (based on a $8 share price of Old Lionsgate Class B non-voting shares).

Based on the application of the corporate and divisional performance metrics discussed above, each weighted at 75%, Mr. Tobey’s earned a preliminary bonus of $562,500. The Old Lionsgate Compensation Committee, however, then reviewed Mr. Tobey’s achievements relative to individual performance goals established at the outset of the fiscal year, to determine whether to exercise discretion to adjust the preliminary bonus amount. The Old Lionsgate Compensation Committee noted the following key contributions:
•Business Combination Planning and Execution: Served as a principal member of the leadership team that oversaw the preparation and close of the business combination with Screaming Eagle Acquisition Corp. and launch of Legacy Lionsgate Studios in May 2024, which included a capital raise of approximately $300 million in gross proceeds from a consortium of leading investors.
•Public Company Governance and Oversight: Oversaw legal and compliance matters for both pre-Separation companies (Old Lionsgate and Legacy Lionsgate Studios), including regulatory filings, board and committee governance and support, and ensuring adherence to regulatory compliance across multiple jurisdictions.
•Separation Planning and Execution: Navigated the legal complexities inherent in and led preparation and execution of the legal and regulatory aspects of the separation of the LG Studios Business and the Starz Business under two independent, publicly traded entities in May 2025. This included structuring and negotiation of all key intercompany and governance agreements (such as the separation agreements employee matters agreements, investor rights agreements, voting agreements and registration rights agreements), directed the preparation and clearance with the SEC of several proxy and registration statements related to the Separation, supported the evaluation of Old Lionsgate’s share class collapse, and provided structuring and legal support for the capital structures created for each entity after the Separation (including execution of the LG IP Facility, the eOne IP Facility, a note exchange, and the negotiation of new post-Separation credit arrangements for LG Studios).

•Corporate and Financing Transactions: Provided legal support for a range of other strategic transactions, including 3 Arts Entertainment’s acquisition of A&A Management and OManagement, amendments to a slate co-financing agreement with Media Capital Technologies, library acquisitions, production loans and monetization arrangements, while managing outside counsel and internal deal execution. Shortly after close of fiscal 2025, led the consummation of a partnership with Blumhouse and Atomic Monster to continue and grow the Saw franchise.
•AI Innovation Oversight: Co-led Old Lionsgate’s AI Steering Committee, evaluated vendor solutions, and established internal protocols for responsible AI use and governance. Led the structuring and negotiation of Old Lionsgate’s partnership with Runway.
•Litigation and Claims Management: Directed the resolution of key litigation and insurance matters, including third-party claims, internal disputes, and recoveries related to legacy transactions and insurance coverage.
•Organizational Leadership and Optimization: Managed and restructured Old Lionsgate’s legal and business affairs teams in anticipation of separation, reducing outside legal spend, and implementing operational efficiencies through technology and resource alignment.
The Old Lionsgate Compensation Committee also engaged Pay Governance to assist it in assessing the fiscal 2025 bonus amount for Mr. Tobey. Pay Governance reviewed, among other things, the achievements noted above, other highlights of Old Lionsgate’s business and strategic performance achieved during fiscal 2025, and the competitive position of Mr. Tobey’s total direct compensation relative to similar positions within Old Lionsgate’s peer group.
Accordingly, based on this analysis and in recognition of the scope and impact of Mr. Tobey’s individual contributions, the Old Lionsgate Compensation Committee approved for fiscal 2025 a bonus of $2,000,000 (adjusted upward from the preliminary bonus amount and above target), consisting of $1,000,000 in cash and a time-based award of 125,000 restricted share units (valued at an $8 share price, above the then-current trading price of Old Lionsgate Class B non-voting shares, and vesting over one year). The Old Lionsgate Compensation Committee approved a bonus for Mr. Tobey above target and determined to determined that allocating half of Mr. Tobey’s bonus in cash was warranted in recognition of Mr. Tobey’s central role in the legal execution of the Separation— a unique, non-recurring, complex and transformative transaction that demanded sustained leadership, technical expertise, and coordination across multiple jurisdictions and counterparties. In contrast, the equity award, which is time-based and vests over one year, is intended to further align Mr. Tobey’s interests with those of shareholders, reward continued service, and reflect the importance of maintaining steady legal and strategic guidance across Old Lionsgate’s operations.

Pay Versus Performance
This section summarizes the relationship between the total compensation paid for Old Lionsgate’s Chief Executive Officer and the other Old Lionsgate Named Executive Officers and Old Lionsgate’s financial performance for the fiscal years shown in the table (in this discussion, Old Lionsgate’s Chief Executive Officer is also referred to as the principal executive officer or “PEO”, and the Named Executive Officers other than Old Lionsgate’s Chief Executive Officer are referred to as the “Non-PEO NEOs”).

						Value of Initial Fixed $100 Investment Based On:
Fiscal Year	Summary Compensation Table Total for PEO ($)(1)(2)	Compensation Actually Paid to PEO ($)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(1)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)(3)	Old Lionsgate TSR ($)(4)	Dow Jones U.S. Media Sector TSR ($)(4)	S&P Movies & Entertainment Index TSR ($)(4)	Old Lionsgate Net Income (Loss) ($Millions)(5)	Old Lionsgate Adjusted OIBDA ($Millions)(6)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)
2025	$9,823,232	$9,324,606	$5,682,552	$5,517,726	$146	$109	$161	$(362)	$448
2024	$18,213,948	$13,002,216	$6,624,357	$6,218,137	$164	$118	$133	$(1,103)	$518
2023	$21,528,409	$13,153,336	$6,429,940	$4,169,033	$182	$108	$96	$(2,010)	$358
2022	$5,585,412	$10,753,069	$4,649,415	$6,185,148	$267	$144	$124	$(188)	$402
2021	$19,176,875	$30,384,695	$5,694,133	$10,065,318	$246	$176	$166	$(19)	$541
(1)Mr. Feltheimer was Old Lionsgate’s Chief Executive Officer for each of the five fiscal years included in the table above. For fiscal years 2021 and 2022, Old Lionsgate’s Non-PEO NEOs were Messrs. Burns, Barge, Goldsmith and Corii Berg, Old Lionsgate’s former General Counsel. For fiscal year 2023, Old Lionsgate’s Non-PEO NEOs were Messrs. Burns, Barge, Goldsmith, Tobey and Berg. For fiscal years 2024 and 2025, Old Lionsgate’s Non-PEO NEOs were Messrs. Burns, Barge, Goldsmith, and Tobey.
(2)See the Summary Compensation Table above for detail on the total compensation for Old Lionsgate’s Chief Executive Officer for fiscal year 2025. The total compensation for Old Lionsgate’s CEO and the average compensation for the Non-PEO NEOs for each of the earlier fiscal years was calculated from the Summary Compensation Table as disclosed in Old Lionsgate’s proxy statement filed with the Securities and Exchange Commission in the calendar year in which the applicable fiscal year ended.
(3)For purposes of this table, the compensation actually paid (also referred to as “CAP”) to each of Old Lionsgate’s NEOs (including, for purposes of this table, former Named Executive Officers as noted above) is equal to the NEO’s total compensation reported in the Summary Compensation Table for the applicable fiscal year and adjusted for the following with respect to that NEO:
•Less the amounts reported in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table for the applicable fiscal year,
•Plus the fiscal year-end value of Old Lionsgate’s option and stock awards granted in the covered fiscal year which were outstanding and unvested at the end of the covered fiscal year,
•Plus/(less) the change in value as of the end of the covered fiscal year as compared to the value at the end of the prior fiscal year for Old Lionsgate’s option and stock awards which were granted in prior fiscal years and were outstanding and unvested at the end of the covered fiscal year,
•Plus the vesting date value of Old Lionsgate’s option and stock awards which were granted and vested during the same covered fiscal year,
•Plus/(less) the change in value as of the vesting date as compared to the value at the end of the prior fiscal year for Old Lionsgate’s option and stock awards which were granted in prior fiscal years and vested in the covered fiscal year,

•Less, as to any Old Lionsgate option and stock awards which were granted in prior fiscal years and were forfeited during the covered fiscal year, the value of such awards as of the end of the prior fiscal year,
•Plus the dollar value of any dividends or other earnings paid during the covered fiscal year on outstanding and unvested Old Lionsgate stock awards not otherwise included,
•Plus, as to an Old Lionsgate option or stock award that was materially modified during the covered fiscal year, the amount by which the value of the award as of the date of the modification exceeds the value of the original award on the modification date.
In making each of these adjustments, the “value” of an option or stock award is the fair value of the award in LGEC stock on the applicable date determined in accordance with FASB ASC Topic 718 using the valuation assumptions Old Lionsgate then used to calculate the fair value of its equity awards. For more information on the valuation of Old Lionsgate’s equity awards, please see the notes to Old Lionsgate’s financial statements that appear in its Annual Report on Form 10-K for each fiscal year and the footnotes to the Summary Compensation Table that appears in Old Lionsgate’s annual proxy statement for each year.
The table above reflects the CAP (determined as noted above) for Old Lionsgate’s Chief Executive Officer and, for Old Lionsgate’s Non-PEO NEOs, the average of the CAPs determined for the Non-PEO NEOs for each of the fiscal years shown in the table.
The following table provides a reconciliation of the Summary Compensation Table Total to Compensation Actually Paid for the PEO.

Reconciliation of Summary Compensation Table Total to Compensation Actually Paid for PEO	Fiscal Year 2025 ($)	Fiscal Year 2024 ($)	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Summary Compensation Table Total..........................................................	9,823,232	18,213,948	21,528,409	5,585,412	19,176,875
Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year.....................................................................................................	(6,727,032)	(5,427,902)	(9,750,004)	(1,000,003)	(7,446,931)
Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted in Fiscal Year.................................................	4,239,291	5,986,201	10,815,950	—	15,610,964
Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years.................................................	(690,122)	(207,176)	(8,868,143)	3,994,288	2,420,353
Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year..................................................	2,431,535	—	—	1,000,003	—
Change in Fair Value as of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year...................................	247,702	(5,562,855)	(572,876)	1,173,369	623,434
Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year..............................................	—	—	—	—	—
Compensation Actually Paid.........................................................................	9,324,606	13,002,216	13,153,336	10,753,069	30,384,695
The following table provides a reconciliation of the average of the Summary Compensation Table Total for the Non-PEO NEOs for a fiscal year to the average of the Compensation Actually Paid for the Non-PEO NEOs for that fiscal year.

Reconciliation of Average Summary Compensation Table Total to Average Compensation Actually Paid for Non-PEO NEOs	Fiscal Year 2025 ($)	Fiscal Year 2024 ($)	Fiscal Year 2023 ($)	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Summary Compensation Table Total..........................................................	5,682,552	6,624,357	6,429,940	4,649,415	5,694,133
Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year.....................................................................................................	(2,396,974)	(2,328,686)	(3,272,202)	(2,759,912)	(2,366,952)
Fair Value at Fiscal Year-End of Outstanding and Unvested Option and Stock Awards Granted in Fiscal Year.................................................	1,542,044	1,720,364	2,430,521	1,022,759	4,803,958
Change in Fair Value of Outstanding and Unvested Option and Stock Awards Granted in Prior Fiscal Years.................................................	(199,971)	(98,353)	(761,350)	1,155,466	1,236,985
Fair Value at Vesting of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year..................................................	832,904	672,750	948,244	1,392,662	158,084
Change in Fair Value as of Vesting Date of Option and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year...................................	57,171	(372,295)	(1,571,828)	724,758	539,110
Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year..............................................	—	—	(34,292)	—	—
Compensation Actually Paid.........................................................................	$5,517,726	$6,218,137	$4,169,033	$6,185,148	$10,065,318
(4) Old Lionsgate’s Total Shareholder Return (“TSR”) represents cumulative total shareholder return on a fixed investment of $100 in existing common stock for the period beginning on the last trading day of fiscal year 2020 through the end of the applicable fiscal year, and is calculated assuming the reinvestment of dividends. The Dow Jones U.S. Media Sector Index TSR and the S&P Movies & Entertainment Index (which Old Lionsgate used in the stock performance graph required by Item 201(e) of Regulation S-K included in its Annual Reports for each fiscal year covered by the table) represent cumulative total shareholder return on a fixed investment of $100 in the Dow Jones U.S. Media Sector Index and the S&P Movies & Entertainment Index, respectively, for the period beginning on the last trading day of fiscal year 2020 through the end of the applicable fiscal year, and are calculated assuming the reinvestment of dividends. The following chart illustrates the CAP for Old Lionsgate’s Chief Executive Officer and the average CAP for Old Lionsgate’s Non-PEO NEOs for each of the last five fiscal years against Old Lionsgate’s total shareholder return and the total shareholder return for each of the Dow Jones U.S. Media Sector and the S&P Movies & Entertainment Index (each calculated as described above) over that period of time.

(5)    This column shows Old Lionsgate’s net income (loss) for each fiscal year covered by the table. The following chart illustrates the CAP for Old Lionsgate’s Chief Executive Officer and the average CAP for Old Lionsgate’s Non-PEO NEOs for each of the last five fiscal years against Old Lionsgate’s net income for each of those years.
(6) This column shows Old Lionsgate’s adjusted OIBDA for each fiscal year covered by the table. Old Lionsgate considered adjusted OIBDA to be a key metric in its executive compensation program, used in determining corporate performance under fiscal year 2025 annual incentive plan. See the Compensation Discussion and Analysis section of this report for more information regarding the use of this performance measure in Old Lionsgate’s executive compensation program. The following chart illustrates the CAP for Old Lionsgate’s Chief Executive Officer and the average CAP for Old Lionsgate’s Non-PEO NEOs for each of the last five fiscal years against Old Lionsgate’s adjusted OIBDA for each of those years.

Following is an unranked list of Old Lionsgate’s financial performance measures it considered most important in linking the compensation actually paid to Old Lionsgate’s NEOs for fiscal 2025 with Old Lionsgate’s performance.
•Adjusted OIBDA (used in determining corporate performance for purposes of the annual incentive plan); and
•Certain Discretionary Assessment of Achievement of Operational and Strategic Goals (used in determining individual performance for purposes of the annual incentive plan and the vesting of performance-based equity awards)
See the Compensation Discussion and Analysis section for more information regarding the use of these performance measures in Old Lionsgate’s executive compensation program in fiscal 2025.
In general, Old Lionsgate also viewed its stock price, upon which the value of the equity awards granted by Old Lionsgate in fiscal 2025 was dependent, as a key performance-based component of its executive compensation program to further align the interests of senior management with the interests of shareholders.
Long-term Incentive Awards
Old Lionsgate believed that providing a meaningful equity stake in the business was essential to ensure competitive compensation and align executives’ incentives with shareholders’ interests, driving long-term performance. To this end, Old Lionsgate historically made grants of restricted share units, stock options and/or SARs to incentivize executives in driving shareholder value. The Old Lionsgate Compensation Committee determined these grants based on factors such as:
•The executive’s role and overall compensation package;
•The executive’s performance in fulfilling individual responsibilities;
•Comparative analysis of equity participation among executives at peer group companies; and
•The executive’s contribution to Old Lionsgate’s financial success.
Equity Award Grant Practices
Equity award grants to the Named Executive Officers were set forth in their employment agreements, which generally provided terms for annual grants to be made over the agreement’s term. The Old Lionsgate Compensation Committee assessed the award terms each year and made a final determination as to the types and terms of equity awards to be granted to the Named Executive Officers for that year. The number of shares subject to restricted share unit awards was generally determined by dividing the applicable grant date value provided in the employment agreement by the closing price on the grant date, and the number of shares subject to awards of stock options and SARs was generally determined by dividing the applicable grant date value provided in the employment agreement by the per-share fair value of the award on the grant date based on the valuation method and assumptions then generally used by Old Lionsgate in valuing its options and SARs for financial statement purposes.
The Old Lionsgate Compensation Committee’s practice was to grant annual equity awards at its first meeting after July 1 each year. Additionally, Old Lionsgate may have, from time-to-time, granted equity-based awards to executive officers and other employees as part of annual bonuses, in connection with new-hires or promotions, or in other special circumstances, and retained discretion to grant equity awards from time-to-time when and as the Old Lionsgate Compensation Committee determined to be appropriate. The release of material non-public information was not taken into account in determining the timing and terms of equity award grants, and Old Lionsgate did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
Prior to the Separation, Old Lionsgate’s equity incentive awards, as described below, were generally made with respect to Old Lionsgate Class B non-voting shares. However, the Old Lionsgate Compensation Committee had

discretion to provide that awards granted under stock incentive plans be made with respect to Old Lionsgate Class A voting shares rather than Old Lionsgate Class B non-voting shares. The discussion below refers to the classes of Old Lionsgate shares that were subject to grants made prior to the Separation. After the Separation, Starz has one class of common shares, and Starz’s equity incentive awards will be made with respect to those common shares.

Restricted Share Units
Old Lionsgate granted long-term incentive awards to the Named Executive Officers in the form of restricted share units that could be subject to time-based and performance-based vesting requirements. These awards generally related to Old Lionsgate Class B non-voting shares, with each unit that vested payable in Old Lionsgate Class B non-voting shares (although awards could also be structured to be payable in cash based on the value of the underlying shares). Awards of time-based restricted share units vested over a period of several years following the date of grant, aligning executives’ interests with shareholders and promoting retention by maintaining value regardless of share price fluctuations.
Awards of performance-based restricted share units also covered multiple years, with portions eligible to vest annually based on Old Lionsgate and individual performance relative to goals set by the Old Lionsgate Compensation Committee. Before any performance-based restricted share unit was paid, the Old Lionsgate Compensation Committee needed to certify that the performance target(s) were satisfied. The Old Lionsgate Compensation Committee had discretion to determine the performance target(s) and any other restrictions or other limitations of performance-based restricted share units and could reserve discretion to reduce payments below maximum award limits, enabling these awards to drive annual performance while reinforcing long-term retention. In no event could the award vest as to more than 100% of the shares subject to the award.

Stock Options
A stock option is the right to purchase shares at a future date at a specified price per share. Old Lionsgate granted stock options to the Named Executive Officers with an exercise price that was equal to (i) the closing price of an Old Lionsgate Class B non-voting share on the date of grant, and (ii) in certain cases, as a percentage premium to the closing price of an Old Lionsgate Class B non-voting share on the date of grant. Thus, the Named Executive Officers would realize value on their stock options only if Old Lionsgate’s shareholders realized value on their shares and, for that reason, the Old Lionsgate Compensation Committee considered all options to be performance-based awards. The stock options functioned as a retention incentive for Old Lionsgate’s executives as the executive generally needed to remain employed through the vesting period. The maximum term of a stock option is 10 years from the date of grant.

Share Appreciation Rights
A share appreciation right (or SAR) is the right to receive payment of an amount equal to the excess of the fair market value of an Old Lionsgate Class B non-voting share on the date of exercise of the SAR over the base price of the SAR. Old Lionsgate made a portion of its long- term incentive awards to the Named Executive Officers in the form of SARs. Upon exercise of a SAR, the holder would receive a payment in cash or shares with a value equal to the excess, if any, of the fair market value of an Old Lionsgate Class B non-voting share on the date of exercise of the SAR over the base price of the SAR. Because the base price of the SAR would be not less than the closing price of an Old Lionsgate Class B non-voting share on the grant date, SARs provided the same incentives as stock options because the holder would realize value on their SARs only if Old Lionsgate’s share price increased after the date of grant. Thus, similar to stock options, SARs were considered by the Old Lionsgate Compensation Committee to be performance-based awards. The SARs functioned as a retention incentive for Old Lionsgate’s executives as the executive generally needed to remain employed through the vesting period. The maximum term of a SAR is 10 years from the date of grant.

Granting of Equity Awards in Fiscal 2025
The following equity awards were granted to the Named Executive Officers in fiscal 2025.
These awards consist of annual grants made to Messrs. Feltheimer, Burns, Barge, Goldsmith and Tobey pursuant to their employment agreements. In addition, these awards consist of a portion of certain performance-based awards approved by the Old Lionsgate Compensation Committee prior to fiscal 2025 that became eligible to vest during fiscal 2025. In the case of these performance-based awards, the award (or a portion thereof) is treated as granted for accounting purposes on the date on which the Old Lionsgate Compensation Committee determined whether the applicable performance requirements were met, and the discussion below relates to the vesting tranches of these awards allocated to fiscal 2025 (including the number of shares awarded by the Old Lionsgate Compensation Committee based on performance during fiscal 2025) or that were allocated to a performance period that ended during fiscal 2025. For more information on these awards, please see the executive compensation tables and narratives that follow this Compensation Discussion and Analysis.
In connection with the Separation, each of these awards was assumed by Lionsgate and converted into an equity award in respect of Lionsgate common shares.
•In August 2024, the Old Lionsgate Compensation Committee approved annual grants of restricted share units for fiscal 2025 (one-half of which would be subject to time-based vesting and one-half of which would be subject to performance-based vesting) to each of the Named Executive Officers. Each of these grants is scheduled to vest over a three-year period. The number of Old Lionsgate Class B non-voting shares subject to the time-based grants are shown in the Grants of Plan-Based Awards Table below. As noted above, the performance-based awards will not be treated as granted for accounting purposes until the Lionsgate Compensation Committee determines whether the applicable performance requirements have been met, and accordingly, the annual grants made in fiscal 2025 that are subject to performance-based vesting are not reflected in the table.
•In July 2024, the Old Lionsgate Compensation Committee determined the vesting of a tranche of awards of performance-based restricted share units granted to Messrs. Feltheimer, Barge and Goldsmith in July 2022, that were eligible to vest during fiscal 2025. The tranches covered 96,811, 54,456 and 56,473 restricted share units, respectively with respect to Old Lionsgate Class B non-voting shares, that were eligible to vest based on the Old Lionsgate Compensation Committee’s assessment of Old Lionsgate’s and the executive’s performance during the 12-month period covered by the tranche. For these purposes, the Old Lionsgate Compensation Committee reviewed Old Lionsgate’s corporate performance reflected in Old Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2024 and the contributions of Messrs. Feltheimer, Barge and Goldsmith cited in Old Lionsgate’s 2024 proxy statement. Accordingly, based on its review, the Old Lionsgate Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to these vesting tranches for Messrs. Feltheimer and Goldsmith, and 90% of the performance-based restricted share units that were subject to this vesting tranche for Mr. Barge, and these tranches were considered granted for accounting purposes upon the date of the Old Lionsgate Compensation Committee’s determination and are reported in the compensation tables below. However, these tranches of performance-based restricted share units would not vest unless a VWAP Goal (as defined below) was achieved on or before the earlier of (i) the third anniversary of the award date or (ii) the date of termination of the executive’s employment or service with Old Lionsgate or Lionsgate, as applicable, or any of its subsidiaries for any reason. The “VWAP Goal” would be considered achieved on the date on which the volume weighted average of the closing prices of Old Lionsgate Class B non-voting shares over a period of twenty (20) consecutive trading days ending on such date was equal to or greater than $14.61, in each case in regular trading on the New York Stock Exchange. The VWAP Goal (if not previously achieved) would be deemed to have been achieved in full upon any change in control of Old Lionsgate or Lionsgate, as applicable, or any other extraordinary transaction (including, but not limited to, a full or partial spin-off, split-off, issuance of a tracking stock or other transaction by Old Lionsgate or Lionsgate, as applicable, or its subsidiaries). In May 2024, the VWAP Goal was deemed to have been achieved.

•In July 2024, the Old Lionsgate Compensation Committee determined the vesting of a tranche covering 199,840 Old Lionsgate Class B non-voting shares of an award of performance-based restricted share units granted to Mr. Feltheimer in July 2023 that was eligible to vest during fiscal 2025 based on the Old Lionsgate Compensation Committee’s assessment of Old Lionsgate’s and Mr. Feltheimer’s performance during the 12-month period covered by that tranche. For these purposes, the Old Lionsgate Compensation Committee reviewed Old Lionsgate’s corporate performance reflected in Old Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2024, and the contributions of Mr. Feltheimer cited in Old Lionsgate’s 2024 proxy statement. Accordingly, based on its review, the Old Lionsgate Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to this vesting tranche.
•In July 2024, the Old Lionsgate Compensation Committee determined the vesting of a tranche covering 69,944 Old Lionsgate Class B non-voting shares of an award of performance-based restricted share units granted to Mr. Burns in July 2023 that was eligible to vest during fiscal year 2025 based on the Old Lionsgate Compensation Committee’s assessment of Old Lionsgate’s and Mr. Burns’ performance during the 12-month period covered by that tranche. For these purposes, the Old Lionsgate Compensation Committee reviewed Old Lionsgate’s corporate performance reflected in Old Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2024, and the contributions of Mr. Burns cited in Old Lionsgate’s 2024 proxy statement. Accordingly, based on its review, the Old Lionsgate Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to this vesting tranche.
•In July 2024, the Old Lionsgate Compensation Committee determined the vesting of (i) a tranche covering 42,779 Old Lionsgate Class B shares of an award of performance-based restricted share units granted to Mr. Barge in July 2021 and (ii) a tranche covering 64,948 Old Lionsgate Class B shares of an award of performance-based restricted share units granted to Mr. Barge in July 2023, in each case, that were eligible to vest during fiscal 2025 based on the Old Lionsgate Compensation Committee’s assessment of Old Lionsgate’s and Mr. Barge’s performance during the 12-month period covered by that tranche. For these purposes, the Old Lionsgate Compensation Committee reviewed Old Lionsgate’s corporate performance reflected in Old Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2024 and the contributions of Mr. Barge cited in Old Lionsgate’s 2024 proxy statement. Accordingly, based on its review, the Old Lionsgate Compensation Committee approved the vesting of 90% of the performance-based restricted share units that were subject to these vesting tranches.
•In July 2024, the Old Lionsgate Compensation Committee determined the vesting of (i) a tranche covering 39,927 Old Lionsgate Class B non-voting shares of an award of performance-based restricted share units granted to Mr. Goldsmith in July 2021, and (ii) a tranche covering 69,944 Old Lionsgate Class B non-voting shares of an award of performance-based restricted share units granted to Mr. Goldsmith in July 2023, in each case, that were eligible to vest during fiscal 2025 based on the Old Lionsgate Compensation Committee’s assessment of Old Lionsgate’s and Mr. Goldsmith’s performance during the 12-month period covered by that tranche. For these purposes, the Old Lionsgate Compensation Committee reviewed Old Lionsgate’s corporate performance reflected in Old Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2024, and the contributions of Mr. Goldsmith cited in Old Lionsgate’s 2024 proxy statement. Accordingly, based on its review, the Old Lionsgate Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to these vesting tranches.
•In July 2024, the Old Lionsgate Compensation Committee determined the vesting of a tranche covering 19,984 Old Lionsgate Class B non-voting shares of an award of performance-based restricted share units granted to Mr. Tobey in July 2023 that was eligible to vest during fiscal 2025 based on the Old Lionsgate Compensation Committee’s assessment of Old Lionsgate’s and Mr. Tobey’s performance during the 12-month period covered by that tranche. For these purposes, the Old Lionsgate Compensation Committee reviewed Old Lionsgate’s corporate performance reflected in Old Lionsgate’s Annual Report on Form 10-K for the year ended March 31, 2024, and the contributions of Mr. Tobey cited in Old Lionsgate’s 2024 proxy statement. Accordingly, based on its review, the Old Lionsgate Compensation Committee approved the vesting of 100% of the performance-based restricted share units that were subject to this vesting tranche.
Severance and Other Benefits upon Termination of Employment
In fiscal 2025, Old Lionsgate provided severance protections for the Named Executive Officers under their respective employment agreements. The Old Lionsgate Compensation Committee determined the level of severance benefits on a case-by-case basis, and, in general, considered them an important part of an executive’s compensation, consistent with competitive practices and, particularly in the context of a change in control transaction, playing a valuable role in attracting and retaining key executive officers.
As described in more detail under Potential Payments Upon Termination or Change in Control below, the Named Executive Officers would have been entitled to severance benefits under their employment agreements in the event of a termination of employment by Old Lionsgate “without cause” or, in certain cases, for “good reason,” as such terms were defined in the executive’s employment agreement. Old Lionsgate determined that it was appropriate to provide these executives with severance benefits under these circumstances in light of their positions with Old Lionsgate and as part of their overall compensation package. The cash severance benefits for these executives were generally determined, in the case of Messrs. Feltheimer and Burns, based on their base salary through the remainder of the term covered by their employment agreement and, in the case of the other Named Executive Officers, the greater of 50% of their base salary through the remainder of the term covered by their employment agreement or their base salary for a specified number of months following termination.
Old Lionsgate also believed that the occurrence, or potential occurrence, of a change in control transaction would create uncertainty regarding the continued employment of the Named Executive Officers, resulting from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the executive officers to remain employed with Old Lionsgate during an important time when their prospects for continued employment following the transaction are often uncertain, Old Lionsgate provided certain Named Executive Officers with enhanced severance benefits if their employment was terminated by Old Lionsgate “without cause” or, in certain cases, by the executive for “good reason” in connection with a change in control. Old Lionsgate believed that such enhanced severance benefited Old Lionsgate and the shareholders by incentivizing the executives to be receptive to potential transactions that were in the best interest of shareholders even if the executives faced great personal uncertainty in the change in control context. The cash severance benefits for these executives were generally determined based on their base salary through the remainder of the term covered by their employment agreement (or, if greater, a specified amount in the case of Messrs. Feltheimer and Burns or a specified number of months of base salary following termination in the case of the other Named Executive Officers). In addition, Old Lionsgate believed it was appropriate to provide these benefits to certain Named Executive Officers (other than Messrs. Feltheimer and Burns) if their employment were terminated in circumstances described above following a change in the senior management of Old Lionsgate as specified in their respective employment agreements.
As noted above, Old Lionsgate did not provide any benefits to Named Executive Officers that would have been payable solely because a change in control occurred or any right to receive a gross-up payment for any parachute payment taxes that may have been imposed in connection with a change in control.
See Potential Payments Upon Termination or Change in Control below for more information on the severance benefits provided under the Named Executive Officers’ employment agreements.
In connection with the Separation, each of the Named Executive Officer’s employment was transferred to Lionsgate. The Named Executive Officers’ cessation of employment with Starz did not result in the payment of severance or any other benefits.
Perquisites and Other Benefits
Old Lionsgate provided certain Named Executive Officers with limited perquisites and other personal benefits, such as life insurance policy contributions and club membership dues that the Old Lionsgate Compensation Committee believed were reasonable and consistent with Old Lionsgate’s overall compensation program, to better enable Old Lionsgate to attract and retain superior employees for key positions. Additionally, in fiscal 2025, Old Lionsgate had an interest in an aircraft through a fractional ownership program for use, from time to time, for film promotion and other corporate purposes. As Old Lionsgate had this interest in fiscal 2025 for business purposes, Old Lionsgate believed it was reasonable to afford limited personal use of the aircraft consistent with regulations of the Internal Revenue Service, the SEC and the Federal Aviation Administration. In fiscal 2025, Messrs. Feltheimer and Burns reimbursed Old Lionsgate for a portion of the costs incurred for their limited personal use of the aircraft. All of these perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes below.
Old Lionsgate also adopted, and Starz maintained, a non-qualified deferred compensation plan to allow the Named Executive Officers and certain other key employees the opportunity to defer a portion of their compensation without regard to the tax code limitations applicable to tax-qualified plans. The deferred compensation plan was intended to promote retention by providing participants with an opportunity to save for retirement in a tax-efficient manner. Please see the Non-Qualified Deferred Compensation section below for a description of the plan
Clawback Policy
In accordance with SEC and exchange listing requirements, both the Old Lionsgate Compensation Committee and Starz’s Compensation Committee adopted an executive compensation recovery policy regarding the adjustment or recovery of certain incentive awards or payments made to current or former executive officers in the event that Old Lionsgate or Starz, as applicable, were required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. In general, the policies provide that, unless an exception applies, Old Lionsgate or Starz, as applicable, would seek to recover compensation that was awarded to an executive officer based on Old Lionsgate’s or Starz’s, as applicable, attainment of a financial metric during the three-year period prior to the fiscal year in which the restatement occurs, to the extent such compensation exceeds the amount that would have been awarded based on the restated financial results.
Policy with Respect to Section 162(m)
U.S. federal income tax law generally prohibits a publicly held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. Certain awards granted before November 2, 2017, that were based upon attaining pre-established performance measures that were set by the Old Lionsgate Compensation Committee under a plan approved by Old Lionsgate’s shareholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1 million deductibility limit. As one of the factors in its consideration of compensation matters, the Old Lionsgate Compensation Committee would note this deductibility limitation. However, the Old Lionsgate Compensation Committee had the flexibility to take any compensation-related actions that it determined were in the best interests of Old Lionsgate and its shareholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.
Company’s Compensation Policies and Risk Management
In fiscal 2025, the Old Lionsgate Compensation Committee reviewed the design and operation of Old Lionsgate’s compensation structures and policies as they pertain to risk and determined that Old Lionsgate’s compensation programs did not create or encourage the taking of risks that were reasonably likely to have a material adverse effect on Old Lionsgate.
Compensation Committee Interlocks and Insider Participation
During fiscal 2025, the Old Lionsgate Compensation Committee consisted of Messrs. Simm (Chair), Fries, Rachesky, and Sloan and Ms. McCaw. No member who served on the Old Lionsgate Compensation Committee at any time during fiscal 2025 is or has been a former or current executive officer of Old Lionsgate or Starz, or had any relationships requiring disclosure by Old Lionsgate or Starz under the SEC’s rules or the rules and policies of the Canadian Securities Administrators requiring disclosure of certain relationships and related-party transactions. None of Old Lionsgate’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Old Lionsgate Compensation Committee during fiscal 2025.
Compensation Committee Report on Executive Compensation
The following Report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except to the extent the report is specifically incorporated by reference in that filing.
The Compensation Talent Committee has certain ties and powers as described in its charter. The Compensation Committee is currently composed of the four non-employee directors named below, each of whom the Board has determined is independent as defined by the NASDAQ listing standards. The Compensation Committee has reviewed and discussed with Old Lionsgate’s management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and discussion, the Compensation Talent Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this proxy statement to be filed with the SEC.

Compensation Committee of the Board of Directors
Joshua Sapan (Chair)
Lisa Gersh
Mark H. Rachesky, M.D.
Harry E. Sloan
Post-Separation Executive Officer Compensation Matters
Upon the Separation, the individuals named below became executive officers of Starz (the “Starz Executive Officers”).

Name	Position
Jeffrey A. Hirsch	President and Chief Executive Officer
Allison Hoffman	President, Starz Networks
Scott Macdonald	Chief Financial Officer
Jason Wyrick	Executive Vice President, Technology
Audrey Lee	Executive Vice President and General Counsel
In connection with the Separation, Starz is undertaking an ongoing evaluation of the compensation programs that have historically applied to its executive officers and considering whether any changes are warranted for the fiscal year ended December 31, 2026 and thereafter. The post-Separation Starz compensation practices (which do not impact the fiscal 2025 Named Executive Officers) will be described in the Starz 2026 proxy statement or its fiscal year 2026 Form 10K filing as applicable.
Key terms of the current employment agreements, offer letters and/or severance agreements Old Lionsgate entered into with the Starz Executive Officers are briefly described below, including Mr. Hirsch’s current employment agreement, the term of which is scheduled to end on July 31, 2025. We are continuing to develop the compensation philosophy of Starz following the Separation and the particular terms of Mr. Hirsch’s go-forward compensation.

Jeffrey Hirsch	Employment Agreement:	August 1, 2019, as amended on July 31, 2023, and on July 31, 2024
	Title:	Chief Executive Officer and President of Starz LLC
	Term Ending:	July 31, 2025

	Base Salary:	From August 1, 2019 through July 31, 2024: $1,250,000 From August 1, 2024 through July 31, 2025: $1,500,000
Bonuses:
Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee, with a target of 200% of base salary.
Eligible for an annual super bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee, with a target of $1,000,000.
Bonuses will be paid in cash and/or in the form of shares or share-based awards at the full discretion of the Old Lionsgate Compensation Committee; provided that no more than 25% of the actual bonus awarded will be payable in shares or share-based awards. Any shares or share-based awards are subject to vesting requirements.

	Other Benefits:	Eligible to participate in the usual benefit programs for executives at the same level.
Annual Equity Awards:
Eligible to receive annual grants as to Old Lionsgate Class B non-voting shares each year from fiscal 2020 through fiscal 2024 with a grant date value of $4,000,000, each with a three-year vesting period, and to consist of: (i) one-fourth time-based restricted share units, (ii) one-fourth time-based share appreciation rights, (iii) one-fourth performance-based restricted share units, and (iv) one-fourth performance-based share appreciation rights, as determined by the Old Lionsgate Compensation Committee.
Eligible to receive annual grants as to Old Lionsgate Class B non-voting shares each year for fiscal 2025 and fiscal 2026 with a grant date value of $4,000,000, each with a three-year vesting period, and to consist of: (i) one-third time-based restricted share units, (ii) one-third time-based options, and (iii) one-third performance-based restricted share units, as determined by the Old Lionsgate Compensation Committee.

Alison Hoffman	Employment Agreement:	February 27, 2023, as amended on March 15, 2023, and on August 23, 2024
	Title:	President, Starz Networks
	Term Ending:	July 30, 2026
	Base Salary:	$1,000,000
	Bonuses:	Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee, with a target of 100% of base salary.
	Other Benefits:	Eligible to participate in the usual benefit programs for executives at the same level.

Equity Award:
Eligible to receive annual grants as to Old Lionsgate Class B non-voting shares each year from fiscal 2024 through fiscal 2026 with a grant date value of 175% base salary, each with a three-year vesting period, and to consist of: (i) one-third time-based restricted share units, (ii) one-third time-based options, and (iii) one-third performance-based restricted share units, as determined by the Old Lionsgate Compensation Committee.

Scott Macdonald	Severance Agreement:	April 1, 2014
	Title:	Chief Financial Officer
	Term Ending:	Not applicable, at-will
	Base Salary:	$862,210.49, effective April 1, 2025
	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee, with a target of 70% of base salary.
	Other Benefits:	Eligible to participate in the usual benefit programs for executives at the same level.
Annual Equity Awards:
Eligible to receive annual grants as to Old Lionsgate Class B non-voting shares each year with a grant date value of 150% base salary, each with a three-year vesting period, and to consist of restricted share units and/ or stock options (or SARs) as determined by the Old Lionsgate Compensation Committee.

Audrey Lee	Severance Agreement:	June 1, 2022
	Title:	Executive Vice President and General Counsel
	Term Ending:	Not applicable, at-will
	Base Salary:	$707,080.37, effective April 1, 2025
	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee, with a target of 70% of base salary.
	Other Benefits:	Eligible to participate in the usual benefit programs for executives at the same level.
Annual Equity Awards:
Eligible to receive annual grants as to Old Lionsgate Class B non-voting shares each year with a grant date value of 85% base salary, each with a three-year vesting period, and to consist of restricted share units and/ or stock options (or SARs) as determined by the Old Lionsgate Compensation Committee.

Jason Wyrick	Severance Agreement:	April 1, 2016
	Title:	Executive Vice President, Technology
	Term Ending:	Not applicable, at-will
	Base Salary:	$566,500.10, effective April 1, 2025
	Bonus:	Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee, with a target of 70% of base salary.

Other Benefits:	Eligible to participate in the usual benefit programs for executives at the same level.
Annual Equity Awards:
Eligible to receive annual grants as to Old Lionsgate Class B non-voting shares each year with a grant date value of 70% base salary, each with a three-year vesting period, and to consist of restricted share units and/ or stock options (or SARs) as determined by the Old Lionsgate Compensation Committee.

The following section describes the benefits that may become payable to the Starz Executive Officers in connection with a termination of their employment with Starz pursuant to the terms of their respective current employment agreements, offer letters and/or severance agreements.

Jeffrey Hirsch
Severance Benefits—Termination of Employment. In the event that Mr. Hirsch’s employment is terminated by Starz “without cause” (as such term is defined in Mr. Hirsch’s employment agreement), Mr. Hirsch will be entitled to a lump sum cash severance payment equal to the greater of (i) 50% of the aggregate amount of his base salary commencing on his termination date and ending on the last day of the scheduled term of his agreement or (ii) 18 months of his base salary; a prorated amount of the annual bonus and a prorated amount of the annual super bonus that Mr. Hirsch would have received for the fiscal year in which his termination occurs; and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Hirsch’s employment is terminated by Starz “without cause”, or if Mr. Hirsch resigns for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Hirsch’s employment agreement), (1) any portion of the equity awards granted under Mr. Hirsch’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date, and (2) 50% of any portion of the equity awards granted under Mr. Hirsch’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest more than 12 months and less than 24 months following his termination date will accelerate and be fully vested on his termination date.

Severance Benefits—Termination of Employment in Connection with Change in Control. In the event that Mr. Hirsch’s employment is terminated by Starz without cause or for “good reason” (as such term is defined in Mr. Hirsch’s employment agreement) and such termination occurs on or within 12 months following a change in control (as that term is defined in Mr. Hirsch’s employment agreement), Mr. Hirsch would be entitled to the severance benefits described above, except that his lump sum cash severance payment would be equal to the greater of 100% of the aggregate amount of his base salary commencing on his termination date and ending on the last day of the scheduled term of his agreement or 18 months of his base salary. Additionally, in the event Mr. Hirsch’s employment is terminated by Starz “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Hirsch’s employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) will accelerate and be fully vested on his termination date, and (b) Mr. Hirsch will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement that has not previously been granted and is otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash.

Severance Benefits—Termination of Employment Without an Agreement. In the event Mr. Hirsch’s employment is terminated by Starz for not extending or renewing his employment agreement before July 31, 2025, Mr. Hirsch will be entitled to a lump sum cash severance payment equal to 12 months of his base salary and a prorated amount of the annual bonus and a prorated amount of the annual super bonus that Mr. Hirsch would have received for the fiscal year in which his termination occurs. Additionally, in the event Mr. Hirsch’s employment is terminated by Starz for not extending or renewing his employment agreement before July 31, 2025, Mr. Hirsch’s equity awards granted by Starz pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 12 months following his termination date will accelerate and be fully vested on his termination date.
Severance Benefits—Death or Disability. In the event Mr. Hirsch’s employment is terminated due to his death or “disability” (as such term is defined in Mr. Hirsch’s employment agreement), Mr. Hirsch will be entitled to a prorated amount of the annual bonus and a prorated amount of the annual super bonus that he would have received for the fiscal year in which his termination occurs, and payment of his COBRA premiums for up to 18 months. In addition, Mr. Hirsch’s equity awards granted by Starz pursuant to his employment agreement (to the extent such awards have been granted prior to his termination and are then outstanding) that are scheduled to vest within 24 months following his termination date will accelerate and be fully vested on his termination date.

Allison Hoffman
Severance Benefits—Termination of Employment. In the event that Ms. Hoffman’s employment is terminated by Starz for a “qualifying termination” that is not an “excluded termination” or by her for “voluntary termination for good reason” (as such terms are defined in Ms. Hoffman’s employment agreement), Ms. Hoffman will be entitled to cash severance payments equal to the greater of (i) her base salary for the remainder of the term of her agreement or (ii) 18 months of her base salary (such greater amount, the “Severance Pay Amount”), and a prorated amount of the annual bonus that Ms. Hoffman would have received for the fiscal year in which her termination occurs.

Severance Benefits—Termination of Employment in Connection with Change in Control. In the event that Ms. Hoffman’s employment is terminated by Starz for a “qualifying termination” (as such term is defined in Ms. Hoffman’s employment agreement) and such termination occurs within 30 days preceding or 12 months immediately following a change in control (as such term is defined in Ms. Hoffman’s employment agreement), Ms. Hoffman would be entitled to the severance benefits described above, plus an additional lump sum cash severance payment equal to 70% of the Severance Pay Amount and payment of her COBRA premiums throughout the period beginning on her termination date and ending on the earlier of (i) 18 months following her termination, or (ii) the expiration of the coverage period specified under COBRA. Additionally, in the event Ms. Hoffman’s employment is terminated by Starz for a “qualifying termination” and such termination occurs on or within 6 months following a change in control, (a) any portion of the equity awards granted under Ms. Hoffman’s employment agreement (to the extent such awards have been granted prior to her termination and are then outstanding) that are scheduled to vest within 12 months following her termination date will accelerate and be fully vested on her termination date, and (b) Ms. Hoffman will be entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in her employment agreement that have not previously been granted and is otherwise scheduled to be granted after her termination date and prior to the last day of the Term (as such term is defined in. Ms. Hoffman’s employment agreement), with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash.

Severance Benefits—Termination of Employment Without an Agreement. In the event Ms. Hoffman’s employment is terminated by Starz for a “qualifying termination” after the expiration of her agreement during the at-will period, Ms. Hoffman will be entitled to a lump sum cash severance payment equal to 12 months base salary.

Scott Macdonald
Severance Benefits—Termination of Employment. In the event that Mr. Macdonald’s employment is terminated by Starz for a “qualifying termination” that is not an “excluded termination” (as such terms are defined in Mr. Macdonald’s severance agreement), Mr. Macdonald will be entitled to cash severance payments equal to 18 months of his base salary (the “Severance Pay Amount”).

Severance Benefits—Termination of Employment in Connection with Change in Control. In the event that Mr. Macdonald’s employment is terminated by Starz for a “qualifying termination” (as such term is defined in Mr. Macdonald’s severance agreement) and such termination occurs within 30 days preceding or 12 months immediately following a change in control (as such terms is defined in Mr. Macdonald’s severance agreement), Mr. Macdonald would be entitled to the severance benefits described above, plus an additional lump sum cash payment equal to 70% of the Severance Pay Amount and payment of his COBRA premiums throughout the period beginning on his termination date and ending on the earlier of (i) 18 months following his termination, or (ii) the expiration of the coverage period specified under COBRA.

Audrey Lee
Severance Benefits—Termination of Employment. In the event that Ms. Lee’s employment is terminated by Starz for a “qualifying termination” that is not an “excluded termination” (as such terms are defined in Ms. Lee’s severance agreement), Ms. Lee will be entitled to a lump sum cash severance payment equal to 18 months of her base salary (“Severance Pay Amount”).

Severance Benefits—Termination of Employment in Connection with Change in Control or Shutdown or Sale of Business Unit. In the event that Ms. Lee’s employment is terminated by Starz for a “qualifying termination” (as such term is defined in Ms. Lee’s severance agreement) and such termination occurs within 30 days preceding or 12 months immediately following a “change in control” or a “shutdown or sale of executive’s business unit” (as such terms are defined in Ms. Lee’s severance agreement), Ms. Lee would be entitled to the severance benefits described above, plus an additional lump sum cash payment equal to 70% of her Severance Pay Amount and payment of her COBRA premiums throughout the period beginning on her termination date and ending on the earlier of (i) 18 months following her termination, or (ii) the expiration of the coverage period specified under COBRA. Additionally, in the event Ms. Lee’s employment is terminated by Starz for a “qualifying termination” and such termination occurs on or within 12 months following a “change in control” or a “shutdown or sale of executive’s business unit” (as such terms are defined in Ms. Lee’s severance agreement), all equity awards that have been granted to Ms. Lee (to the extent such awards have been granted prior to her termination and are then outstanding) will accelerate and be fully vested on her termination date.

Jason Wyrick
Severance Benefits—Termination of Employment. In the event that Mr. Wyrick’s employment is terminated by Starz for a “qualifying termination” that is not an” excluded termination” (as such terms are defined in Mr. Wyrick’s severance agreement), Mr. Wyrick will be entitled to cash severance payments equal to 15 months of his base salary (the “Severance Pay Amount”).

Severance Benefits—Termination of Employment in Connection with Change in Control. In the event that Mr. Wyrick’s employment is terminated by Starz for a “qualifying termination” (as such term is defined in Mr. Wyrick’s severance agreement) and such termination occurs within 30 days preceding or 12 months immediately following a change in control (as such term is defined in Mr. Wyrick’s severance agreement), Mr. Wyrick would be entitled to the severance benefits described above, plus an additional lump sum cash payment equal to 30% of his Severance Pay Amount and payment of his COBRA premiums throughout the period beginning on his termination date and ending on the earlier of (i) 18 months following his termination, or (ii) the expiration of the coverage period specified under COBRA.

Executive Compensation Information
Summary Compensation Table
The Summary Compensation Table below quantifies the value of the different forms of compensation earned by or awarded to Old Lionsgate’s Named Executive Officers for fiscal years 2025, 2024 and 2023. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, an annual bonus and long-term equity incentives. The Named Executive Officers also received the other benefits listed in column (i) of the Summary Compensation Table, as further described in footnote 3 to the table.
The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and the accompanying description of the material terms of equity awards granted in fiscal year 2025 provide information regarding the long-term equity incentives awarded to the Named Executive Officers in fiscal year 2025. The Outstanding Equity Awards at Fiscal Year 2025 Year-End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.
Summary Compensation — Fiscal Years 2025, 2024 and 2023

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(1) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(3) (i)	Total ($) (j)
Jon Feltheimer Chief Executive Officer	2025 2024 2023	$ 1,500,000 $ 1,500,000 $ 1,500,000	$ 1,200,000 $ 11,000,000 $ 10,000,000	$ 6,727,032 $ 5,427,902 $ 9,750,004*	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 396,200 $ 286,046 $ 278,405	$ 9,823,232 $ 18,213,948 $21,528,409
Michael Burns Vice Chair	2025 2024 2023	$ 1,000,000 $ 1,000,000 $ 1,000,000	$ 3,500,000 $ 6,000,000 $ 5,500,000	$ 3,134,034 $ 1,749,999 $ 3,500,005*	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 91,950 $ 86,643 $ 98,975	$ 7,725,984 $ 8,836,642 $ 10,098,980
James W. Barge Chief Financial Officer	2025 2024 2023	$ 1,250,000 $ 1,166,667 $ 1,000,000	$ 3,000,000 $ 3,500,000 $ 3,000,000	$ 2,858,022 $ 3,033,711 $ 5,865,724*	$ 0 $ 911,481 $ 891,066	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 18,144 $ 15,236 $ 14,285	$ 7,126,166 $ 8,627,095 $ 10,871,075
Brian Goldsmith Chief Operating Officer	2025 2024 2023	$ 1,250,000 $ 1,250,000 $ 1,125,000	$ 1,000,000 $ 1,875,000 $ 1,625,000	$ 2,876,475 $ 3,019,557 $ 3,648,468*	$ 0 $ 0 $ 184,629	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 16,384 $ 14,122 $ 18,802	$ 5,142,859 $ 6,158,679 $ 6,601,899
Bruce Tobey Executive Vice President and General Counsel	2025 2024 2023	$ 1,000,000 $ 1,000,000 $ 19,231	$ 1,000,000 $ 1,250,000 $ 0	$ 719,363 $ 599,996 $ 249,999	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 15,836 $ 25,015 $ 0	$ 2,735,199 $ 2,875,011 $ 269,230
* As explained in note (1) below, these amounts include the value of equity awards granted early in fiscal 2023 as a portion of the executive’s fiscal 2022 annual incentive bonus as follows: for Mr. Feltheimer, $7,200,002 in stock awards; for Mr. Burns, $3,500,005 in stock awards; for Mr. Barge, $3,199,998 in stock awards; and for Mr. Goldsmith, $900,003 in stock awards.
(1)In accordance with SEC rules, any portion of a Named Executive Officer’s annual bonus that the Old Lionsgate Compensation Committee determined would be paid in the form of an equity award is reported in the Summary Compensation Table as compensation for the fiscal year in which the award was approved by the Old Lionsgate Compensation Committee (i.e., the year after the year in which the bonus was earned). For fiscal 2025, the bonus for each Named Executive Officer (other than Mr. Barge) was awarded partly in cash and partly in the form of equity-based awards with a one-year vesting schedule. Accordingly, the cash portion of each bonus awarded for fiscal 2025 performance was reported in the “Bonus” column in the Summary Compensation Table for fiscal 2025, and the grant date fair value of the equity awards granted to each executive as part of their fiscal 2025 bonus will be reported as compensation for fiscal 2026 in the Summary Compensation Table in Lionsgate’s 2026 annual proxy statement. For fiscal 2022, each Named Executives Officer’s bonus was awarded partly in cash and partly in the form of equity-based awards with a one-year vesting schedule. Accordingly, the cash portion of each bonus awarded for fiscal 2022 performance was reported in the “Bonus” column in the Summary Compensation Table for fiscal 2022 in prior years’ proxy statements, and the grant date fair value of the equity awards granted to each executive as part of their fiscal 2022 bonus is reported herein as compensation for fiscal 2023. For fiscal 2023 and fiscal 2024, each Named Executives Officer’s bonus was awarded in cash, and the full amount is reported in the “Bonus” column for those years.
(2)The amounts reported in columns (e) and (f) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of Old Lionsgate’s financial statements. The fair value of an option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes). The fair value of a stock award is determined based on the market value of the stock award on the date of grant. Under SEC rules, the entire grant date value of these awards is reported as compensation for the Named Executive Officer for the fiscal year in which the award was granted. As described in the Compensation Discussion and Analysis above under Long-Term Incentive Awards, the Old Lionsgate Compensation Committee has approved certain grants of restricted share units to each of the Named Executive Officers that would vest based on such company and/or individual performance criteria determined by the Old Lionsgate Compensation Committee in consultation with Mr. Feltheimer for each of the 12-month performance periods covered by these awards (with a tranche of each award being allocated to each of the performance periods for that award). The grant date for accounting purposes for each portion of the award occurs at the end of the applicable performance period when it is determined whether the performance criteria applicable to that portion of the award have been met. Under SEC rules, the value of equity awards is reported as compensation for the fiscal year in which the grant date (as determined for accounting purposes) occurs. Accordingly, to the extent the Old Lionsgate Compensation Committee determined during a particular fiscal year the performance level achieved for a particular performance period under the award, the portion of the award that relates to that performance period is reported as compensation for the fiscal year in which the determination was made.
(3)The following table outlines the amounts included in All Other Compensation in column (i) of the Summary Compensation Table for the Named Executive Officers in fiscal year 2025:

Name	401(k) Contribution	Term Life Insurance Premiums (a)	Severance/ Retirement	Automobile Allowance	Miscellaneous (b)	Disability Benefits	Total
Jon Feltheimer	$13,800	$835	$—	$—	$380,547	$1,018	$396,200
Michael Burns	$13,800	$1,018	$—	$13,332	$62,782	$1,018	$91,950
James W. Barge	$16,108	$1,018	$—	$—	$—	$1,018	$18,144
Brian Goldsmith	$13,800	$1,566	$—	$—	$—	$1,018	$16,384
Bruce Tobey	$13,800	$1,018	$—	$—	$—	$1,018	$15,836
_______________________
a.Old Lionsgate was not, and Starz is not, the beneficiary of the life insurance policies, and the premiums that Old Lionsgate paid are taxable as income to the applicable officer. This insurance is not split-dollar life insurance.
b.For Mr. Feltheimer, the amount in this column for fiscal 2025 includes $14,050 in club membership dues, $46,881 in security service costs, and $319,616 in incremental costs for the personal use of the company-leased aircraft (net of approximately $71,700 reimbursed to Old Lionsgate by Mr. Feltheimer). For Mr. Burns, the amount in this column for fiscal 2025 includes $62,782 in incremental costs for the personal use of the company-leased aircraft (net of approximately $17,850 reimbursed to Old Lionsgate by Mr. Burns). Personal use of the aircraft is valued using an incremental cost method that takes into account variable cost per flight hour, as well as other direct operating costs to Old Lionsgate, including fuel costs, crew fees and travel expenses, trip-related repairs and maintenance, landing fees, and other direct operating costs. Incremental costs do not include certain fixed costs that do not change based on usage (e.g., maintenance not related to personal trips, flight crew salaries, and depreciation).

Description of Named Executive Officer Employment Agreements
Prior to the Separation, Old Lionsgate had entered into employment agreements with each of the Named Executive Officers. In addition, in connection with the Separation, Starz entered into an advisory service agreement with one of the Named Executive Officers. Key terms of these agreements are briefly described below. Provisions of these agreements relating to post-termination of employment benefits are discussed below under Potential Payments Upon Termination or Change in Control.
In connection with the Separation, each of the Named Executive Officer’s employment agreements was assumed by Lionsgate.

Jon Feltheimer	Employment Agreement:	August 8, 2024
	Title:	Chief Executive Officer
	Term Ending:	July 31, 2029
	Base Salary:	$1,500,000
Bonus:
Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee, with a target of $7,500,000 and maximum bonus being 200% of the target amount; any portion that exceeds $1,500,000 for a particular year may be paid in the form of fully vested existing common stock.

Other Benefits:
Eligible to participate in Old Lionsgate’s usual benefit programs for executives at the same level, as well as company-provided life and disability insurance coverage, reasonable club membership dues, and limited use of Old Lionsgate’s private aircraft.

Annual Equity Awards:
Eligible to receive annual grants as to common shares each year from fiscal 2026 through fiscal 2029 with a grant date value of $10,000,000, with the actual value of the annual grant to be determined by the Old Lionsgate Compensation Committee each year based on Old Lionsgate’s financial performance for the prior fiscal year against performance targets to be agreed upon by Mr. Feltheimer and the Old Lionsgate Compensation Committee early in the applicable fiscal year, each with a three-year vesting period and to consist of restricted share units and/or stock options (or SARs) as determined by the Old Lionsgate Compensation Committee.

Michael Burns	Employment Agreement:	December 20, 2020
	Title:	Vice Chair
	Term Ending:	October 30, 2024
	Base Salary:	$1,000,000
Bonus:
Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee, with a target of 75% of base salary. Any portion that exceeds $1,500,000 for a particular year may be paid in the form of either an award of existing common stock or a stock option to purchase existing common stock, as determined by the Old Lionsgate Compensation Committee (any such award to be fully vested on grant and the number of shares subject to such award to be determined based on Old Lionsgate’s then-current share price and, in the case of a stock option, the assumptions then used to value stock options for purposes of Old Lionsgate’s financial reporting).

Other Benefits:
Eligible to participate in Old Lionsgate’s usual benefit programs for executives at the same level, as well as company-provided life and disability insurance coverage, and limited use of Old Lionsgate’s private aircraft.

Michael Burns	Advisory Services Agreement:	May 6, 2025
	Title:	Senior Advisor to the Chief Executive Officer; Non-Executive Chairman of the Board
	Term Ending:	May 5, 2026 (Mr. Burns may extend up to May 5, 2028)
	Monthly Advisor Fees:	$50,000
	Annual Board Fee:	$150,000
	Bonus:	Eligible for an annual incentive bonus to be determined in the sole discretion of Starz.
	One-Time Equity Award:	Starz to request that the Compensation Committee approve a one-time award as to common shares with a grant date value of $3,000,000, with a three-year vesting period and consisting of stock options.
Annual Equity Grants:
Eligible to receive annual grants of as to common shares each year from fiscal 2026 through fiscal 2028 with a grant date value of $500,000, each with a three-year vesting period and consisting of performance-based restricted share units.

James W. Barge	Employment Agreement:	As of August 1, 2023
	Title:	Chief Financial Officer
	Term Ending:	July 31, 2026
	Base Salary:	$1,250,000
Bonus:
Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee in consultation with Old Lionsgate’s Chief Executive Officer, with a target amount two hundred forty percent (240%) of his base salary.

	Other Benefits:	Eligible to participate in Old Lionsgate’s usual benefit programs for executives at the same level.
Annual Equity Awards:
Eligible to receive annual grants as to common shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $3,750,000, each with a three-year vesting period and to consist of restricted share units and/or options (or SARs) as determined by the Old Lionsgate Compensation Committee.

	Consulting Agreement:	Effective as of August 1, 2026, a one-year consulting agreement for finance consulting services to Old Lionsgate for the monthly rate of $41,666.67.

Brian Goldsmith	Employment Agreement:	October 1, 2020
	Title:	Chief Operating Officer
	Term Ending:	September 30, 2025
	Base Salary:	$1,250,000
Bonus:
Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee in consultation with Old Lionsgate’s Chief Executive Officer, with a target of 100% of base salary.

	Other Benefits:	Eligible to participate in Old Lionsgate’s usual benefit programs for executives at the same level.
Annual Equity Awards:
Eligible to receive annual grants as to common shares each year from fiscal 2024 through fiscal 2026 with a grant date value of $3,500,000, each with a three-year vesting period and to consist of restricted share units and/ or stock options (or SARs) as determined by the Old Lionsgate Compensation Committee.

Bruce Tobey	Employment Agreement:	March 27, 2023
	Title:	Executive Vice President and General Counsel
	Term Ending:	March 26, 2026
	Base Salary:	$1,000,000
Bonus:
Eligible for an annual incentive bonus to be determined at the full discretion of the Old Lionsgate Compensation Committee in consultation with Old Lionsgate’s Chief Executive Officer, with a target of 75% of base salary.

	Other Benefits:	Eligible to participate in Old Lionsgate’s usual benefit programs for executives at the same level.
Annual Equity Awards:
Eligible to receive annual grants as to shares each year for fiscal 2024 through fiscal 2026 with a grant date value of $1,000,000, each with a three-year vesting period and to consist of restricted share units and/or stock options (or SARs) as determined by the Old Lionsgate Compensation Committee.

	Equity Award:	Received grant in March 2023 as to Old Lionsgate Class B non-voting shares of 26,511 time-vesting restricted share units, with a three-year vesting period.
Grants of Plan-Based Awards
The following table presents information regarding the incentive awards granted to the Named Executive Officers during fiscal 2025. Each of the equity-based awards was granted under the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Plan”). Detailed information on each equity award is presented in the narrative that follows the table.
Grants of Plan-Based Awards - Fiscal 2025

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Numbers of Shares of Stock or Units (#) (i)	All Other Options Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(1) (l)
Name (a)	Grant Date (b)*	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target ($) (g)	Maximum (#) (h)
Jon Feltheimer	7/15/2024 7/15/2024 8/1/2024	— — —	— — —	— — —	— — —	96,811 199,840 —	— — —	— — 535,264	— — —	— — —	808,372 1,668,664 4,249,996
Michael Burns	7/15/2024 8/1/2024	— —	— —	— —	— —	69,944 —	— —	— 321,159	— —	— —	584,032 2,550,002
James W. Barge	7/15/2024 7/15/2024 7/15/2024 8/1/2024	— — — —	— — — —	— — — —	— — — —	38,501 54,456 58,453 —	— — — —	— — — 200,724	— — — —	— — — —	321,483 454,708 488,083 1,593,749
Brian Goldsmith	7/15/2024 7/15/2024 7/15/2024 8/1/2024	— — — —	— — — —	— — — —	— — — —	39,927 56,473 69,944 —	— — — —	— — — 187,343	— — — —	— — — —	333,390 471,550 584,032 1,487,503
Bruce Tobey	7/15/2025 8/1/2024	— —	— —	— —	— —	19,984 —	— —	— 69,584	— —	— —	166,866 552,497
_____________________
*These awards were granted with respect to Old Lionsgate Class B non-voting shares
(1)The amounts reported in column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of Old Lionsgate’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in column (l), see footnote (2) to the Summary Compensation Table.
Each of the equity-based awards reported in the Grants of Plan-Based Awards Table was granted under, and was subject to, the terms of the 2023 Plan. During fiscal 2025, the 2023 Plan was administered by the Old Lionsgate Compensation Committee, which had authority to interpret the plan provisions and make all required determinations under the plan. This authority included, subject to the provisions of the 2023 Plan, selecting participants and determining the type(s) of award(s) that they were to receive, determining the number of shares that were to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award, accelerating or extending the vesting or exercisability or extending the term of any or all outstanding awards, making certain adjustments to an outstanding award and authorizing the conversion, succession or substitution of an award, determining the manner in which the purchase price of an award or Old Lionsgate’s common shares may have been paid, making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provisions to ensure that any tax withholding obligations incurred in respect of awards were satisfied. Awards granted under the 2023 Plan were generally only transferable to a beneficiary of a Named Executive Officer upon his or her death or, in certain cases, to family members for tax or estate planning purposes.
Under the terms of the 2023 Plan, a change in control of Old Lionsgate would not automatically trigger vesting of the awards then outstanding under the plan. If there were a change in control, each participant’s outstanding awards granted under the plan would generally be assumed by the successor company, unless the Old Lionsgate Compensation Committee provided that the award would not be assumed and would become fully vested and, in the case of stock options, exercisable. Any stock options that would have become vested in connection with a change in control would generally terminate to the extent they were not exercised prior to the change in control.
As described below under Potential Payments upon Termination or Change in Control, certain equity awards granted to the Named Executive Officers were subject to accelerated vesting under the terms of their respective employment agreements in the event of a termination of their employment under certain circumstances.
Restricted Share Units
Columns (g) and (i) in the table above report awards of restricted share units granted to the Named Executive Officers during fiscal 2025, including tranches of certain performance-based awards that were treated as granted during fiscal 2025 under applicable accounting rules. As of the end of fiscal 2025, each restricted share unit represented a contractual right to receive, upon vesting of the unit, payment equal to the value of Old Lionsgate Class B non-voting shares (typically in an equal number of Old Lionsgate Class B non-voting shares, but the Old Lionsgate Compensation Committee had the discretion to settle the units in cash or shares of Old Lionsgate Class A voting shares). The Named Executive Officer did not have the right to vote or dispose of the restricted share units, but would be credited with additional share units under the award as dividend equivalents based on the amount of dividends (if any) paid by Old Lionsgate during the term of the award on a number of Old Lionsgate Class B non-voting shares equal to the number of outstanding and unpaid restricted share units then subject to the award. Such dividend equivalents would be paid only if and when vesting requirements applicable to the underlying share units were met.
Time-Based Units
For Messrs. Feltheimer, Burns, Barge, Goldsmith and Tobey, the awards of 535,264, 321,159, 200,724, 187,343 and 69,584 Old Lionsgate Class B non-voting shares, respectively, made in August 2024 and reported in column (i) in the table above, represent annual grants of time-based restricted share units. These awards were subject to a three-year vesting schedule, subject to the executive’s continued employment through the vesting dates.
Performance-Based Units
Column (g) in the table above reports awards of performance share units that were treated as granted to the Named Executive Officers during fiscal 2025 under applicable accounting rules. These performance share units were similar to the restricted share units described above, except that they were subject to performance based vesting conditions as well as time-based vesting.
For Messrs. Feltheimer, Barge and Goldsmith, the awards of 96,811, 54,456 and 56,473 Old Lionsgate Class B non-voting shares, respectively, made in July 2024, and reported in column (g) in the table above, represent the portion (100% for Messrs. Feltheimer and Goldsmith and 90% for Mr. Barge) of awards of restricted share units that vested with respect to performance only based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and Old Lionsgate’s performance, respectively. These awards were originally approved by the Old Lionsgate eCompensation Committee in July 2022, and covered a three-year period ending in July 2025, with one-third of the total award being eligible to vest based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and Old Lionsgate’s respective performance over a specified 12-month period. Each grant was treated as three separate annual awards for accounting purposes and, in each case, was treated as granted for accounting purposes on the date the Old Lionsgate Compensation Committee determined the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Messrs. Feltheimer’s, Barge’s, Goldsmith’s and Old Lionsgate’s respective performance are reflected in the table above. However, none of the performance-based restricted share units would vest unless a VWAP Goal (as defined below) was achieved on or before the earlier of (i) the third anniversary of the award date or (ii) the date of termination of the executive’s employment or service with Old Lionsgate or any of its subsidiaries for any reason. The “VWAP Goal” would be considered achieved on the date on which the volume weighted average of the closing prices of Old Lionsgate Class B non-voting shares over a period of twenty (20) consecutive trading days ending on such date was equal to or greater than $14.61, in each case in regular trading on the New York Stock Exchange. The VWAP Goal (if not previously achieved) would be deemed to have been achieved in full upon any change in control of Old Lionsgate or Lionsgate, as applicable, or any other extraordinary transaction (including, but not limited to, a full or partial spin-off, split-off, issuance of a tracking stock or other transaction by Old Lionsgate or Lionsgate, as applicable, or its subsidiaries). In May 2024, the VWAP Goal was deemed to have been achieved.
For Mr. Feltheimer, the award of 199,840 Old Lionsgate Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Feltheimer’s and Old Lionsgate’s performance. This award was originally approved by the Old Lionsgate Compensation Committee in July 2023 and covered a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Feltheimer’s and Old Lionsgate’s performance over a specified 12-month period. This grant was treated as three separate annual awards for accounting purposes and, in each case, was treated as granted for accounting purposes on the date the Old Lionsgate Compensation Committee determined the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Feltheimer’s and Old Lionsgate’s performance are reflected in the table above.
For Mr. Burns, the award of 69,944 Old Lionsgate Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Burns’ and Old Lionsgate’s performance. This award was originally approved by the Old Lionsgate Compensation Committee in July 2023 and covered a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Burns’ and Old Lionsgate’s performance over a specified 12-month period. This grant was treated as three separate annual awards for accounting purposes and, in each case, was treated as granted for accounting purposes on the date the Old Lionsgate Compensation Committee determined the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Burns’ and Old Lionsgate’s performance are reflected in the table above.
For Mr. Barge, the award of 38,501 Old Lionsgate Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 90% of the portion of an award of restricted share units that vested based on Mr. Barge’s and Old Lionsgate’s performance. This award was originally approved by the Old Lionsgate Compensation Committee in July 2021 and covered a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Barge’s and Old Lionsgate’s performance over a specified 12-month period. This grant was treated as three separate annual awards for accounting purposes and, in each case, was treated as granted for accounting purposes on the date the Old Lionsgate Compensation Committee determined the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Barge’s and Old Lionsgate’s performance are reflected in the table above.
For Mr. Barge, the award of 58,453 Old Lionsgate Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 90% of the portion of an award of restricted share units that vested based on Mr. Barge’s and Old Lionsgate’s performance. This award was originally approved by the Old Lionsgate Compensation Committee in July 2023 and covered a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Barge’s and Old Lionsgate’s performance over a specified 12-month period. This grant was treated as three separate annual awards for accounting purposes and, in each case, was treated as granted for accounting purposes on the date the Old Lionsgate Compensation Committee determines the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Barge’s and Old Lionsgate’s performance are reflected in the table above.
For Mr. Goldsmith, the award of 39,927 Old Lionsgate Class B non-voting shares made in July 2024 and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Goldsmith’s and Old Lionsgate’s performance. This award was originally approved by the Old Lionsgate Compensation Committee in July 2021 and covered a three-year period ending in July 2024, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and Old Lionsgate’s performance over a specified 12-month period. This grant was treated as three separate annual awards for accounting purposes and, in each case, was treated as granted for accounting purposes on the date the Old Lionsgate Compensation Committee determined the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Goldsmith’s and Old Lionsgate’s performance are reflected in the table above.
For Mr. Goldsmith, the award of 69,944 Old Lionsgate Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Goldsmith’s and Old Lionsgate’s performance. This award was originally approved by the Old Lionsgate Compensation Committee in July 2023 and covered a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Goldsmith’s and Old Lionsgate’s performance over a specified 12-month period. This grant was treated as three separate annual awards for accounting purposes and, in each case, was treated as granted for accounting purposes on the date the Old Lionsgate Compensation Committee determined the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Goldsmith’s and Old Lionsgate’s performance are reflected in the table above.
For Mr. Tobey, the award of 19,984 Old Lionsgate Class B non-voting shares made in July 2024, and reported in column (g) in the table above, represents 100% of the portion of an award of restricted share units that vested based on Mr. Tobey’s and Old Lionsgate’s performance. This award was originally approved by the Old Lionsgate Compensation Committee in July 2023 and covered a three-year period ending in July 2026, with one-third of the total award being eligible to vest based on Mr. Tobey’s and Old Lionsgate’s performance over a specified 12-month period. This grant was treated as three separate annual awards for accounting purposes and, in each case, was treated as granted for accounting purposes on the date the Old Lionsgate Compensation Committee determined the level of performance achieved for the particular performance period. Accordingly, only the units eligible to vest during fiscal 2025 based on Mr. Tobey’s and Old Lionsgate’s performance are reflected in the table above.
Outstanding Equity Awards
The following table presents information regarding the outstanding equity awards held by each of the Named Executive Officers as of March 31, 2025, including the vesting dates for the portions of these awards that had not vested as of that date.
Outstanding Equity Awards at Fiscal Year 2025 Year-End

	Option Awards						Stock Awards
Name(a)	Securities Covered By Award	Number of Securities Underlying Unexercised Options (#) Exercisable(b)	Numbers of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(c)	Option Expiration Date(f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(j)
Jon Feltheimer	LGF.A LGF.B LGF.A LGF.B LGF.B LGF.B LGF.B LGF.B LGF.B LGF.B	565,037 565,037 565,037 565,037 125,000 125,000 2,000,000 — — —	— — — — — — — — — —	— — — — — — — — — —	$20.37 $19.69 $25.46 $24.61 $23.02 $28.78 $8.17 — — —	10/11/2026 10/11/2026 10/11/2026 10/11/2026 6/7/2028 6/7/2028 8/21/2030 — — —	— — — — — — — 96,811(2) 399,680(3) 535,264(4)	— — — — — — — $766,743 $3,165,466 $4,239,291	— — — — — — — — — —	— — — — — — — — — —
Michael Burns	LGF.A LGF.B LGF.A LGF.B LGF.B LGF.B LGF.B LGF.B LGF.B	425,476 425,476 425,476 425,476 106,594 106,594 1,155,000 — —	— — — — — — — — —	— — — — — — — — —	$24.59 $23.77 $19.68 $19.02 $23.02 $28.78 $8.51 — —	11/3/2026 11/3/2026 11/3/2026 11/3/2026 6/7/2028 6/7/2028 12/18/2030 — —	— — — — — — — 139,888(3) 321,159(4)	— — — — — — — $1,107,913 $2,543,579	— — — — — — — — —	— — — — — — — — —
James W. Barge	LGF.B LGF.B LGF.B LGF.B LGF.B LGF.B	850,000 95,000 1,271,052 — — —	— — — — — —	— — — — — —	$25.22 $23.02 $8.66 — — —	12/28/2026 6/7/2028 9/26/2029 — — —	— — — 60,507(2) 129,896(3) 200,724(4)	— — — $479,215 $1,028,776 $1,589,734	— — — — — —	— — — — — —
Brian Goldsmith	LGF.A LGF.B LGF.B LGF.B LGF.B LGF.B LGF.B LGF.B	132,657 132,657 95,000 315,372 404,530 — — —	— — — — — — — —	— — — — — — — —	$39.16 $37.86 $23.02 $18.11 $11.99 — — —	11/13/2025 11/13/2025 6/7/2028 11/12/2028 7/1/2029 — — —	— — — — — 56,473(2) 139,888(3) 187,343(4)	— — — — — $447,266 $1,107,913 $1,483,757	— — — — — — — —	— — — — — — — —
Bruce Tobey	LGF.B LGF.B LGF.B	— — —	— — —	— — —	— — —	— — —	8,837(5) 39,968(3) 69,584(4)	$69,989 $316,547 $551,105	— — —	— — —
_____________________
(1)The dollar amounts shown in columns (h) and (j) are determined by multiplying either the number of Old Lionsgate Class A voting shares or units (LGF.A) or Old Lionsgate Class B non-voting shares or units (LGF.B) reported in columns (g) and (i), respectively, by $8.85 and $7.92, respectively, the closing price of LGF.A and LGF.B on March 31, 2025 (the last trading day of fiscal 2025).
(2)The unvested portion of this award is scheduled to vest on July 27, 2025.
(3)The unvested portion of this award is scheduled to vest in two equal annual installments on July 3, 2025 and July 3, 2026.
(4)The unvested portion of this award is scheduled to vest in three equal annual installments on July 1, 2025, July 1, 2026 and July 1, 2027.
(5)The unvested portion of this award is scheduled to vest on March 27, 2026.
Option Exercises and Stock Vested
The following table presents information regarding the exercise of options and SARs by the Named Executive Officers during fiscal year 2025 and the vesting during fiscal year 2025 of other stock awards previously granted to the Named Executive Officers.
Option Exercises and Stock Vested - Fiscal 2025

		Option Awards		Stock Awards
Name(a)	Securities Covered by Award	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(1)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(1)(e)
Jon Feltheimer	LGF.B	—	$—	$690,133	$5,845,728
Michael Burns	LGF.B	—	$—	$33,333	$332,330
	LGF.B	—	$—	$139,888	$ 1,179,256 (2)
James W. Barge	LGF.B	—	$—	$380,151	$3,207,844
Brian Goldsmith	LGF.B	—	$—	$389,161	$3,278,638
Bruce Tobey	LGF.B	—	$—	$60,970	$509,217
_____________________
(1)The dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of shares of existing common stock to which the exercise of the option related by (ii) the difference between the per-share closing price of the applicable class of shares of existing common stock to on the date of exercise and the exercise price of the stock options. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of the applicable class of shares of existing common stock on the vesting date.
(2)Reflects value settled in cash.
Non-Qualified Deferred Compensation
Old Lionsgate permitted the Named Executive Officers and certain other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table above on a deferred basis under its Deferred Compensation Plan. Under the plan, Old Lionsgate was also permitted to make additional discretionary contributions with respect to amounts deferred under the plan. Upon the Separation, Starz adopted this plan.
For cash amounts deferred under the plan, the participant could elect one or more measurement funds to be used to determine investment gains or losses to be credited to his or her account balance, including certain mutual funds. Amounts could be deferred until a specified date, retirement or other termination of service, disability or death. At the participant’s election, compensation deferred until a specified date or termination of service could be paid as a lump sum or in annual installments as specified in the plan document. If the participant’s employment terminated due to death or disability, the participant’s deferred compensation balance would be paid in a single lump sum. Emergency hardship withdrawals were also permitted under the plan.
As of March 31, 2025, none of the Named Executive Officers had deferred any amount under the plan, and Old Lionsgate had not made any contributions with respect to any Named Executive Officer under the plan.

Potential Payments Upon Termination or Change in Control
The following section describes the benefits that would have become payable to the Named Executive Officers in connection with a termination of their employment with Old Lionsgate pursuant to the terms of their respective employment agreements. In addition to the benefits described below, outstanding equity-based awards held by the Named Executive Officers would have also been subject to accelerated vesting in connection with a change in control of Old Lionsgate under the terms of its equity incentive plans if the awards were not assumed or otherwise continued upon the transaction, as noted under the Grants of Plan-Based Awards Table above. None of the Named Executive Officers were entitled to any reimbursement or gross-up payment for any excise taxes imposed under Section 280G of the U.S. Internal Revenue Code of 1986. The Named Executive Officers also did not have a right to voluntarily terminate employment (other than for “good reason” in certain cases) following a change in control and receive severance and were not entitled to any “single-trigger” vesting of equity awards or other benefits upon a change in control unless the executive’s employment terminated in the circumstances described below. In each case, the Named Executive Officer’s right to receive the severance benefits described below in connection with a termination of the executive’s employment (other than as a result of death or disability) was subject to his execution of a release of claims in favor of Old Lionsgate.
In connection with the Separation, each of the Named Executive Officer’s employment was transferred to Lionsgate. The Named Executive Officers’ cessation of employment with Starz did not result in the payment of severance or any other benefits.

Jon Feltheimer
Severance Benefits - Termination of Employment. In the event Mr. Feltheimer’s employment was terminated by Old Lionsgate “without cause” or by him for “good reason” (as such terms are defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer would have been entitled to a cash severance payment equal to the present value of his base salary through July 31, 2029, as well as payment of his premiums for continued health coverage for up to 18 months (or such longer period as provided by state law) following his termination and his premiums for continued life and disability insurance through July 31, 2029. In addition, Mr. Feltheimer would have been entitled to payment of the target amount of his annual bonus for the fiscal year in which his termination occurred. Mr. Feltheimer’s equity awards granted by Old Lionsgate prior to his termination, to the extent then outstanding and unvested, would have become fully vested upon his termination (and if an annual grant for the fiscal year in which his termination occurred had not previously been granted, that annual grant would have been made and would have fully vested upon his termination).

Severance Benefits - Termination of Employment in Connection with Change in Control. If Mr. Feltheimer’s employment was terminated by Old Lionsgate “without cause” or by him for “good reason” and such termination occurred on or within 12 months following a change in control of Old Lionsgate (as such terms are defined in Mr. Feltheimer’s employment agreement), Mr. Feltheimer would have been entitled to the severance benefits described above, except that his cash severance would have been the greater of the present value of his base salary through July 31, 2029 and $6.0 million.

Severance Benefits—Death or Disability. In the event Mr. Feltheimer’s employment with Old Lionsgate terminated due to his death or “disability” (as such term is defined in Mr. Feltheimer’s employment agreement), the equity awards granted by Old Lionsgate pursuant to Mr. Feltheimer’s employment agreement, to the extent then outstanding and unvested, would have become fully vested as of the date of such termination. In addition, in the event Mr. Feltheimer’s employment with Old Lionsgate terminated due to his disability, Old Lionsgate would have continued to pay the premiums for his continued life and disability insurance through July 31, 2029.

Retirement Benefits. If Mr. Feltheimer retired from his employment with Old Lionsgate on at least six months written notice (or his employment continued through July 31, 2029 and terminated for any reason thereafter), his outstanding and unvested equity awards granted by Old Lionsgate pursuant to his employment agreement prior to his retirement would have continued to vest following his retirement date, and his vested options or SARs would have been exercisable for five years following his retirement (or, if earlier, until the expiration date of the award).

Michael Burns
Severance Benefits - Termination of Employment. In the event Mr. Burns’ employment was terminated by Old Lionsgate “without cause” or by him for “good reason” (as such terms are defined in Mr. Burns’ employment agreement), Mr. Burns would have been entitled to a lump sum cash severance payment equal to the present value of his remaining base salary through October 30, 2024, a prorated amount of the annual bonus that Mr. Burns would have received for the fiscal year in which his termination occurred, as well as payment of his premiums for continued health coverage for up to six months following his termination and payment for continued life and disability insurance through October 30, 2024. In addition, Mr. Burns’ equity awards granted by Old Lionsgate pursuant to his employment agreement, to the extent then outstanding and unvested, would have become fully vested upon his termination.

Severance Benefits - Termination of Employment in Connection with Change in Control. If Mr. Burns’ employment was terminated by Old Lionsgate “without cause” or by him for “good reason” and such termination occurs on or within 12 months following a change in control of Old Lionsgate (as such terms are defined in Mr. Burns’ employment agreement), Mr. Burns would have been entitled to the severance benefits described above, except that his lump sum cash severance would have been the greater of the present value of his remaining base salary through October 30, 2024 or $3.5 million.

Severance Benefits—Death or Disability. In the event Mr. Burns’ employment with Old Lionsgate terminated due to his death or “disability” (as such term is defined in Mr. Burns’ employment agreement), his equity awards granted by Old Lionsgate pursuant to Mr. Burns’ employment agreement, to the extent then outstanding and unvested, would have become fully vested as of the date of such termination.

James W. Barge
Severance Benefits - Termination of Employment. In the event that Mr. Barge’s employment was terminated by Old Lionsgate “without cause” (as such term is defined in Mr. Barge’s employment agreement), Mr. Barge would have been entitled to a lump sum cash severance payment equal to the greater of (i) 50% of his base salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated amount of the annual bonus that Mr. Barge would have received for the fiscal year in which his termination occurred, and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Barge’s employment was terminated by Old Lionsgate “without cause”, or if Mr. Barge resigned for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Barge’s employment agreement), (1) any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and were then outstanding) that were scheduled to vest within 12 months following his termination date would have accelerated and become fully vested on his termination date, and (2) 50% of any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards had been granted prior to his termination and ere then outstanding) that were scheduled to vest more than 12 months and less than 24 months following his termination date would have accelerated and become fully vested on his termination date.

Severance Benefits - Termination of Employment in Connection with Change in Control. In the event that Mr. Barge’s employment was terminated by Old Lionsgate “without cause” or by him for “good reason” and such termination occurred on or within 12 months following a change in control or a “change in management” of Old Lionsgate (as such terms are defined in Mr. Barge’s employment agreement), Mr. Barge would have been entitled to the severance benefits described above, except that his lump sum cash severance payment would have been equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Barge’s employment was terminated by Old Lionsgate “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Barge’s employment agreement (to the extent such awards have been granted prior to his termination and were then outstanding) would have accelerated and become fully vested on his termination date and (b) Mr. Barge would have been entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under Description of Employment Agreements) that had not previously been granted and was otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at Old Lionsgate’s election, common shares.

Severance Benefits—Death or Disability. In the event Mr. Barge’s employment was terminated due to his death or “disability” (as such term is defined in Mr. Barge’s employment agreement), Mr. Barge would have been entitled to receive a prorated bonus for the fiscal year in which his termination occurred. In addition, Mr. Barge’s equity awards granted by Old Lionsgate pursuant to his employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that were scheduled to vest within 24 months following his termination date would have accelerate and become fully vested on his termination.

Brian Goldsmith
Severance Benefits - Termination of Employment. In the event Mr. Goldsmith’s employment was terminated by Old Lionsgate “without cause” (as such term is defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith would have been entitled to a lump sum severance payment equal to the greater of (i) 50% of his salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated discretionary bonus for the fiscal year in which his termination occurred, and payment of COBRA premiums for up to 18 months. Additionally, in the event Mr. Goldsmith’s employment was terminated by Old Lionsgate “without cause” or if Mr. Goldsmith resigned for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Goldsmith’s employment agreement), (i) any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that were scheduled to vest within 12 months following his termination date would have accelerated and become fully vested, and (ii) 50% percent of any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that were scheduled to vest more than 12 months and less than 24 months following his termination date would have accelerated and become fully vested. Moreover, if Mr. Goldsmith’s employment was terminated at the end of the term of the agreement because Old Lionsgate did not offer to extend the term or offered to extend the term on terms that would constitute “good reason” under the agreement, Mr. Goldsmith would have been entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated discretionary bonus and payment of COBRA premiums noted above. In addition, any portion of equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that was scheduled to vest within 12 months following his termination date would have accelerated and become fully vested on his termination date.

Severance Benefits - Termination of Employment in Connection with Change in Control. In the event Mr. Goldsmith’s employment was terminated by Old Lionsgate “without cause” or by him for “good reason” within twelve (12) months following the date of a change in control or a “change in management” (as such terms are defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith would have been entitled to the severance benefits described above, except that his lump sum cash severance payment would have been equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Goldsmith’s employment was terminated by Old Lionsgate “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Goldsmith’s employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) would have accelerated and become fully vested on his termination date and (b) Mr. Goldsmith would have been entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under Description of Employment Agreements) that had not previously been granted and was otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at Old Lionsgate’s election, in common shares.

Severance Benefits—Death or Disability. In the event Mr. Goldsmith’s employment was terminated due to his death or “disability” (as such term is defined in Mr. Goldsmith’s employment agreement), Mr. Goldsmith would have been entitled to receive a prorated discretionary bonus for the fiscal year in which his termination occurred and payment of his COBRA premiums for up to 18 months. In addition, Mr. Goldsmith’s equity awards granted by Old Lionsgate pursuant to his employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that were scheduled to vest within 24 months following his termination date would have accelerated and become fully vested on his termination.

Bruce Tobey
Severance Benefits - Termination of Employment. In the event that Mr. Tobey’s employment was terminated by Old Lionsgate “without cause” (as such term is defined in Mr. Tobey’s employment agreement), Mr. Tobey would have been entitled to a lump sum severance payment equal to the greater of (i) 50% of his base salary for the remainder of the term of the agreement or (ii) 18 months of his base salary, a prorated amount of the bonus that Mr. Tobey would have received for the fiscal year in which his termination occurred, and payment of his COBRA premiums for up to 18 months. Additionally, in the event Mr. Tobey’s employment was terminated by Old Lionsgate “without cause” or if Mr. Tobey resigned for “good reason” within 12 months following a change in control or “change in management” (as such terms are defined in Mr. Tobey’s employment agreement), (1) any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that were scheduled to vest within 12 months following his termination date would have accelerated and been fully vested on his termination date, and (2) 50% of any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that were scheduled to vest more than 12 months and less than 24 months following his termination date would have accelerated and become fully vested on his termination date. Moreover, if Mr. Tobey’s employment was terminated at the end of the term of the agreement because Old Lionsgate did not offer to extend the term or offered to extend the term on terms that would constitute “good reason” under the agreement, Mr. Tobey would have been entitled to a severance payment equal to 12 months of his base salary, in addition to the pro-rated bonus and payment of COBRA premiums noted above. In addition, any portion of equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that was scheduled to vest within 12 months following his termination date would have accelerated and become fully vested on his termination date.

Severance Benefits - Termination of Employment in Connection with Change in Control. In the event that Mr. Tobey’s employment was terminated by Old Lionsgate “without cause” or by him for “good reason” and such termination occurred on or within 12 months following a change in control or a “change in management” of Old Lionsgate (as such terms are defined in Mr. Tobey’s employment agreement), Mr. Tobey would have been entitled to the severance benefits described above, except that his lump sum cash severance payment would have been equal to the greater of 100% of his base salary for the remainder of the term and 18 months of his base salary. Additionally, in the event Mr. Tobey’s employment was terminated by Old Lionsgate “without cause” on or within 12 months following a change in control, (a) any portion of the equity awards granted under Mr. Tobey’s employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) would have accelerate and become fully vested on his termination date and (b) Mr. Tobey have been entitled to receive a payment equal to 50% of the value of each portion of the annual equity award grants provided in his employment agreement (as referred to above under Description of Employment Agreements) that had not previously been granted and was otherwise scheduled to be granted after his termination date under the terms of his agreement, with the value of each annual grant for these purposes to be based on the grant date value of the award and such payment to be made in cash or, at Old Lionsgate’s election, in common shares.

Severance Benefits—Death or Disability. In the event Mr. Tobey’s employment was terminated due to his death or “disability” (as such term is defined in Mr. Tobey’s employment agreement), Mr. Tobey would have been entitled to receive a prorated bonus for the fiscal year in which his termination occurred. In addition, Mr. Tobey’s equity awards granted by Old Lionsgate pursuant to his employment agreement (to the extent such awards had been granted prior to his termination and were then outstanding) that were scheduled to vest within 24 months following his termination date would have accelerated and become fully vested on his termination.

Estimated Severance and Change in Control Benefits in Fiscal Year 2025
Severance Benefits. The following chart presents an estimate of the dollar value of the benefits each of the Named Executive Officers would have been entitled to receive, had his employment terminated under the circumstances described above (other than in connection with a change in control of Old Lionsgate) on March 31, 2025 (with the value of equity awards calculated based on the $8.85 and $7.92 closing prices of Old Lionsgate Class A voting shares and Old Lionsgate Class B non-voting shares, respectively, on March 31, 2025). Since this hypothetical termination would have occurred on the last day of the fiscal year, no pro-rata bonus was included in the cash severance amounts in the charts below.

		Termination by Old Lionsgate Without Cause(1)
Name	Cash Severance		Equity Acceleration(2)	Insurance Premiums	Total
Jon Feltheimer		$5,568,149	$26,342,999	$547,011(3)	$32,458,159
Michael Burns	$	–(4)	$7,302,984	$20,374(5)	$7,323,358
James W. Barge		$1,875,000	$4,091,329	$61,123(5)	$6,027,452
Brian Goldsmith		$1,875,000	$4,040,158	$61,123(5)	$5,976,281
Bruce Tobey		$1,500,000	$1,095,914	$61,123(5)	$2,657,037
________________
(1)As described above, Messrs. Feltheimer and Burns would also have been entitled to these benefits pursuant to their respective employment agreements if their employment was terminated by the executive for good reason.
(2)These columns report the intrinsic value of the unvested portions of each executive’s awards that would have accelerated in the circumstances. For stock options and SARs, this value is calculated by multiplying the amount (if any) by which the closing price of the applicable class of Old Lionsgate’s common shares on the last trading day of the fiscal year exceeds the exercise price or base price of the award by the number of shares subject to the accelerated portion of the award. No value is included in the table for stock options and SARs with a per-share exercise price that is greater than or equal to the closing price of the applicable class of Old Lionsgate’s shares on the last trading day of the fiscal year. For restricted share unit awards, this value is calculated by multiplying the closing price of the applicable class of Old Lionsgate’s common shares on the last trading day of the fiscal year by the number of units subject to the accelerated portion of the award.
(3)Includes $61,123 for payment of COBRA premiums and $485,888 for payment of continued life and disability insurance premiums.
(4)As described above, the term of Mr. Burns’ prior employment agreement expired on October 30, 2024, and he and Old Lionsgate did not enter into the advisory services agreement until May 6, 2025. Under his prior agreement, if his employment were terminated without cause or for good reason, he would be entitled to severance equal to the present value of his remaining base salary through the end of the term of the agreement. Accordingly, he would not have been entitled to any cash severance if his employment with Old Lionsgate had terminated in these circumstances on March 31, 2025, as the agreement did not provide for a minimum severance amount and the term of the agreement had expired on October 30, 2024.
(5)Includes payment of COBRA premiums.

	Termination Due to Executive’s Death or Disability
Name	Equity Acceleration(1)	Insurance Premiums	Total
Jon Feltheimer	$16,342,999	$547,011(2)	$16,890,010
Michael Burns	$7,302,984	$20,374(3)	$7,323,358
James W. Barge	$5,135,629	$61,123(3)	$5,196,752
Brian Goldsmith	$5,088,698	$61,123(3)	$5,149,821
Bruce Tobey	$1,437,889	$61,123(3)	$1,499,012
_____________________
(1)See note (2) to the table above for the valuation of these benefits.
(2)Includes $61,123 for payment of COBRA premiums for a termination due to executive’s death or disability, and $485,888 payment of continued life and disability insurance premiums for a termination due to executive’s disability.
(3)Includes payment of COBRA premiums.
Change in Control Severance Benefits. The following chart presents an estimate of the dollar value of the benefits each of the Named Executive Officers would have been entitled to receive had a change in control of Old Lionsgate, or, in the case of Messrs. Barge, Goldsmith and Tobey, a change in management of Old Lionsgate, occurred on March 31, 2025 and the executive’s employment with Old Lionsgate had been terminated by Old Lionsgate without cause or by the executive for good reason as described above on such date. See note (2) to the table above for the valuation of equity award acceleration.

Name	Cash Severance(1)	Equity Acceleration	Insurance Premiums	Total
Jon Feltheimer	$6,115,160	$26,342,999	$547,011(2)	$33,005,170
Michael Burns	$3,500,000	$7,302,984	$20,374(3)	$10,823,358
James W. Barge	$5,625,000	$6,195,452(4)	$61,123(3)	$11,881,575
Brian Goldsmith	$3,625,000	$6,077,871(4)	$61,123(3)	$9,763,994
Bruce Tobey	$2,000,000	$1,805,293(4)	$61,123(3)	$3,866,416
_____________________
(1)For Messrs. Barge, Goldsmith and Tobey, this amount includes 50% of the grant date value of the annual equity awards provided for in the executive’s employment agreement as described above that had not been granted as of March 31, 2025.
(2)Includes $61,123 for payment of COBRA premiums and $485,888 for payment of continued life and disability insurance premiums.
(3)Includes payment of COBRA premiums.
(4)For Messrs. Barge, Goldsmith, and Tobey, the equity acceleration value reported in this table only applies to a termination without cause. If such executives’ employment had been terminated for good reason on or within 12 months following a change in control or a “change in management,” the equity acceleration value would be the same as described above for a termination without cause not in connection with a change in control. A change in management in these Named Executive Officers’ employment agreements would generally have occurred when both Messrs. Feltheimer and Burns were no longer employed by Old Lionsgate.
Pay Ratio Disclosure
Pursuant to the Exchange Act, we are required to disclose in this Form 10-K/A the ratio of the total annual compensation of Old Lionsgate’s Chief Executive Officer in fiscal 2025 to the median of the total annual compensation of all of Old Lionsgate’s employees (excluding the Chief Executive Officer) in fiscal 2025. Based on SEC rules for this disclosure and applying the methodology described below, we have determined that Old Lionsgate’s Chief Executive Officer’s total compensation for fiscal 2025 was $9,823,232, and the median of the total compensation of all of Old Lionsgate’s employees (excluding the Chief Executive Officer) for fiscal 2025 was $131,000. Accordingly, we estimate the ratio of Old Lionsgate’s Chief Executive Officer’s total compensation for fiscal 2025 to the median of the total compensation of all of Old Lionsgate’s employees (excluding the Chief Executive Officer) for fiscal 2025 to be 75 to 1.
Old Lionsgate selected March 31, 2025, which is a date within the last three months of fiscal 2025, as the date to be used to identify Old Lionsgate’s median employee. To find the median of the annual total compensation of all Old Lionsgate’s employees (excluding the Chief Executive Officer), we used the amount of each employee’s total cash compensation (i.e., base salary, wages, overtime and bonus) from Old Lionsgate’s payroll records. In making this determination, we did not annualize compensation for those employees who did not work for Old Lionsgate for the entire fiscal year. We also did not make any cost-of-living adjustments in identifying the median employee. We believe total cash compensation for all employees will be an appropriate measure because total cash compensation data is readily available, and we consider this a reasonable measure of employees’ overall compensation.
As of March 31, 2025, Old Lionsgate had a total of 1,613 employees, of whom 1,322 were based in the U.S. and 291 were based outside of the U.S. In making the determination of the median employee, we did not include 5 employees based in Australia, 3 employees based in China, 38 employees based in India, 1 employee based in Indonesia, 2 employees based in Luxembourg and 3 employees based in Spain, in accordance with SEC rules permitting exclusion of a de minimis number of non-U.S. employees (so that all U.S.-based employees and 239 employees based outside of the U.S. were included in this determination).
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
Director Compensation
Compensation Program
For fiscal 2025, Old Lionsgate’s non-employee directors were compensated as follows:

Type of Compensation	Amount
Annual Equity Retainer	$150,000
Annual Cash Retainer	$100,000
Annual Board Chair Retainer	$52,000
Annual Audit & Risk Committee Chair Retainer	$30,000
Annual Compensation Committee Chair Retainer	$30,000
Annual Nominating and Corporate Governance Committee Chair Retainer	$20,000
The annual equity retainer consisted of an award of restricted share units granted under the 2023 Plan with a grant date value of $150,000 granted on November 29, 2024 (with $75,000 of the value based on the closing price of Old Lionsgate Class A voting shares on the date of grant and $75,000 of the value based on the closing price of Old Lionsgate Class B non-voting shares on the date of grant, and the number of units rounded to the nearest whole unit). The restricted share units vest after one year following the date of grant (or, if earlier, the date of the annual general meeting of shareholders in the year after the year of grant).
The annual cash retainer and other retainers set forth in the table above were paid, at the director’s election, in all cash, 50% in cash and 50% in the form of shares of common stock (with 50% paid in Old Lionsgate Class A voting shares and 50% in Old Lionsgate Class B non-voting shares), or 100% in the form of shares of common stock (with 50% paid in Old Lionsgate Class A voting shares and 50% in Old Lionsgate Class B non-voting shares). Retainers were paid in two installments, with the number of shares of common stock delivered in payment of any retainer determined by dividing the dollar amount of the retainer paid in the form of shares of common stock by the closing price of common stock (either Old Lionsgate Class A voting shares or Old Lionsgate Class B non-voting shares, as applicable) on the date of payment, and such shares being fully vested at the time of payment.
Pursuant to the Company’s policies, non-employee directors were also reimbursed for reasonable expenses incurred in the performance of their duties.
Director Onboarding and Education
Upon a new director’s appointment to the Board, an orientation is conducted by senior management and current Board members aiming to acquaint new directors with the Company’s business strategies, vital financial aspects, core values encompassing ethics and compliance, corporate governance practices, and key policies. Additionally, the Company actively supports the ongoing education of its Board members, covering expenses for relevant continuing education programs.
Fiscal Year 2025 Director Compensation
The following table presents information regarding compensation earned or paid to each of Old Lionsgate’s non-employee directors for services rendered during fiscal 2025. Messrs. Feltheimer and Burns, who were employed by Old Lionsgate in fiscal 2025, did not receive any compensation for their services on the Old Lionsgate Board.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2)(3) (c)	Option Awards ($)(3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mignon Clyburn	$100,000	$149,998	$—	$—	$—	$—	$249,998
Gordon Crawford	$120,000	$149,998	$—	$—	$—	$—	$269,998
Emily Fine	$100,000	$149,998	$—	$—	$—	$—	$249,998
Michael T. Fries	$291,666	$—	$—	$—	$—	$—	$291,666
John D. Harkey, Jr.	$100,000	$149,998	$—	$—	$—	$—	$249,998
Susan McCaw	$100,000	$149,998	$—	$—	$—	$—	$249,998
Yvette Ostolaza	$120,000	$149,998	$—	$—	$—	$—	$269,998
Mark H. Rachesky, M.D.	$172,000	$149,998	$—	$—	$—	$—	$321,998
Daryl Simm	$130,000	$149,998	$—	$—	$—	$—	$279,998
Hardwick Simmons	$130,000	$149,998	$—	$—	$—	$—	$279,998
Harry E. Sloan	$100,000	$149,998	$—	$—	$—	$—	$249,998
_____________________
(1)The amounts reported in column (b) represent director annual retainer and chair fees, for fiscal 2025, paid, at the director’s election, either 50% in cash and 50% in the form of existing common stock, 100% in the form of common stock, or 100% in cash, as described above. The value of the common shares is calculated using the closing price of shares of common stock on the date of payment. Retainers and fees are paid twice a year. During fiscal 2025, Old Lionsgate’s non-employee directors who elected to receive 50% of their retainers and fees in the form of common shares received the following number of Old Lionsgate Class A voting shares and Old Lionsgate Class B non-voting shares (together): Ms. Clyburn, 3,213, Mr. Simm, 4,177 shares and Mr. Simmons, 4,177 shares. During fiscal 2025, Old Lionsgate’s non-employee directors who elected to receive 100% of their retainers and fees in the form of common shares received the following number of Old Lionsgate Class A voting shares and Old Lionsgate Class B non-voting shares (together): Mr. Crawford, 7,712 shares, Ms. Fine, 6,426 shares, Mr. Harkey, 11,627 shares, Ms. Ostolaza, 7,712 shares, Dr. Rachesky, 11,052 shares, and Mr. Sloan, 6,426 shares. For fiscal 2025, the Old Lionsgate Board determined that Mr. Fries and Ms. McCaw would receive 100% of their cash retainer and fees in the form of cash. Additionally, the Old Lionsgate Board determined that Mr. Fries would receive 100% of his equity retainer in the form of cash (so that the amount reported in this column for Mr. Fries includes cash received in lieu of any equity award).
(2)Each non-employee director then in office received a grant of 9,102 restricted share units with respect to Old Lionsgate Class A voting shares and 10,176 restricted share units with respect to Old Lionsgate Class B non-voting shares units on November 29, 2024 (other than Mr. Fries, who receives cash in lieu of equity grants). The amounts reported in column (c) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of Old Lionsgate’s financial statements. The fair values of the restricted share units are determined based on the market value of the shares on the date of grant.
(3)The following table presents the number of unvested stock awards held by each of Old Lionsgate’s non-employee directors as of March 31, 2025. No non-employee directors held any outstanding option awards as of that date.

	Number of Unvested Restricted Share Units as of March 31, 2025
Director	LGF.A	LGF.B
Mignon Clyburn	9,913	11,037
Gordon Crawford	9,913	11,037
Emily Fine	9,913	11,037
Michael T. Fries	—	—
John D. Harkey, Jr.	9,913	11,037
Susan McCaw	9,913	11,037
Yvette Ostolaza	9,913	11,037
Mark H. Rachesky, M.D.	9,913	11,037
Daryl Simm	9,913	11,037
Hardwick Simmons	9,913	11,037
Harry E. Sloan	9,913	11,037
Use Of Non-GAAP Financial Measures
This Form 10-K/A presents the following important financial measures utilized by Old Lionsgate in fiscal year 2025 that are not all financial measures defined by generally accepted accounting principles (“GAAP”). Old Lionsgate used non-GAAP financial measures, among other measures, to evaluate the operating performance of its business. These non-GAAP financial measures are in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.
Adjusted OIBDA: Adjusted OIBDA is defined as operating income (loss) before adjusted depreciation and amortization (“OIBDA”), adjusted for adjusted share-based compensation (“adjusted SBC”), purchase accounting and related adjustments, restructuring and other costs, certain charges (benefits) related to the COVID-19 global pandemic, certain programming and content charges as a result of management changes and/or changes in strategy, and unusual gains or losses (such as goodwill and intangible asset impairment, charges related to Russia’s invasion of Ukraine, and the gain on sale of Pantaya on March 31, 2021), when applicable.
•Adjusted depreciation and amortization represents depreciation and amortization as presented on Old Lionsgate’s consolidated statement of operations, less the depreciation and amortization related to the amortization of purchase accounting and related adjustments associated with recent acquisitions. Accordingly, the full impact of the purchase accounting is included in the adjustment for “purchase accounting and related adjustments”, described below.
•Adjusted share-based compensation represents share-based compensation excluding the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, which are included in restructuring and other expenses, when applicable.
•Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable.

•COVID-19 related charges or benefits include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, and when applicable, certain motion picture and television impairments and development charges associated with changes in performance expectations or the feasibility of completing the project resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries, which are included in direct operating expense, when applicable. In addition, the costs include early or contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit, which are included in distribution and marketing expense, when applicable.
•Programming and content charges include certain charges as a result of changes in management and/or changes in programming and content strategy, which are included in direct operating expenses, when applicable.
•Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in recent acquisitions. These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the non-cash charge for the amortization of the recoupable portion of the purchase price and the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense.
Adjusted OIBDA is calculated similar to how Old Lionsgate defined segment profit and managed and evaluated its segment operations. Segment profit also excludes corporate general and administrative expense.
Total Segment Profit and Studio Business Segment Profit: Old Lionsgate presented the sum of its Motion Picture and Television Production segment profit as its “Studio Business” segment profit. Total segment profit and Studio Business segment profit, when presented outside of the segment information and reconciliations included in Old Lionsgate’s consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP. Old Lionsgate used this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of its business.
Old Lionsgate believed the presentation of total segment profit and Studio Business segment profit was relevant and useful for investors because it allowed investors to view total segment performance in a manner similar to the primary method used by Old Lionsgate’s management and enabled them to understand the fundamental performance of Old Lionsgate’s businesses before non-operating items. Total segment profit and Studio Business segment profit were considered an important measure of Old Lionsgate’s performance because it reflected the aggregate profit contribution from Old Lionsgate’s segments, both in total and for the Studio Business and represented a measure, consistent with Old Lionsgate’s segment profit, that eliminated amounts that, in management’s opinion, did not necessarily reflect the fundamental performance of Old Lionsgate’s businesses, were infrequent in occurrence, and in some cases were non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner, and segment profit and total segment profit as defined by Old Lionsgate may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.
Overall: These measures are non-GAAP financial measures as defined in Regulation G promulgated by the SEC and are in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.
Old Lionsgate used these non-GAAP measures, among other measures, to evaluate the operating performance of its business. Old Lionsgate believed these measures provided useful information to investors regarding its results of operations and cash flows before non-operating items. Adjusted OIBDA was considered an important measure of Old Lionsgate’s performance because this measure eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of Old Lionsgate’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses.
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
Reconciliation of Operating Income (Loss) to Adjusted OIDBA and Total Segment Profit
The following table reconciles the GAAP measure, operating income (loss) to the non-GAAP measures, Adjusted OIBDA and Total Segment Profit:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Operating income (loss)	$170.6	$9.0	$(1,857.7)	$(938.8)	$248.1	$(68.1)
Gain on sale of Pantaya(1)	(44.1)	—	—
Goodwill and intangible asset impairment(2)	—	—	1,475.0	663.9	—	—
Adjusted depreciation and amortization(3)	44.3	43.0	40.2	50.1	34.6	33.8
Restructuring and other(4)	24.7	16.8	411.9	508.5	15.0	253.5
COVID-19 related charges (benefit)(5)	67.5	(3.4)	(11.6)	(1.0)	—	(3.1)
Programming and content charges(6)	—	36.9	7.0
Charges related to Russia's invasion of Ukraine(7)	—	5.9	—
Adjusted share-based compensation expense(8)	85.5	100.0	97.8	81.2	86.3	69.0
Purchase accounting and related adjustments(9)	192.4	194.0	195.5	153.7	144.8	163.0
Adjusted OIBDA	$540.9	$402.2	$358.1	$517.6	$528.8	$448.1
Corporate general and administrative expenses	113.7	97.1	122.9	136.1	145.9	123.2
Unallocated rent cost included in direct operating expense(10)	—	—	—	—	—	18.6
Total Segment Profit	$654.6	$499.3	$481.0	$653.7	$674.7	$589.9
(1)Represents the gain before income taxes on the sale of Old Lionsgate’s majority interest in Pantaya on March 31, 2021.
(2)In fiscal 2024, amounts reflect the goodwill impairment charge of $493.9 million and $170.0 million for impairment of indefinite-lived trade names, both related to the Media Networks reporting unit, recorded in the second quarter ended September 30, 2023. In fiscal 2023, amounts reflect the goodwill impairment charge of $1.475 billion related to the Media Networks reporting unit, recorded in the second quarter ended September 30, 2022.
(3)Adjusted depreciation and amortization represents depreciation and amortization as presented on our consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in recent acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Depreciation and amortization	$188.5	$177.9	$180.3	$192.2	$165.5	$188.1
Less: Amount included in purchase accounting and related adjustments	(144.2)	(134.9)	(140.1)	(142.1)	(130.9)	(154.3)
Adjusted depreciation and amortization	$44.3	$43.0	$40.2	$50.1	$34.6	$33.8

(4)Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable, as shown in the table below:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Restructuring and other:
Content and other impairments(a)	$—	$—	$385.2	$377.3	$0.7	$162.4
Severance(b)
Cash	14.8	4.6	18.0	37.2	—	35.2
Accelerated vesting on equity awards	3.5	—	4.2	9.4	—	5.4
Total severance costs	18.3	4.6	22.2	46.6	—	40.6
COVID-19 related charges included in restructuring and other(c)	3.0	1.1	0.1	—	—	—
Transaction and other costs (benefits)(d)	3.4	11.1	4.4	84.6	14.3	50.5
	$24.7	$16.8	$411.9	$508.5	$15.0	$253.5
a.Media Networks Restructuring: In fiscal 2023, Old Lionsgate began a plan to restructure its Media Networks international business, and during the fiscal years ended March 31, 2024 and 2025, Old Lionsgate continued executing its restructuring plan, which included exiting all international territories except for Canada and India, and included an evaluation of the programming on Starz’s domestic and international platforms, resulting in certain programming being removed from those platforms and written down to fair value. Old Lionsgate incurred impairment charges from the inception of the Media Networks restructuring plan through March 31, 2025 amounting to $880.1 million. As a result of these restructuring initiatives, Old Lionsgate recorded content impairment charges related to the Media Networks segment in the fiscal years ended March 31, 2025, 2024 and 2023 of $136.3 million, $364.5 million, and $379.3 million, respectively.
Content and Other Impairments: Content and other impairments in the fiscal year ended March 31, 2025 also include content impairments of $7.7 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. In addition, amounts in the fiscal year ended March 31, 2025 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by Old Lionsgate primarily related to the integration of eOne.
Content and other impairments in the fiscal year ended March 31, 2024 also include $12.8 million of development costs written off in connection with changes in strategy in the Television Production segment as a result of the acquisition of eOne.
Content and other impairments in the fiscal year ended March 31, 2023 also include an impairment of operating leases right-of-use asset related to the Studio business and corporate facilities amounting to $5.8 million associated with a portion of a facility lease no longer utilized by Old Lionsgate.
The lease impairments reflect a decline in market conditions since the inception of the leases impacting potential sublease opportunities, and represents the difference between the estimated fair value, which was determined based on the expected discounted future cash flows of the lease assets, and the carrying value.
b.Severance costs were primarily related to restructuring, acquisition integration activities and other cost saving initiatives. During the fiscal year ended March 31, 2025, in connection with Old Lionsgate’s restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.0 million in severance expense was incurred under the voluntary severance program and was recognized in restructuring and other in the fiscal year ended March 31, 2025. In the fiscal year ended March 31, 2024, amounts were due to restructuring activities including integration of the acquisition of eOne, Media Networks international restructuring and Old Lionsgate’s Motion Picture and Television Production segments.
c.Amounts represents certain incremental general and administrative costs associated with the COVID-19 global pandemic, such as costs related to transitioning Old Lionsgate to a remote-work environment, costs associated with return-to-office safety protocols, and other incremental general and administrative costs associated with the COVID-19 global pandemic.
d.Amounts reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In fiscal 2025 and fiscal 2024, amounts include costs associated with the separation of the Starz Business from the Studio Business, and acquisition and integration costs related to the acquisition of eOne. In fiscal 2024, amounts also include $49.2 million associated with the acquisition of additional interest in 3 Arts Entertainment. Due to the new arrangement representing a modification of terms of the compensation element under the previous arrangement which resulted in the reclassification of the equity award to a liability award, Old Lionsgate recognized incremental compensation expense of $49.2 million, representing the excess of the fair value of the modified award over amounts previously expensed. In addition, transaction and other costs in fiscal 2024 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. In the quarter ended March 31, 2025, Old Lionsgate recognized a benefit of $3.1 million for insurance recoveries related to the loss. Old Lionsgate also expects to recover a portion of the loss from the noncontrolling interest holders of this entity. In fiscal 2025 and 2024, transaction and other costs also include a benefit of $7.1 million and $5.4 million associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the Starz international restructuring. In fiscal 2023, transaction and other costs include a benefit of $11.0 million for a settlement of a legal matter related to the Media Networks segment.

(5)Amounts represent the incremental costs, if any, included in direct operating expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries. During fiscal 2025, 2024, 2023 and 2022, Old Lionsgate incurred a net benefit in direct operating expense due to insurance recoveries in excess of the incremental costs expensed in the period. These charges (benefits) are excluded from segment operating results.

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
COVID-19 related charges (benefit) included in:
Direct operating expense(a)	$50.6	$(3.6)	$(11.6)	$(1.0)	$—	$(3.1)
Distribution and marketing expense(b)	16.9	0.2	—	—	—	—
	$67.5	$(3.4)	$(11.6)	$(1.0)	$—	$(3.1)
a.Amounts reflected in direct operating expense include incremental costs associated with the pausing and restarting of productions including paying/hiring certain cast and crew, maintaining idle facilities and equipment costs, net of insurance recoveries. In fiscal 2021, these charges also included film impairment due to changes in performance expectations resulting from circumstances associated with the COVID-19 global pandemic.
b.Amounts reflected in distribution and marketing expense primarily consist of contractual marketing spends for film releases and events that have been canceled or delayed and will provide no economic benefit.
(6)Amounts represent certain unusual programming and content charges. In the fiscal year ended March 31, 2023, the amounts represent development costs written off as a result of changes in strategy across Old Lionsgate’s theatrical slate in connection with certain management changes and changes in the theatrical marketplace in the Motion Picture segment. In the fiscal year ended March 31, 2022, the amounts represent impairment charges recorded as a result of a strategic review of original programming on the STARZ platform, which identified certain titles with limited viewership or strategic purpose which were removed from the STARZ service and abandoned by the Media Networks segment. These charges are excluded from segment results and included in amortization of investment in film and television programs in direct operating expense on the consolidated statement of operations.
(7)Amounts represent charges related to Russia’s invasion of Ukraine, primarily related to bad debt reserves for accounts receivable from customers in Russia, included in direct operating expense in the consolidated statement of operations, and excluded from segment operating results.
(8)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Total share-based compensation expense	$89.0	$100.0	$102.0	$90.6	$86.3	$74.4
Less: Amount included in restructuring and other(a)	(3.5)	—	(4.2)	(9.4)	—	(5.4)
Adjusted share-based compensation	$85.5	$100.0	$97.8	$81.2	$86.3	$69.0
a.Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

(9)Purchase accounting and related adjustments primarily represent the amortization of non-cash fair value adjustments to certain assets acquired in acquisitions. The following sets forth the amounts included in each line item in the financial statements:

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Purchase accounting and related adjustments:
Direct operating	$1.0	$0.4	$0.7	$—	$—	$—
General and administrative expense(a)	47.2	58.7	54.7	11.6	13.9	8.7
Depreciation and amortization	144.2	134.9	140.1	142.1	130.9	154.3
	$192.4	$194.0	$195.5	$153.7	$144.8	$163.0
a.These adjustments include the accretion of the noncontrolling interest discount related to Pilgrim Media Group and 3 Arts Entertainment, the amortization of the recoupable portion of the purchase price and the expense associated with the earned distributions related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The earned distributions related to 3 Arts Entertainment represent the 3 Arts Entertainment noncontrolling equity interest in the earnings of 3 Arts Entertainment and are reflected as an expense rather than noncontrolling interest in the consolidated statement of operations due to the relationship to continued employment.

	Year Ended March 31,
	2021 Actual	2022 Actual	2023 Actual	2024 Actual	2025 Plan	2025 Actual
	(Unaudited, amounts in millions)
Amortization of recoupable portion of the purchase price	$7.7	$7.7	$7.7	$1.3	$—	$—
Noncontrolling interest discount amortization	22.7	22.7	13.2	—	—	—
Noncontrolling equity interest in distributable earnings	16.8	28.3	33.8	10.3	13.9	8.7
	$47.2	$58.7	$54.7	$11.6	$13.9	$8.7
(10)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Owned by Certain Beneficial Owners
The following table presents certain information about beneficial ownership of Starz Common Shares as of July 10, 2025 (unless otherwise indicated) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding shares of any class of common stock. All such information is based on publicly available filings. The security ownership information is given as of July 10, 2025 and, in the case of percentage ownership information, is based upon 16,721,810 STRZ shares outstanding on that date. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within 60 days.

Beneficial Owner*	Number of Shares	% of Shares
Mark H. Rachesky, M.D.(1)	2,879,319	17.2%
Liberty 77 Capital L.P.(2)	1,803,788	10.8%
Capital Research Global Investors(3)	1,528,308	9.1%
Vanguard Group, Inc.(4)	729,435	4.4%
BlackRock, Inc.(5)	1,189,348	7.1%
Shapiro Capital Management LLC(6)	944,322	5.7%
_____________________
*    The addresses for the listed beneficial owners are as follows: Mark H. Rachesky, M.D., c/o MHR Fund Management LLC, 40 W. 57th Street, 24th Floor New York, New York 10019; Liberty 77 Capital L.P., 2099 Pennsylvania Ave NW, Washington, DC 20006; Capital Research Global Investors, 333 South Hope Street, 55th Floor, Los Angeles, CA 90071; Vanguard Group, Inc., 100 Vanguard Blvd., Malvern, PA 19355; Shapiro Capital Management LLC, 3060 Peachtree Road NW, Suite 1555, Atlanta, GA 30305; and BlackRock Inc., 50 Hudson Yards New York, NY 10001.
(1)The information is based solely on Amendment No. 32 to Schedule 13D/A filed with the SEC on June 4, 2025 by Mark, H. Rachesky, M.D.
(2)The information is based solely on Amendment No. 8 to Schedule 13D/A filed with the SEC on May 8, 2025 by Liberty 77 Capital L.P.
(3)Capital Research Global Investors has not filed a report regarding its greater than five percent ownership of Starz shares with the SEC to date. The number of shares for such stockholder included in the table above is estimated based on holdings disclosed prior to the Starz Separation (as defined in the Original Filing) on a Schedule 13F-HR filed with the SEC on May 12, 2025.
(4)The information is based solely on Amendment No. 8 to Schedule 13G/A filed with the SEC on July 29, 2025 by the Vanguard Group, Inc.
(5)BlackRock, Inc. has not filed a report regarding its greater than five percent ownership of Starz shares with the SEC to date. The number of shares for such stockholder included in the table above is estimated based on holdings disclosed for fiscal year 2025, prior to the Starz Separation (as defined in the Original Filing), on a Schedule 13F-HR filed with the SEC on May 2, 2025.
(6)Shapiro Capital Management LLC has not filed a report regarding its greater than five percent ownership of Starz shares with the SEC to date. The number of shares for such stockholder included in the table above is estimated based on holdings disclosed for fiscal year 2025, prior to the Starz Separation (as defined in the Original Filing), on a Schedule 13F-HR filed with the SEC on May 15, 2025.
Stock Ownership of Management
The table below presents certain information about beneficial ownership of Starz Common Shares as of July 10, 2025 (unless otherwise indicated) by (i) each current director and nominee for director and (ii) all current directors and executive officers of Starz as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within 60 days, including stock options/SARs.

Beneficial Owner	Number of Shares	% of Shares*
Michael Burns	171,935	1.03%
Mignon Clyburn	17,514	0.10%
Emily Fine (1)	8,323	0.05%
Jeffrey A. Hirsch	194,002	1.16%
Alison Hoffman	76,141	0.46%
Audrey Lee	29,661	0.18%
Scott Macdonald	70,131	0.42%
Bruce Mann	5,000	0.03%
Mark H. Rachesky, M.D.(2)	2,879,319	17.20%
Joshua W. Sapan	5,500	0.03%
Hardwick Simmons	33,832	0.20%
Harry Sloan	25,351	0.15%
Jason Wyrick	19,431	0.12%
All executive officers and directors and director nominees, as a group (13 persons)	3,536,140	21.13%
_____________________
*    Based on 16,721,810 shares outstanding.
(1)The information is based solely on a Form 4 filed with the SEC on May 13, 2025.
(2)The information is based solely on a Form 4 filed with the SEC on June 4, 2025.
The table below presents certain information about the beneficial ownership of the fiscal 2025 Named Executive Officers of Old Lionsgate discussed above in Item 11 as of May 5, 2025, to the extent they are not otherwise included in the table above regarding Starz’s current directors. The security ownership information is given as of May 5, 2025, prior to the Separation, and, in the case of percentage ownership information, is based upon 85,829,049 LGEC Class A shares and 165,810,277 LGEC Class B shares, in each case, outstanding on that date. In general, “beneficial ownership” includes those shares that a person has the sole or shared power to vote or dispose of, including shares that the person has the right to acquire within 60 days, including stock options/SARs.

	LGEC Class A Shares		LGEC Class B Shares
Beneficial Owner	Number of Shares	% of Shares	Number of Shares	% of Shares
James W. Barge	91,282	0.1%	3,147,206	2.0%
Jon Feltheimer	1,559,431	1.8%	4,895,866	3.1%
Brian Goldsmith	215,669	0.3%	1,757,055	1.1%
Bruce Tobey	—	—%	34,517	—%
Equity Compensation Plan Information
Old Lionsgate maintained four equity compensation plans: the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Plan”), the Lions Gate Entertainment Corp. 2019 Performance Incentive Plan (the “2019 Plan”), the Lions Gate Entertainment Corp. 2017 Performance Incentive Plan (the “2017 Plan”) and the Lions Gate Entertainment Corp. 2012 Performance Incentive Plan (the “2012 Plan” and, together with the 2023 Plan, the 2019 Plan and the 2017 Plan, each of which were approved by Old Lionsgate shareholders. No new awards may be granted under the 2023 Plan, the 2019 Plan, the 2017 Plan or the 2012 Plan.
Starz currently maintains one equity compensation plan: the Starz 2025 Performance Incentive Plan. This plan assumed all outstanding awards from the prior Old Lionsgate plans with respect to Starz employees.

The following table sets forth, for each of Starz’s equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding stock options and SARs, and the number of shares remaining available for future award grants as of March 31, 2025.

Plan category	Number of shares of existing common stock to be issued upon exercise of outstanding stock options, warrants and rights	Weighted-average exercise price of outstanding stock options, warrants and rights	Number of shares of existing common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	37,108,951(1)	$14.88	10,509,491(2)
Equity compensation plans not approved by shareholders	0	—	0
Total	37,108,951(1)	$14.88	10,509,491(2)
_____________________

(1)Of these shares, 5,316 shares were subject to stock options and SARS then outstanding under the 2023 Plan, 8,000,093 shares were subject to stock options and SARs then outstanding under the 2019 Plan, 4,231,305 shares were subject to stock options and SARs then outstanding under the Lionsgate 2017 Plan and 5,529,859 shares were subject to stock options and SARs then outstanding under the Lionsgate 2012 Plan. In addition, this number includes 10,877,579 shares that were subject to outstanding stock unit awards granted under the Lionsgate 2023 Plan and 8,464,799 shares that were subject to outstanding stock unit awards granted under the Lionsgate 2019 Plan. These amounts included, for the Lionsgate 2023 Plan and for the Lionsgate 2019 Plan, 3,541,715 and 1,567,981 shares, respectively, subject to outstanding restricted share unit awards that were approved by Old Lionsgate Parent, but for which the performance goals had not yet been established as of March 31, 2025. Such awards were considered by Old Lionsgate Parent to be outstanding but not be treated as “granted” for accounting purposes until the relevant performance goals have been set; accordingly, they were not included in the awards reported as outstanding in the notes to the financial statements in Old Lionsgate Parent’s Annual Report on Form 10-K for the year ended March 31, 2025, as the relevant performance goals had not been set at that time.
Effective May 7, 2020, Old Lionsgate Parent accepted for exchange outstanding stock options and SARs with respect to 5,319,468 shares of existing common stock (4,660,184 of which shares were subject to stock options and SARs that were granted under the 2017 Plan or the 2012 Plan) and granted stock options and SARs with respect to 902,203 shares of existing common stock under the 2019 Plan in exchange for those stock options and SARs.
(2)All of these shares were available for award grant purposes under the Lionsgate 2023 Plan. The shares available under the Lionsgate 2023 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the Lionsgate 2023 Plan including stock options, share appreciation rights, restricted stock, restricted share units, stock bonuses and performance shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We recognize that transactions we may conduct with any of our directors, director nominee or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than our best interests and those of our shareholders. We have established, and the Board has adopted, a written Related Person Transactions Policy to monitor transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which the Company and any of the following (a “related person”) have an interest: (i) any person who is or was an executive officer (as defined in the policy by reference to Rule 3b-7 of the Securities Act of 1934, as amended), director, or nominee for director or executive officer (as defined in the policy) of the Company at any time since the beginning of the Company’s last fiscal year; (ii) a person who is or was an immediate family member (as defined in the policy) of an executive officer (as defined in the policy), director, or nominee for director or executive officer (as defined in the policy) at any time since the beginning of the Company’s last fiscal year; (iii) any person who is or was a record or beneficial owner of more than 5% of any class of the Company’s voting securities at any time since the beginning of the Company’s last fiscal year (a “Significant Shareholder”); (iv) any person who is or was an immediate family member (as defined in the policy) of the Significant Shareholder at any time since the beginning of the Company’s last fiscal year; (v) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position, or in which all related persons in the aggregate have a 10% or greater beneficial ownership interest; or (vi) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. The policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was, is or will be a participant, the amount involved exceeds $120,000, and a related person had, has or will have a direct or indirect material interest. Such transactions, arrangements or relationships, or series of similar transactions, arrangements or relationships will only be considered approved or ratified if authorized by the Audit and Risk Committee or the Audit and Risk Committee Chairperson, as applicable, in accordance with the standards set forth in the Related Person Transactions Policy after full disclosure of the related person’s interests in the transaction. The full text of the Related Person Transaction Policy is available on our investor relations website or may be obtained in print, without charge, by any shareholder upon request to our Corporate Secretary.

Certain Agreements

On May 6, 2025, Starz entered into several agreements with each of Discovery Lightning Investments Ltd., Warner Bros. Discovery, Inc., Liberty Global Ventures Limited, Liberty Global Ltd., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners IIA LP, MHR Institutional Partners III LP, MHR Institutional Partners IV LP and MHR Fund Management LLC and affiliated funds thereto, including the following:

• Starz Voting Agreement;
• Starz Registration Rights Agreements; and
• Starz Investor Rights Agreement.

A summary of the principal terms of each of these agreements (including the agreements entered into with LG Studios and Lionsgate) is set forth in the section entitled “Certain Relationships and Related Party Transactions” contained in the Registration Statement. These summaries are incorporated herein by reference. The summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements, which are filed as exhibits to the Original Filing, and are incorporated herein by reference.
On May 6, 2025, Starz also entered into an advisory services agreement with Michael Burns, wherein Mr. Burns was engaged as an independent contractor to act as a senior advisor to the Chief Executive Officer of Starz, providing strategic guidance to the CEO, with a primary focus on corporate finance, mergers, acquisitions, and related deal structuring transactions. The foregoing description is not meant to be complete and is qualified by reference to the full text of the advisory services agreement, which is filed as an exhibit to the Original Filing, and incorporated by reference herein.

Director Independence

It is the policy of the Board that, as required by the requirements of the NASDAQ listing standards, a majority of directors be “independent” of Starz and its management. For a director to be deemed “independent,” the Board will affirmatively determine that the director has no relationship with Starz (directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) or its affiliates or any member of the senior management of Starz or his/her affiliates which, in the opinion of the Board, would interfere with such director’s exercise or independent judgment in carrying out the responsibilities of a director.

Pursuant to Starz’s Corporate Governance Guidelines, the Board reviewed director independence in May 2025. During the review, the Board considered transactions and relationships between each director or any member of his/her immediate family and Starz and its subsidiaries and affiliates, including those reported under the heading “Certain Relationships and Related Party Transactions, and Director Independence” above. The Board also examined transactions and relationships with Starz between directors or their affiliates and members of Starz’s senior management or their affiliates. As provided in Starz’s Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is “independent.” The Nominating & Corporate Governance Committee, with assistance from counsel, regularly reviews Starz’s Corporate Governance Guidelines to ensure their compliance with Canadian law, SEC rules and regulations and NASDAQ listing standards. The full text of Starz’s Corporate Governance Guidelines is available on its website at https://investors.starz.com/governance/governance-documents, or may be obtained in print, without charge, by any shareholder upon request to Starz’s Corporate Secretary, at either of its principal executive offices.

As a result of this review, the Board affirmatively determined that 8 of its directors, including each of Messrs. Mann, Rachesky, Sapan, Simmons, and Sloan and Mmes. Clyburn, Fine, and Gersh, are “independent” under Starz’s Standards for Director Independence, which is available on its website at https://investors.starz.com/governance/governance-documents, Canadian standards, SEC rules and regulations (for Audit & Risk Committee members) and the NASDAQ listing standards (including the enhanced independence requirements for compensation committee members).

A number of Starz’s independent board members are currently serving or have served as directors or as members of senior management of other public companies. All of the committees of the Board are comprised solely of independent directors, each with a different independent director serving as chair of the committee. Starz believes that the number of independent experienced directors that make up the Board, along with the independent oversight of the Board by the non-executive Chair, benefits Lionsgate and its shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During fiscal 2025, Starz retained its independent registered public accounting firm, Ernst & Young LLP, to provide services in the categories listed below. The following are the aggregate fees billed for fiscal year 2025 for such services:

	Year Ended March 31,
	2025	2024
Audit Fees	$2,051,563	$1,968,200
Audit-Related Fees	$1,619,688	$549,000
Tax Compliance Fees	$—	$—
Tax Planning and Advisory Fees	$—	$—
Audit Fees includes fees associated with the annual audit of Starz’s financial statements, statutory audits, and services that only the independent auditors can reasonably provide, such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents and comfort letters). Audit-Related Fees include fees associated with other assurance and related services that traditionally are performed by the independent accounting firm, such as accounting consultations, due diligence services related to acquisitions, attestation services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards (not classified as audit fees). Tax Compliance Fees consist of professional services related to tax compliance, including foreign tax return preparation and transfer pricing studies and consultations. Tax Planning and Advisory Fees consist of professional services related to tax planning and tax advisory services. There were no Tax Compliance or Tax Planning and Advisory Fees for the years ended March 31, 2025 and 2024.
Pursuant to Old Lionsgate's Audit & Risk Committee’s policy to pre-approve all permitted audit and non-audit services, the Audit & Risk Committee of Old Lionsgate pre-approved all professional services provided by Ernst & Young LLP during fiscal 2025 and fiscal 2024 and determined that the provision of non-audit services in fiscal 2025 and fiscal 2024 was compatible with maintaining Ernst & Young LLP’s independence.
The Audit & Risk Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the full Audit & Risk Committee at its next scheduled meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following exhibits documents are filed as part of this report.
(1) Financial Statements
No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Exhibits of the Original Form 10-K.
(2) Financial Statement Schedules
No financial statement schedules or supplemental data are filed with this report on Form 10-K/A. See Index to Exhibits of the Original Form 10-K.
(3) and (b) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date / Period End Date
10.1	Form 10-K	10-K		June 26, 2025
10.2	Registration Statement	S-4/A		March 13, 2025
10.3	Voting Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp., Lionsgate Studios Corp., Liberty Global Ventures Limited, Discovery Lightning Investments LTD., MHR Fund Management, LLC, Liberty Global LTD., Warner Bros. Discovery, Inc. and Mammoth Funds (as defined therein).	8-K	10.9	May 7, 2025
10.4	Registration Rights Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp. and the MHR Group (as defined therein).	8-K	10.1	May 7, 2025
10.5	Registration Rights Agreement, dated as of May 6, 2025, by and between Starz Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.11	May 7, 2025
10.6	Registration Rights Agreement, dated as of May 6, 2025, by and between Starz Entertainment Corp. and Liberty Global Incorporated Limited.	8-K	10.12	May 7, 2025
10.7	Investor Rights Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp., MHR Fund Management, LLC, Liberty Global Ventures Limited, Discovery Lightning Investments LTD., Liberty Global LTD., Warner Bros Discovery, Inc. and Mammoth Funds.	8-K	10.13	May 7, 2025
10.8	Amended and Restated Advisory Services Agreement as of May 6, 2025 between Michael Burns and Starz Entertainment Corp.	10-K	10.28	May 7, 2025
10.9x	Description of Capital Stock
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
104x	Cover Page Interactive Data File (embedded within the Inline XBRL document)

x     Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2025.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer

Date: July 29, 2025

CERTIFICATION

I, Jeffrey Hirsch certify that:

1.I have reviewed this Form 10-K/A of Starz Entertainment Corp;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

STARZ ENTERTAINMENT CORP.
By:	/s/ JEFFREY HIRSCH
Jeffrey Hirsch
Chief Executive Officer

Date: July 29, 2025

CERTIFICATION

I, Scott Macdonald certify that:

1.I have reviewed this Form 10-K/A of Starz Entertainment Corp;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer
Date: July 29, 2025