Form 10-Q
period 2025-06-30
STARZ ENTERTAINMENT CORP /CN/
filed 2025-08-14
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File No. 1-14880
Starz Entertainment Corp.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Howe Street, 20th Floor Vancouver, British Columbia V6C 3R8	1647 Stewart St. Santa Monica, California 90404
(604) 648-6559	(877) 848-3866
(Address of Principal Executive Offices)
Registrant's telephone number, including area code: 1 (604) 648-6559
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	STRZ	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 11, 2025, 16,721,810 of the registrant’s common shares were outstanding.

STARZ ENTERTAINMENT CORP.

STARZ ENTERTAINMENT CORP.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2025, (the "Form 10-K") as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with our Form 10-K and the other cautionary statements and information in this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the benefits of the Separation; unexpected costs related to the Separation (as defined below); the substantial investment of capital required to produce, market, and distribute programming; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our programming; risks related to acquisition and integration of future acquired businesses; the effects of dispositions of businesses or assets, including individual series or film libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and past and future bank failures; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruptions and strikes; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors found in our Form 10-K, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein.
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

STARZ ENTERTAINMENT CORP.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$51.6	$17.8
Accounts receivable, net	55.7	52.7
Due from LG Studios Business (Note 15)	—	81.6
Prepaid expenses and other	15.9	18.4
Total current assets	123.2	170.5
Programming content, net	1,092.7	1,096.3
Property and equipment, net	50.4	48.6
Intangible assets, net	772.3	816.0
Other assets	53.0	41.8
Total assets	$2,091.6	$2,173.2
LIABILITIES
Accounts payable	$78.1	$64.5
Programming related payables	378.1	101.8
Other accrued liabilities	63.6	64.5
Residuals	29.3	29.5
Programming related obligations	88.2	90.7
Deferred revenue	39.8	39.4
Due to LG Studios Business (Note 15)	—	232.1
Total current liabilities	677.1	622.5
Debt	611.7	699.9
Other liabilities	82.2	75.9
Deferred tax liabilities	8.3	8.5
Total liabilities	1,379.3	1,406.8

Contingencies (Note 16)

EQUITY
Common stock, no par value, unlimited authorized, 16.7 shares issued (March 31, 2025 – nil )	728.3	—
Accumulated other comprehensive income	19.2	19.2
Parent net investment	—	747.2
Accumulated deficit	(35.2)	—
Total equity	712.3	766.4
Total liabilities and equity	$2,091.6	$2,173.2
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Revenue
OTT revenue	$221.1	$234.4
Linear and other revenue	98.6	113.2
Total revenue	319.7	347.6
Operating expenses:
Programming amortization	162.5	147.9
Other operating	36.5	39.3
Advertising and marketing	63.4	82.7
General and administrative	29.1	26.6
Depreciation and amortization	48.7	41.6
Restructuring and other	6.4	(0.6)
Total expenses	346.6	337.5
Operating (loss) income	(26.9)	10.1
Interest expense	(13.2)	(10.8)
Interest and other income	—	0.8
Other expense	(2.5)	(1.7)
Loss on extinguishment of debt	—	(4.9)
Loss from continuing operations before income taxes	(42.6)	(6.5)
Income tax benefit	0.1	7.6
Net (loss) income from continuing operations	(42.5)	1.1
Net income from discontinued operations, net of income taxes	—	3.1
Net (loss) income	$(42.5)	$4.2

Per share information attributable to Starz Entertainment Corp. shareholders:

Basic and diluted net (loss) income per common share - continuing operations	$(2.54)	$0.07
Basic and diluted net income per common share - discontinued operations	—	0.19
Basic and diluted net (loss) income per common share	$(2.54)	$0.26

Weighted average number of common shares outstanding:
Basic	16.7	16.7
Diluted	16.7	16.7
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Net (loss) income	$(42.5)	$1.1
Comprehensive (loss) income from continuing operations, net of tax	(42.5)	1.1
Net income from discontinued operations	—	3.1
Comprehensive (loss) income	$(42.5)	$4.2
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Starz Common Shares		Accumulated Deficit	Parent Net Investment	Accumulated Other Comprehensive Income	Total Equity
	Number	Amount
	(Amounts in millions)
Balance at March 31, 2025	—	$—	$—	$747.2	$19.2	$766.4
Distribution to Lionsgate upon Separation	—	—	—	0.1		0.1
Net loss prior to Separation	—	—	—	(7.3)	—	(7.3)
Issuance of Starz common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and Separation from Old Lionsgate	16.7	740.0	—	(740.0)	—	—
Net loss after Separation	—	—	(35.2)	—	—	(35.2)
Stock-based compensation after Separation	—	5.9	—	—	—	5.9
Share-based liability for modified July Vesting awards	—	(17.6)	—	—	—	(17.6)
Balance at June 30, 2025	$16.7	$728.3	$(35.2)	$—	$19.2	$712.3

Balance at March 31, 2024				$900.0	$19.2	$919.2
Net loss				4.2	—	4.2
Net transfers from Parent				49.7	—	49.7
Balance at June 30, 2024				$953.9	$19.2	$973.1
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Operating Activities:
Net (loss) income	$(42.5)	$4.2
Less: net income from discontinued operations, net of tax	—	3.1
Net (loss) income from continuing operations, net of tax	(42.5)	1.1
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	48.7	41.6
Programming amortization	162.5	149.0
Amortization of debt financing costs and other non-cash interest	0.9	0.8
Non-cash share-based compensation	7.4	5.2
Other amortization	1.7	1.8
Net content impairment recoveries	(0.3)	(0.6)
Loss on extinguishment of debt	—	4.9
Deferred income taxes	—	(0.5)
Changes in operating assets and liabilities:
Accounts receivable, net	27.4	(15.4)
Programming content payments	(160.2)	(232.7)
Programming related payables	11.9	(10.6)
Other assets	0.7	0.6
Accounts payable and accrued liabilities	5.8	(13.0)
Residuals	—	(1.0)
Deferred revenue	1.4	(0.8)
Due to LG Studios Business	—	42.8
Net cash provided by (used in) operating activities – continuing operations	65.4	(26.8)
Net cash used in operating activities – discontinued operations	—	(6.7)
Net cash provided by (used in) operating activities	65.4	(33.5)
Investing activities:
New Lionsgate revolving credit facility – increases	151.8	—
New Lionsgate revolving credit facility – decreases	(70.2)	(66.7)
Capital expenditures	(6.9)	(4.9)
Deferred purchase price of receivables sold	0.5	—
Net cash provided by (used in) investing activities – continuing operations	75.2	(71.6)
Financing activities:
Distribution to New Lionsgate upon Separation	(389.9)	—
Debt – borrowings, net of debt issuance and redemption costs	291.8	14.3
Debt – repurchases and repayments	—	(54.0)
Programming related obligations – borrowings	177.3	53.8
Programming related obligations – repayments	(180.4)	—
Parent net investment	(5.6)	76.5
Net cash (used in) provided by financing activities – continuing operations	(106.8)	90.6
Net cash provided by financing activities – discontinued operations	—	2.7
Net cash (used in) provided by financing activities	(106.8)	93.3
Net change in cash and cash equivalents	33.8	(11.8)
Cash and cash equivalents – beginning of period	17.8	37.0
Cash and cash equivalents – end of period	$51.6	$25.2
__________________________________
(1)Programming content payments prior to the Separation for the quarter ended June 30, 2024 includes $141.0 million, respectively, from the licensing of program rights from the LG Studios Business (see Note 15).
See accompanying notes.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business
Starz Entertainment Corp. (the "Company", 'Starz", "we", "us", or "our") operates primarily in the U.S. and Canada and distributes the STARZ branded premium subscription video services on a direct-to-consumer over-the-top (“OTT”) basis through the Starz App and through wholesale OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform ”).
Separation
Prior to the Separation, as defined and further discussed below, the business of Starz Entertainment Corp. (the “Starz Business”) substantially consisted of Lions Gate Entertainment Corp’s (“Old Lionsgate” or “Parent”) Media Networks segment consisting of (i) Starz Networks, which includes the distribution of the Starz Platform, and (ii) International, which at that time primarily consisted of the OTT distribution of subscription video services outside the U.S. and Canada ("Lionsgate+"). Old Lionsgate also had a subsidiary Lionsgate Studios Corp. (formerly trading on the Nasdaq Stock Market under the ticker symbol LION) (“Legacy Lionsgate Studios”) that included the company’s motion picture and television studio operations (collectively referred to as the “LG Studios Business”).
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by an arrangement agreement dated as of January 29, 2025, as amended by an agreement, dated as of March 12, 2025 (as amended, the “Arrangement Agreement”), completed the separation of the LG Studios Business of Old Lionsgate from the Starz Business. As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders.
To complete the Separation, pre-transaction shareholders of Old Lionsgate’s Class A common shares received one and twelve one-hundredths (1.12) New Lionsgate common shares and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares while Old Lionsgate’s Class B common shares received one share of New Lionsgate common shares and one share of Starz Entertainment Corp.’s common shares. As a result of the steps described above, each of New Lionsgate and Starz have a single class of “one share, one vote” common shares. Starz Entertainment Corp.’s common shares were then consolidated on a 15-to-1 basis, such that every fifteen (15) Starz common shares were consolidated into one (1) Starz common share (the “Reverse Stock Split”). See Note 8 Capital Stock, for further details.
Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the LG Studios Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with New Lionsgate following the completion of the Separation, New Lionsgate (which holds the LG Studios Business) is considered the accounting spinnor or divesting entity and Starz Entertainment Corp. (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate was determined to be the accounting predecessor to New Lionsgate and the Starz Business's pre-Separation financial information has been prepared on a carve-out basis and are derived from Old Lionsgate’s consolidated financial statements and accounting records. See Basis of Presentation below.
Starz Networks Restructuring
In 2022 and 2023, in connection with its ongoing restructuring activities, Starz performed a strategic review of content performance across the Starz Platform, resulting in certain programming being removed from those platforms and written down to fair value. During 2024 and 2025, Starz continued its evaluation of the programming on the Starz Platform and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of these restructuring initiatives, we have incurred impairment charges from the inception of the plan through June 30, 2025 of $456.7 million. Recovery of certain content costs previously impaired were recorded during the quarters ended June 30, 2025 and June 30, 2024. As the Company continues to evaluate its current restructuring plan in relation to the current micro and macroeconomic environment, including further review of content and performance and its strategy, we may decide to expand the restructuring plan and remove certain content off the Starz Platform in the future. Accordingly, the Company may incur additional content impairment charges in the future.
International Restructuring
In 2023 and 2024, Old Lionsgate began a plan to restructure and shut down its international LIONSGATE+ business. During the quarters ended June 30, 2025 and June 30, 2024, Old Lionsgate continued executing the restructuring plan, which included exiting all international territories except Canada (included in the Starz Networks segment) and India and Southeast Asia (included in the International segment), which was completed in May 2024. The historical results of operations of international territories that were shut down are presented as discontinued operations in these financial statements for all periods presented. See Note 2, Discontinued Operations for further details.
Basis of Presentation
From and after the effective date of the Separation, the Company’s financial statements are presented on a consolidated basis. The unaudited financial statements for all periods presented, including the historical results of the Company prior to the Separation, are now referred to as the “condensed consolidated financial statements”.
For periods prior to the Separation, the Starz Business operated as a segment of Old Lionsgate and not as a separate entity. The Company’s financial statements prior to the Separation were prepared on a carve-out basis and were derived from Old Lionsgate’s consolidated financial statements and accounting records and reflect Starz Business’s combined historical financial position, results of operations and cash flows in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Prior to the Separation, a management approach was applied to determine the carve-out basis of presentation. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.
For periods subsequent to the Separation, the accompanying unaudited condensed consolidated financial statements include the accounts of Starz Entertainment Corp. and all of its majority-owned and controlled subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S.GAAP for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed unaudited consolidated financial statements. The balance sheet as of March 31, 2025 has been derived from the audited combined financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the Company’s audited combined financial statements and related notes for the fiscal year ended March 31, 2025 as filed on June 26, 2025 with the U.S. Securities and Exchange Commission (“SEC”).
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
All revenue and costs, as well as assets and liabilities directly associated with the business activity of the Starz Business are included in the accompanying financial statements. Revenue and costs associated with the Starz Business are specifically identifiable in the accounting records maintained by Old Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Media Networks segment of Old Lionsgate. In addition, these costs include an allocation of corporate general and administrative expense (inclusive of share-based compensation) which has been allocated to the Company as further discussed below.
In May 2024, Old Lionsgate consummated a series of transactions, by which the LG Studios Business became a separate publicly traded company (the “Studio Separation”). The LG Studios Business is substantially reflective of Old Lionsgate's Motion Pictures and Television Production segments together with a substantial portion of Old Lionsgate’s corporate general and administrative expenses.
In May 2024, Starz entered into an intercompany revolving credit facility with Lionsgate Studios Corp. which was used to settle intercompany transactions prior to Separation.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Starz Business was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Starz Business or to the LG Studios Business to fund operating activities when needed. Cash and cash equivalents of the Company are reflected in the accompanying balance sheets. Payables to and receivables from Old Lionsgate related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the LG Studios Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Starz Business and LG Studios Business were accounted for as parent net investment. See Note 15, Due To/From LG Studios Business, for further details.
Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate are reasonable. However, the allocations may not include all the actual expenses that would have been incurred by Starz had we been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had we been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had we been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions we might have performed directly or outsourced and strategic decisions we might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. See Note 15, Due To/From LG Studios Business, for further details of the allocations included in the accompanying financial statements.
The issuer of the Old Lionsgate's 5.5% senior notes due April 15, 2029 (the “5.5% Senior Notes”) was Starz Capital Holdings, LLC (previously known as Lions Gate Capital Holdings LLC), a Starz entity. The 5.5% Senior Notes were generally used as a method of financing Old Lionsgate's operations in totality and were not specifically identifiable to the LG Studios Business or the Starz Business. It is not practical to determine what the capital structure would have been historically for the Starz Business or the LG Studios Business prior to the Studio Separation as standalone companies; however, the 5.5% Senior Notes were issued by a subsidiary of Starz and are representative of the overall debt levels, that were expected for the Company following the completion of the Separation. In May 2024, the Starz Business issued $389.9 million aggregate principal amount of new 5.5% exchange notes due 2029 (the “Exchange Notes”) in exchange for $389.9 million of the existing 5.5% Senior Notes (the "Exchange Transaction"). As a result of the Exchange Transaction, the principal amount of the 5.5% Senior Notes outstanding was reduced to $325.1 million and total aggregate debt outstanding, including $300.0 million outstanding per Term Loan A, was $625.1 million. See Note 4, Debt, for further details. Upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate. The remaining 5.5% Senior Notes remained with the Company upon completion of the Separation. A portion of Old Lionsgate's corporate debt, (the revolving credit facility, term loan A and term loan B, together referred to as the “Old Lionsgate Senior Credit Facilities”) had been assumed by the LG Studios Business under an intercompany note and accordingly, the Old Lionsgate Senior Credit Facilities and related interest expense are not reflected in the Company’s financial statements.
In connection with the Separation, the Company entered into a new credit agreement (the "Starz Credit Agreement") which provides for a $300.0 million senior secured term loan credit facility and a $150.0 million senior secured revolving credit facility. See Note 4, Debt, for further details.
Additional indebtedness directly related to the Company, including programming notes, are reflected in the Company's consolidated financial statements.
Old Lionsgate’s corporate general and administrative functions and costs, which were retained within New Lionsgate, have historically been provided to both the Starz Business and the LG Studios Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations, maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax, corporate and other legal support functions, and certain information technology and human resources support functions. Accordingly, for periods prior to the Studio Separation, the accompanying financial statements of the Company include allocations of certain general and administrative expenses (inclusive of share-based compensation) from Old Lionsgate related to these corporate and shared service functions historically provided by Old Lionsgate.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to the Studio Separation, Old Lionsgate established a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement facilitates the allocation to the LG Studios Business of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million charged annually to the Starz Business. The $10.0 million charge of Old Lionsgate’s corporate general and administrative expenses to the Starz Business pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses reflective of the level of effort and costs incurred related to management oversight and services provided to the Starz Business following the Studio Separation. Prior to the Studio Separation, these expenses were allocated to the Starz Business on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.
Old Lionsgate also paid certain expenses on behalf of the Starz Business prior to the Separation such as certain rent expense, employee benefits, insurance and other administrative operating costs which are reflected in the accompanying financial statements. The Starz Business also paid certain expenses on behalf of Old Lionsgate such as legal expenses, software development costs and severance. The settlement of reimbursable expenses between the Starz Business and the LG Studios Business have been accounted for as parent net investment. See Note 15, Due To/From LG Studios Business, for further detail of parent net investment included in the accompanying financial statements.
Change in Fiscal Year End
On May 8, 2025, the Company's Board of Directors approved a change in Starz’s fiscal year end from March 31 to December 31. The date of Starz’s next fiscal year end will be December 31, 2025. As a result of the change, the Company will file a Transition Report on Form 10-K for the nine-month transition period from April 1, 2025 to December 31, 2025.
Generally Accepted Accounting Principles
These financial statements have been prepared in accordance with U.S. GAAP.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the accompanying financial statements relate to the intangible asset associated with the customer relationships with U.S. MVPDs ("Starz Traditional Affiliates"), which is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset; estimates of future viewership used for the amortization of programming content; the allocation of costs to the Starz Business for certain corporate and shared service functions prior to Studio Separation; income taxes including the assessment of valuation allowances for deferred tax assets; and impairment assessments for licensed program rights and intangible assets. Actual results could differ from such estimates.
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our consolidated operations. The continuing operations outside the U.S. and Canada, which primarily consist of our operations in India and Southeast Asia, are reported as International. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
Income Taxes: In December 2023, the FASB issued guidance which expanded income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this guidance required all public business entities to disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the calendar year ending December 31, 2025 with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
Income Statement: In November 2024, the FASB issued guidance requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending December 31, 2027 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
2. Discontinued Operations
During the fiscal years ended March 31, 2024 and March 31, 2023, the Company announced its plans to restructure its LIONSGATE+ business. As a result, the Company made the strategic decision to shut down the LIONSGATE+ service in Europe (outside the United Kingdom), Latin America and the United Kingdom (the "discontinued operations"). The Company entered into agreements to transfer subscribers of the services in these territories to a third party, and the shutdowns were completed in May 2024. Management of Canadian operations was transferred to the Starz Networks segment and the Company's continuing international operations in India and Southeast Asia were reported as International in the accompanying financial statements until the transfer of the India and Southeast Asia operations to New Lionsgate, effective April 1, 2025.
Net income from Starz's discontinued operations consists of the following:

Three Months Ended
June 30,
2024
(Amounts in millions)
Revenue	$2.5
Expenses:
Programming amortization	1.6
Other operating	0.4
Advertising and marketing	(0.1)
General and administrative	0.8
Restructuring and other	(4.5)
Total expenses	(1.8)
Operating income	4.3
Interest expense	(0.2)
Interest and other income	0.1
Income from discontinued operations before income taxes	4.2
Income tax provision	(1.1)
Net income from discontinued operations, net of income taxes	$3.1

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Programming Content
The predominant monetization strategy for the Company's programming content (which includes licensed program rights and owned and produced films and television programs) is as a group. Total programming content is as follows:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Licensed program rights, net of accumulated amortization	$1,073.2	$1,080.0

Owned and produced films and television programs:
Released, net of accumulated amortization	6.3	9.2
In progress	5.9	—
In development	7.3	7.1
	19.5	16.3
Programming content, net	$1,092.7	$1,096.3
Amortization of programming content is as follows and is included in programming amortization in the accompanying statements of operations:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Amortization expense:(1)
Licensed program rights	$161.5	$147.7
Owned and produced films and television programs	1.0	1.3
	$162.5	$149.0
_______________
(1)Amortization expense for the three months ended June 30, 2024 excludes COVID-related insurance recoveries of $(1.1) million.
4. Debt
Debt is summarized as follows:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A	300.0	$—
5.5% Senior Notes(1)	325.1	715.0
Unamortized debt issuance costs	(13.4)	(15.1)
Total debt, net (non-current)	$611.7	$699.9
_______________
(1)Amounts as of June 30, 2025 and March 31, 2025 include the $325.1 million of the 5.5% Senior Notes not exchanged as discussed below, and amounts as of March 31, 2025 include both the $325.1 million of the 5.5% Senior Notes not exchanged and $389.9 million of the Exchange Notes. In connection with the Separation, a wholly owned subsidiary of New Lionsgate assumed the Exchange Notes and the initial Starz issuer was released and discharged from all obligations thereunder. See Changes Upon Completion of the Separation below.
Starz Credit Agreement
On May 6, 2025, in connection with the consummation of the Separation, Starz entered into a new credit agreement with Starz Capital Holdings LLC, as borrower (the “Borrower”), the guarantors referred to therein, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Starz Credit Agreement provides for (i) a $300.0 million senior secured term loan credit facility ("Term Loan A" and (ii) a $150.0 million senior secured revolving credit facility. The Starz Credit Agreement and commitments thereunder will mature on the date that is the earlier of five years after the closing date of the facility and 135 days prior to the 5.5% Senior Notes maturity date. Borrowings bear interest at a rate per annum equal to, at the Borrower’s option, either Term SOFR or a base rate, in each case plus an applicable margin initially of 3% for Term SOFR loans and 2% for base rate loans. On and after the first full fiscal quarter after the closing date of the Starz Credit Agreement, the applicable margin will vary based on the Borrower’s Net Total Leverage Ratio (as defined in the Credit Agreement).
Repayments under the Term Loan A are as follows and assumes a maturity date of December 1, 2028 (135 days prior to the 5.5% Senior Notes maturity date):

	Year Ended December 31,			Total payments
	2026	2027	2028
	(Amounts in millions)
Principal payments of Term Loan A due
March 31,	$—	$3.8	$5.2
June 30,	—	3.8	5.2
September 30,	3.8	5.2	7.5
December 31,	3.8	5.2	256.5
Total principal payments due	$7.6	$18.0	$274.4	$300.0
Starz will pay a commitment fee equal to 0.375% per annum in respect of unutilized commitments thereunder.
Borrowings may be used for working capital needs and other general corporate purposes, including the financing of permitted acquisitions and investments.
Starz’s obligations under the Starz Credit Agreement are guaranteed by Starz and substantially all of its wholly owned restricted subsidiaries and secured by substantially all assets of the Borrower and the guarantors, in each case subject to certain customary exceptions.
The Starz Credit Agreement contains certain customary affirmative and negative covenants that limit the ability of the Borrower and its restricted subsidiaries, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Starz Credit Agreement also contains events of default customary for financings of this type, including relating to a change of control.
In addition, the Starz Credit Agreement contains financial covenants requiring the Borrower to maintain (A) a Net Total Leverage Ratio, as of the last day of each fiscal quarter ending on and after (i) June 30, 2025, no greater than 4.50 to 1.00; (ii) March 31, 2026, no greater than 4.25 to 1.00; (iii) March 31, 2027, no greater than 4.00 to 1.00; and (iv) March 31, 2028, no greater than 3.50 to 1.00; (B) a Net First Lien Leverage Ratio (as defined in the Starz Credit Agreement) no greater than 3.00 to 1.00; and (C) an Interest Coverage Ratio (as defined in the Starz Credit Agreement) no less than 2.50 to 1.00. As of June 30, 2025, the Company was in compliance with all applicable covenants.
5.5% Senior Notes
Interest: Bears interest at 5.5% annually (payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021).
Maturity Date: April 15, 2029.
Optional Redemption: On or after April 15, 2024, the Company may redeem the 5.5% Senior Notes in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) on or after April 15, 2024 - 102.750%; (ii) on or after April 15, 2025 - 101.375%; and (iii) on or after April 15, 2026 - 100%.
Security. The 5.5% Senior Notes are unsecured obligations of the Company.
The Company and its subsidiaries are guarantors under the 5.5% Senior Notes.
Covenants. The 5.5% Senior Notes were amended in connection with the Exchange Transaction to remove certain covenants. As of June 30, 2025, the Company was in compliance with all applicable covenants.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes Upon Completion of the Separation. On May 6, 2025, in connection with the completion of the Separation, Starz was released and discharged from all obligations in connection with the Exchange Notes by way of supplemental indenture (the "Supplemental Indenture"). Pursuant to the terms of the Supplemental Indenture, LGTV, a subsidiary of New Lionsgate, agreed to assume and perform as primary obligor all obligations of the initial issuer under the Exchange Notes.
5. Programming Related Obligations
Programming related obligations include programming notes, which represent individual unsecured loans for the licensing of film and television programs. As if June 30, 2025, outstanding programming notes had a balance of $88.2 million and had contractual repayment dates ranging from July 2025 through August 2025, and incurred SOFR-based interest at a weighted average rate of 8.82%. There were $90.7 million of programming notes outstanding as of March 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the carrying values and fair values of the Company’s outstanding debt and programming notes:

	June 30, 2025		March 31, 2025
	(Amounts in millions)		(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Assets:
Term Loan A	$292.9	$292.9	$—	$—
5.5% Senior Notes	318.8	258.2	699.9	623.7
Programming Notes	88.2	88.2	90.7	90.7
Forward exchange contracts(2)	—	0.2	—	$—
Liabilities:
Interest exchange swaps(2)	$—	$0.6	$—	$—
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Represents the fair value measurements of the Company’s derivative instruments, specifically forward exchange contracts and interest rate swaps, as of June 30, 2025. These instruments are classified within the fair value hierarchy in accordance with ASC 820. See Note 13, Derivative Instruments and Hedging Activities, for further detail.
The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, programming related payables, other accrued liabilities and other liabilities. The carrying values of these financial instruments approximated the fair values of these financial instruments as of June 30, 2025 and March 31, 2025. There were no material, non-recurring fair value adjustments in the three months ended June 30, 2025 and June 30, 2024.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Revenue
Revenue by segment is as follows:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Revenue
Starz Networks	$319.7	$345.3
International(1)	—	2.3
Total revenue	$319.7	$347.6
_____________________
(1)    Includes the operations in India and Southeast Asia for the three months ended June 30, 2024.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue included on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog), if any. Revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of June 30, 2025 are as follows:

	Rest of Year Ending December 31,	Year Ending December 31,
	2025	2026	2027	Thereafter	Total
	(Amounts in millions)
Remaining Revenue Performance Obligations	$36.4	3.4	—	—	$39.8
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property.
Accounts Receivable and Deferred Revenue
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable and deferred revenue. See the accompanying balance sheets or Note 14 for accounts receivable and deferred revenue balances at June 30, 2025 and 2024.
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
Credit Risk. Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the U.S. and Canada. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses.
Deferred Revenue. Deferred revenue relates primarily to subscribers to the Starz App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period when the Company satisfies the corresponding performance obligation. Deferred revenue consists primarily of customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenue of $26.0 million was recognized during the quarter ended June 30, 2025, related to the balance of deferred revenue at March 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Capital Stock
Common Shares
The Company has an unlimited number of authorized common shares following the closing of the Separation and at June 30, 2025.
The table below outlines common shares reserved for future issuance:

June 30, 2025
(Amounts in millions)
Stock options and share appreciation rights (SARs) outstanding	0.8
Restricted share units and other share-based compensation — unvested	2.5
Common shares available for future issuance	3.0
Shares reserved for future issuance	6.3
The Company recognized the following share-based compensation expense:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Compensation Expense:
Restricted share units and other share-based compensation	$5.2	$4.5
Corporate allocation of share-based compensation	—	0.7
	5.2	5.2

Impact of modification for change to cash payment(1)	2.2	—
Total share-based compensation expense	$7.4	$5.2
_____________________
(1)This balance reflects a one-time modification of equity awards in connection with the Separation. In June 2025, the Compensation Committee of the Company's Board of Directors approved a cash payment in lieu of share issuance for the restricted share units vesting during the quarter ending September 30, 2025. Refer to Note 17, Subsequent Events, for further detail regarding the modification.
Share-based compensation expense from continuing operations, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Share-Based Compensation Expense:
Other operating expense	$0.9	$0.8
General and administration	4.3	4.4
Restructuring and other	2.2	—
	$7.4	$5.2

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options, share appreciation rights, and restricted share units
The following tables present Starz’s capital stock (including stock option and share appreciation rights, "SARs", and restricted share units, "RSUs") before and after the Separation and related conversion during the quarter ended June 30, 2025. Each outstanding stock award and strike price was exchanged at Separation date using a ratio as determined under the employee matters agreement.
Stock awards prior to Separation date of May 6, 2025:

	Stock Options and SARs				Restricted Share Units
	Class A Common Shares	Weighted-Average Exercise Price	Class B Common Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant Date Fair Value
	(Amounts in millions, except for shares and weighted-average exercise price)
Outstanding at March 31, 2025	593	$7.70	1,151,938	$13.66	3,125,047	$8.15
Granted					7,813	8.01
Exercised
Forfeited or expired					(27,970)	8.07
Outstanding at May 6, 2025	593	$7.70	1,151,938	$13.66	3,104,890	$8.15

Stock awards after exchange post-Separation:

	Starz Stock Options and SARs				Restricted Share Units
	Number of Shares	Weighted-Average Exercise Price	Intrinsic Value	Remaining Term	Number of Shares	Weighted-Average Grant Date Fair Value	Remaining Term
	(Amounts in millions, except for shares and weighted-average exercise price and years)
Shares issued on May 6, 2025	696,187	$17.73			1,939,316	$8.15
Shares issued to Dual Director Grants on May 6, 2025					32,081	7.98
Granted	143,265	11.20			—
Forfeited - Time RSUs					(42,494)	8.03
Cancelled - Performance RSUs					(18,887)	8.00
Forfeited - Performance RSUs					(72,623)	8.10
Outstanding at June 30, 2025	839,452	$16.62	$1.6	4.8	1,837,393	$8.15	1.0
Exercisable at June 30, 2025	696,187	$17.73	$0.9	3.8
_____________________
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model (Black-Scholes).

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Income Taxes
The income tax provision for the three months ended June 30, 2025 is calculated by estimating the Company’s annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. For the three months ended June 30, 2024, income taxes have been calculated as if the Starz Business files income tax returns on a standalone basis. The Starz Business’s U.S. operations and certain of its non-U.S. operations historically have been included in the income tax returns of Lionsgate or its subsidiaries that may not be part of the Starz Business.
The Company’s income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the mix of earnings generated across the various jurisdictions in which operations are conducted. The Company’s income tax provision for the three months ended June 30, 2025 and 2024 were impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, certain minimum taxes and foreign withholding taxes. The Company’s income tax provision for the three months ended June 30, 2024 benefited from the release of uncertain tax benefits due to the close of audits or expiration of statutory limitations. The Company’s income tax provision for the three months ended June 30, 2024 was also impacted by additional deferred tax expense as a result of the Studio Separation that occurred during the quarter ended June 30, 2024.
The Company’s income tax provision can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in uncertain tax positions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key element of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, current expensing of domestic research and development costs, and the use of EBITDA as a measure of computing the business interest expense deduction limitation. Accounting Standards Codification 740 requires the effects of changes in tax rates and deferred tax balances due to tax legislation to be reflected in the period in which the legislation is enacted. Consequently, during the three months ended September 30, 2025, the Company will evaluate the impact of the OBBBA on deferred tax balances, and the results of such evaluation will be reflected in the Company’s Form 10-Q for the quarter ended September 30, 2025.
10. Restructuring and Other
Restructuring and other includes restructuring and severance costs, costs related to the Separation, and certain transaction and other costs, as applicable. During the quarters ended June 30, 2025 and 2024, the Company also incurred certain other unusual charges, which are included in other operating expenses and advertising and marketing expenses in the accompanying unaudited condensed statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Restructuring and other:
Transaction and other costs	$4.5	$—
Share-based compensation	2.2	—
Content impairment recoveries	(0.3)	(0.6)
Total Restructuring and Other	$6.4	$(0.6)

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Net (Loss) Earnings Per Share
Basic and diluted net (loss) income per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net (loss) income per share for the three months ended June 30, 2025 and 2024 is presented below:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions, except per share amounts)
Basic and Diluted (Loss) Earnings Per Common Share:
Numerator:
Net income (loss) from continuing operations	$(42.5)	$1.1
Net income from discontinued operations	—	3.1
Net income (loss) attributable to common stockholders	$(42.5)	$4.2
Denominator:
Weighted average common shares outstanding	16.7	16.7

Basic and diluted net (loss) income per common share - continuing operations	$(2.54)	$0.07
Basic and diluted net income per common share - discontinued operations	—	0.19
Basic and diluted net (loss) income per common share	$(2.54)	$0.26
As a result of the net loss for the three months ended June 30, 2025, the dilutive effect of the stock options and RSUs, presented below were considered anti-dilutive and, therefore, excluded from diluted net loss per common share.
For the three months ended June 30, 2025, the outstanding common shares issuable presented below were excluded from net loss per common share because their inclusion would have had an anti-dilutive effect:

Three Months Ended
June 30,
2025
(Amounts in millions)
Anti-dilutive shares issuable
Stock options and share appreciation rights	0.8
Restricted share units	2.5
Total weighted average anti-dilutive shares issuable excluded from diluted net income (loss) per common share	3.3

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Segment Information
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
As described in Note 1, as of June 30, 2025, the Company has one reportable segment: Starz Networks, which includes our operations in the U.S. and Canada. The continuing operations outside the U.S. and Canada, which through March 31, 2025 included operations in India and Southeast Asia, is reported as International and is disclosed to provide a reconciliation of segment amounts to amounts appearing in the accompanying financial statements. As described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, and effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate.
Segment information is presented in the table below:

	Three Months Ended
	June 30,
	2025	2024
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue
OTT revenue	$221.1	$232.1	$2.3	$234.4
Linear and other revenue	98.6	113.2	—	113.2
Total revenue	319.7	345.3	2.3	347.6
Operating expenses:
Programming amortization	162.5	146.1	1.8	147.9
Payroll expense(1)	29.7	28.2	0.5	28.7
Advertising and marketing	63.4	82.4	0.3	82.7
Other(2)	35.9	36.6	0.6	37.2
Depreciation and amortization	48.7	41.6	—	41.6
Restructuring and other	6.4	(0.6)	—	(0.6)
Total expenses	346.6	334.3	3.2	337.5
Operating (loss) income	(26.9)	11.0	(0.9)	10.1
Interest expense	(13.2)	(10.8)	—	(10.8)
Interest and other income	—	0.8	—	0.8
Other expense	(2.5)	(1.7)	—	(1.7)
Loss on extinguishment of debt	—	(4.9)	—	(4.9)
Loss from continuing operations before income taxes	(42.6)	(5.6)	(0.9)	(6.5)
Income tax benefit	0.1	7.7	(0.1)	7.6
Net (loss) income from continuing operations	$(42.5)	$2.1	$(1.0)	$1.1
______________________________________
(1)    Payroll expense by segment, which includes salaries and employee benefits, is reviewed by the CODM on a quarterly basis.
(2)     Includes total other operating and general and administrative expenses per the accompanying statements of operations, less payroll expense per note (1).

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Assets
Starz Networks	$1,971.1	$2,017.8
International	—	6.5
Other unallocated assets(1)	120.5	148.9
	$2,091.6	$2,173.2
_____________________
(1)Other unallocated assets primarily consist of cash and other assets.
Long-lived assets by geographic location are as follows:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Long-lived assets(1)
United States	$1,189.5	$1,180.5
_____________
(1)Long-lived assets represents programming content, net, property and equipment, net, and right-of-use assets.
13. Derivative Instruments and Hedging Activities
Forward Foreign Exchange Contracts
The Company may enter forward foreign exchange contracts to hedge its foreign currency exposures on future production costs and tax credit receivables denominated in various foreign currencies (i.e., cash flow hedges). The Company may also enter forward foreign exchange contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Changes in the fair value of the foreign exchange contracts that are designated as hedges are reflected in accumulated other comprehensive income (loss), and changes in the fair value of foreign exchange contracts that are not designated as hedges and do not qualify for hedge accounting are recorded in other operating expense. Gains and losses realized upon settlement of the foreign exchange contracts that are designated as hedges are amortized to other programming expense included in other operating expense.
As of June 30, 2025, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 24 months from June 30, 2025):

June 30, 2025
Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)
British Pound	£30.20	in exchange for	US$41.00	US$0.73
British Pound	£6.60	in exchange for	US$8.90	US$0.74
Interest Rate Swaps
The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows. The Company primarily uses pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from designated cash flow hedges are deferred in accumulated other comprehensive income (loss) and recognized in interest expense as the interest payments occur. Changes in the fair value of interest rate swaps that are not designated as hedges are recorded in interest expense (see further explanation below).

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30, 2025, the Company had the following pay-fixed interest rate swaps, which the Company has elected not to apply hedge accounting (all related to the Company’s SOFR-based debt, see Note 4, Debt):

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
June 6, 2025	$35.0	3.59%	June 6, 2028
June 6, 2025	15.0	3.58%	June 6, 2028
June 6, 2025	35.0	3.62%	June 6, 2028
June 6, 2025	65.0	3.59%	June 6, 2028
Total	$150.0
Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive loss: The following table presents the pre-tax effect of the Company’s derivatives on the accompanying statements of operations and comprehensive income (loss) for the three months ended June 30, 2025:

Three Months Ended
June 30,
2025
(Amounts in millions)
Forward exchange contracts
Gain (loss) recognized in other operating expense	$0.2

Interest rate swaps
Gain (loss) recognized in interest expense	(0.6)
Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 6, Fair Value Measurements, for further details). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in the accompanying balance sheets. As of June 30, 2025, there were no swaps outstanding that were subject to a master netting arrangement.
As of June 30, 2025, the Company had the following amounts recorded in the accompanying balance sheets related to the Company’s use of derivatives:

	June 30, 2025
	Other Current Assets	Other Accrued Liabilities (current)
	(Amounts in millions)
Forward exchange contracts	$0.2	$—
Interest rate swaps	—	0.6
Fair value of derivatives	$0.2	$0.6
14. Additional Financial Information
The following tables present supplemental information related to the accompanying financial statements.
Accounts Receivable Monetization
Under the Company's accounts receivable monetization programs, the Company has entered into an agreement to monetize certain of its trade accounts receivable directly with a third-party purchaser (historically, the Company entered into individual agreements), as further described below.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the accounts receivable monetization programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows provided by operating activities in the statements its cash flows.
The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any costs incurred), less the carrying amount of the receivables transferred. The loss is reflected in other expense on the accompanying statements of operations.
The following table sets forth a summary of the receivables transferred:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$211.4	$206.3
Net cash proceeds received from third party purchasers	209.4	204.6
Loss recorded related to transfers of receivables	1.8	1.7
At June 30, 2025, the outstanding amount of receivables derecognized from the Company's accompanying balance sheets, but which the Company continues to service, related to the Company's agreement to monetize trade accounts receivable was $134.9 million and was $144.2 million at March 31, 2025.
Other Accrued Liabilities and Other Liabilities
The composition of the Company’s other accrued liabilities (current) and other liabilities (non-current) is as follows:

	June 30, 2025	March 31, 2025
	(Amounts in millions)
Other accrued liabilities (current)
Employee related liabilities	$46.7	$27.9
Operating lease liabilities	10.1	9.9
Interest payable	5.8	18.0
Other accrued expenses and short-term liabilities	1.0	8.7
	$63.6	$64.5
Other liabilities (non-current)
Operating lease liabilities	$53.8	$45.6
Programming related payables	24.7	26.5
Other long-term liabilities	3.7	3.8
	$82.2	$75.9
Supplemental Cash Flow Information
Refer to Note 15, Due To/From LG Studios Business, for further detail regarding non-cash activity with Parent.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Due To/From LG Studios Business
Certain Transactions with Old Lionsgate
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
Because of this centralized approach to cash management, financial transactions for cash movement, except for cash settlement of specific payables with Old Lionsgate, were accounted for through the net parent investment account. Settlement of payables and receivables with Old Lionsgate when due were also accounted for through the net parent investment account. Net parent investment is presented in the accompanying statements of equity. Settlements of amounts receivable and accounts payable when due through the net parent investment account are reflected as cash payments or receipts for the applicable operating transaction within operating activities in the accompanying statements of cash flows, with the net change in parent net investment included within financing activities in the accompanying statements of cash flows.
Intercompany Revolver: On May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned subsidiary of Lionsgate Studios (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“LGCH1”) (which was renamed Starz Capital Holdings 1, Inc. at Separation), entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time, provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. Amounts advanced by one party will be used to repay existing indebtedness owing to the other party thereunder, if any, such that at no time will amounts be owing in both directions. The net amount owing under the Intercompany Revolver, at any time, shall bear interest on the outstanding principal amount at a rate equal to adjusted term SOFR plus 1.75%. There was $81.6 million outstanding and due to LGCH1 at March 31, 2025. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Revolver were repaid in full and all commitments thereunder were terminated. The cash flows related to the intercompany revolver are presented as increases and decreases in the New Lionsgate revolving credit facility on the accompanying statements of cash flows.
Prior to the Separation, in the normal course of business, the Starz Business entered into transactions with Old Lionsgate and the LG Studios Business which included the following:
Licensing of content from Lionsgate: The Starz Business licensed motion pictures and television programming (including Starz original productions) from the LG Studios Business. The license fees incurred generally were due upon delivery or due at a point in time following the first showing. Prior to the Studio Separation, license fees related to Starz original programs were settled with the LG Studios Business through parent net investment. License fees related to library and output content were generally settled in cash. License fees payable, prior to the Separation, not yet due and not yet paid to the LG Studios Business, are reflected in Due to LG Studios Business on the accompanying balance sheets.
Corporate expense allocations: As previously described in Note 1, for the periods prior to the Studio Separation the accompanying financial statements include allocations of general and administrative expenses from Old Lionsgate related to certain corporate and shared service functions historically provided by Old Lionsgate, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. For the three months ended June 30, 2024, corporate expense allocations amounted to $3.6 million. At Studio Separation, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement resulting in $10.0 million annually charged to the Company up to Separation of which approximately $1.0 million was recorded during the three months ended June 30, 2025.
Operating expense reimbursement: As previously described in Note 1, for the periods prior to the Separation, the LG Studios Business paid certain expenses on behalf of the Company such as certain rent expense, employee benefits, insurance and other administrative operating costs. The Company also paid certain expenses on behalf of the LG Studios Business such as legal expenses, software development costs and severance. Those expenditures were reflected in the financial statements of the Company and the LG Studios Business as applicable.
Share-based compensation: For the periods prior to the Separation, Old Lionsgate allocated to the Company share-based compensation related to the Company's employees. In addition, prior to Separation, Old Lionsgate allocated a proportionate amount of its share-based compensation related to the corporate functions provided by Old Lionsgate to the Company.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Net Investment
The net transfers to and from Old Lionsgate prior to the Separation were as follows:

Three Months Ended
June 30,
2025
(Amounts in millions)
Net transfers to Parent per consolidated statements of cash flows(1)	$(5.6)
Net non-cash transfers with Parent(2)	6.9
Stock-based compensation expense prior to Separation	(1.4)
Net transfers from Parent per consolidated statements of equity (deficit)	$(0.1)
_____________________
(1)    Amount represents cash distributions to New Lionsgate in connection with the transfer of the LGPlay and ECI businesses, during the quarter ended June 30, 2025.
(2)    This amount represents the settlement of deferred financing costs in relation to the release of the Exchange Notes liability with New Lionsgate, in connection with the Separation, in addition to a one-time equity-based severance payment to an Old Lionsgate employee, adjusted for carve-out basis presentation at date of Separation.

Three Months Ended
June 30,
2024
(Amounts in millions)
Cash pooling and general financing activities	$(83.0)
Licensing of content(1)	0.8
Operating expense reimbursement	5.3
Corporate expense allocations (excluding allocation of share-based compensation)	(2.3)
Net transfers from Parent per consolidated statements of cash flows(2)	(79.2)
Share-based compensation (including allocation of share-based compensation)(3)	(5.5)
Other non-cash transfer(4)	35.0
Net transfers from Parent per condensed consolidated statements of equity	$(49.7)
_____________________
(1)Reflects the settlement of amounts due to the LG Studios Business related to the LG Studios Business' licensing arrangements with the Company.
(2)Amounts include net transfers from Parent included in net cash provided by financing activities from discontinued operations of $2.7 million for the quarter ended June 30, 2024.
(3)Amounts include share-based compensation from discontinued operations of $0.3 million for the quarter ended June 30, 2024.
(4)Includes a non-cash transfer of debt through Parent net investment of $35.0 million in connection with the Studio Separation during the quarter ended June 30, 2024 that was accounted for through the Due to LG Studios Business as it was made under the Old Lionsgate's revolving credit facility available to the Company.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Contingencies
From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business.
The Company establishes an accrued liability for claims and legal proceedings when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. The Company expenses legal fees as incurred.
Claims and legal proceedings may be brought against the Company without merit, are inherently uncertain, are difficult to predict, and the Company’s view on these matters may change as events unfold. Reasonably possible losses, if any, are not estimable, however, based on our current understanding and evaluation of the relevant facts and circumstances, as of June 30, 2025, the Company is not a party to any pending claims or legal proceedings for which management believes the resolution would have a material adverse effect on the Company’s financial position, results of operations or cash flows, and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.
For additional detail regarding certain legal proceedings in which Starz is involved, Starz provides the following information:
On August 27, 2024, purported holders of former 5.5% Notes of ours (prior to the Separation) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing based on a May 2024 transaction in which the Company exchanged approximately $390 million in aggregate principal amount of 5.5% Notes for new 5.5% exchange notes due 2029 (now, the 6% Notes) and entered into Supplemental Indenture No. 10 to the indenture governing the 5.5% Notes (the “Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories and brought claims against other parties. Starz filed a motion to dismiss the claims. On May 23, 2025, both plaintiffs amended their complaints in view of the completion of the Separation, and on June 10, 2025, Starz moved to dismiss the amended complaints. Oral argument on this motion is set for September 22, 2025.
Although Starz believes that the existing allegations are without merit, there can be no assurance that the plaintiffs will not be successful in obtaining relief sought in their amended complaints. If the plaintiffs are successful, they may issue a notice of default to the trustee of the 5.5% Notes and seek accelerated payments for amounts due under the 5.5% Notes. These actions may result in an outcome that could have a material adverse impact on Starz’s business, operations and financial conditions as well as our stakeholders, as any such action could require payments on the 5.5% Notes earlier than expected.
The Company is party to certain arbitration claims arising from alleged violation of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws relating to the Company’s alleged use of a third-party pixel on the website for its subscription video service. Although the outcome of these matters cannot be predicted with certainty, management does not presently believe that the resolution of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Legal proceedings can be expensive and disruptive to normal business operations. Even if Starz is successful in defending against such claims, it may expend significant management time and attention and funds to defend against such claims.
The Company is involved in legal proceedings not listed herein, but as previously stated, it does not presently consider the matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the proceedings unfold.
17. Subsequent Events
In June 2025, as a result of the Separation, the Compensation Committee of the Company's Board of Directors approved a one-time modification for restricted share units vesting during the quarter ending September 30, 2025 to allow for a cash payment in lieu of share issuance. The Company paid $18.0 million in July 2025 related to such modification.

STARZ ENTERTAINMENT CORP.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Prior to the Separation, as further discussed below, the business of Starz Entertainment Corp. (the "Company", "we", "us" or "our"), substantially consisted of the Starz Business of Old Lionsgate’s, Media Networks segment, consisting of (i) Starz Networks, which includes the domestic distribution of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct to- consumer basis through the Starz App and through wholesale U.S. and Canada OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”), and (ii) International, which consists of the OTT distribution of subscription video services outside the U.S. and Canada.
See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for further details regarding the Separation, International Restructuring, and Basis of Presentation of the Company and the accompanying financial statements.
Separation
Prior to the Separation, as defined and further discussed below, the business of Starz Entertainment Corp. (the “Starz Business”) substantially consisted of Lions Gate Entertainment Corp’s (“Old Lionsgate” or “Parent”) Media Networks segment consisting of (i) Starz Networks, which includes the distribution of the Starz Platform, and (ii) International, which at that time primarily consisted of the OTT distribution of subscription video services outside the U.S. and Canada ("Lionsgate+"). Old Lionsgate also had a subsidiary Lionsgate Studios Corp. (formerly trading on the Nasdaq Stock Market under the ticker symbol LION) (“Legacy Lionsgate Studios”) that included the company’s motion picture and television studio operations (collectively referred to as the “LG Studios Business”).
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by an arrangement agreement dated as of January 29, 2025, as amended by an agreement, dated as of March 12, 2025 (as amended, the “Arrangement Agreement”), completed the separation of the LG Studios Business of Old Lionsgate from the Starz Business. As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders.
To complete the Separation, pre-transaction shareholders of Old Lionsgate’s Class A common shares received one and twelve one-hundredths (1.12) New Lionsgate common shares and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares while Old Lionsgate’s Class B common shares received one share of New Lionsgate common shares and one share of Starz Entertainment Corp.’s common shares. As a result of the steps described above, each of New Lionsgate and Starz have a single class of “one share, one vote” common shares. Starz Entertainment Corp.’s common shares were then consolidated on a 15-to-1 basis, such that every fifteen (15) Starz common shares were consolidated into one (1) Starz common share (the “Reverse Stock Split”). See Note 8 Capital Stock, for further details.
Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the LG Studios Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with New Lionsgate following the completion of the Separation, New Lionsgate (which holds the LG Studios Business) is considered the accounting spinnor or divesting entity and Starz Entertainment Corp. (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate was determined to be the accounting predecessor to New Lionsgate and the Starz Business's pre-Separation financial information has been prepared on a carve-out basis and are derived from Old Lionsgate’s consolidated financial statements and accounting records. See Basis of Presentation below.
Starz Networks Restructuring
In 2022 and 2023, in connection with its ongoing restructuring activities, Starz performed a strategic review of content performance across the Starz Platform, resulting in certain programming being removed from those platforms and written down to fair value. During 2024 and 2025, Starz continued its evaluation of the programming on the Starz Platform and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company.

STARZ ENTERTAINMENT CORP.
As a result of these restructuring initiatives, we have incurred impairment charges from the inception of the plan through June 30, 2025 of $456.7 million. Recovery of certain content costs previously impaired were recorded during the quarters ended June 30, 2025 and June 30, 2024. As the Company continues to evaluate its current restructuring plan in relation to the current micro and macroeconomic environment, including further review of content and performance and its strategy, we may decide to expand the restructuring plan and remove certain content off the Starz Platform in the future. Accordingly, the Company may incur additional content impairment charges in the future.
International Restructuring
In 2023 and 2024, Old Lionsgate began a plan to restructure and shut down its international LIONSGATE+ business. During the quarters ended June 30, 2025 and June 30, 2024, Old Lionsgate continued executing the restructuring plan, which included exiting all international territories except Canada (included in the Starz Networks segment) and India and Southeast Asia (included in the International segment), which was completed in May 2024. The historical results of operations of international territories that were shut down are presented as discontinued operations in these financial statements for all periods presented.
Basis of Presentation
From and after the effective date of the Separation, the Company’s financial statements are presented on a consolidated basis. The unaudited financial statements for all periods presented, including the historical results of the Company prior to the Separation, are now referred to as the “condensed consolidated financial statements”.
For periods prior to the Separation, the Starz Business operated as a segment of Old Lionsgate and not as a separate entity. The Company’s financial statements prior to the Separation were prepared on a carve-out basis and were derived from Old Lionsgate’s consolidated financial statements and accounting records and reflect Starz Business’s combined historical financial position, results of operations and cash flows in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Prior to the Separation, a management approach was applied to determine the carve-out basis of presentation. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.
For periods subsequent to the Separation, the accompanying unaudited condensed consolidated financial statements include the accounts of Starz Entertainment Corp. and all of its majority-owned and controlled subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S.GAAP for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed unaudited consolidated financial statements. The balance sheet as of March 31, 2025 has been derived from the audited combined financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the Company’s audited combined financial statements and related notes for the fiscal year ended March 31, 2025 as filed on June 26, 2025 with the U.S. Securities and Exchange Commission (“SEC”).
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
All revenue and costs, as well as assets and liabilities directly associated with the business activity of the Starz Business are included in the accompanying financial statements. Revenue and costs associated with the Starz Business are specifically identifiable in the accounting records maintained by Old Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Media Networks segment of Old Lionsgate. In addition, these costs include an allocation of corporate general and administrative expense (inclusive of share-based compensation) which has been allocated to the Company as further discussed below.
In May 2024, Old Lionsgate consummated a series of transactions, by which the LG Studios Business became a separate publicly traded company (the “Studio Separation”). The LG Studios Business is substantially reflective of Old Lionsgate's Motion Pictures and Television Production segments together with a substantial portion of Old Lionsgate’s corporate general and administrative expenses.
In May 2024, Starz entered into an intercompany revolving credit facility with Lionsgate Studios Corp. which was used to settle intercompany transactions prior to Separation.

STARZ ENTERTAINMENT CORP.
Prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Starz Business was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Starz Business or to the LG Studios Business to fund operating activities when needed. Cash and cash equivalents of the Company are reflected in the accompanying balance sheets. Payables to and receivables from Old Lionsgate related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the LG Studios Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Starz Business and LG Studios Business were accounted for as parent net investment. See Note 15, Due To/From LG Studios Business, for further details.
Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate are reasonable. However, the allocations may not include all the actual expenses that would have been incurred by Starz had we been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had we been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had we been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions we might have performed directly or outsourced and strategic decisions we might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. See Note 15, Due To/From LG Studios Business, for further details of the allocations included in the accompanying financial statements.
The issuer of the Old Lionsgate's 5.5% senior notes due April 15, 2029 (the “5.5% Senior Notes”) was Starz Capital Holdings, LLC (previously known as Lions Gate Capital Holdings LLC), a Starz entity. The 5.5% Senior Notes were generally used as a method of financing Old Lionsgate's operations in totality and were not specifically identifiable to the LG Studios Business or the Starz Business. It is not practical to determine what the capital structure would have been historically for the Starz Business or the LG Studios Business prior to the Studio Separation as standalone companies; however, the 5.5% Senior Notes were issued by a subsidiary of Starz and are representative of the overall debt levels, that were expected for the Company following the completion of the Separation. In May 2024, the Starz Business issued $389.9 million aggregate principal amount of new 5.5% exchange notes due 2029 (the “Exchange Notes”) in exchange for $389.9 million of the existing 5.5% Senior Notes (the "Exchange Transaction"). As a result of the Exchange Transaction, the principal amount of the 5.5% Senior Notes outstanding was reduced to $325.1 million and total aggregate debt outstanding, including $300.0 million outstanding per Term Loan A, was $625.1 million. See Note 4, Debt, for further details. Upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate. The remaining 5.5% Senior Notes remained with the Company upon completion of the Separation. A portion of Old Lionsgate's corporate debt, (the revolving credit facility, term loan A and term loan B, together referred to as the “Old Lionsgate Senior Credit Facilities”) had been assumed by the LG Studios Business under an intercompany note and accordingly, the Old Lionsgate Senior Credit Facilities and related interest expense are not reflected in the Company’s financial statements.
In connection with the Separation, the Company entered into a new credit agreement (the "Starz Credit Agreement") which provides for a $300.0 million senior secured term loan credit facility and a $150.0 million senior secured revolving credit facility. See Note 4, Debt, for further details.
Additional indebtedness directly related to the Company, including programming notes, are reflected in the Company's consolidated financial statements. See Note 5, Programming Related Obligations, for further details.
Old Lionsgate’s corporate general and administrative functions and costs, which were retained within New Lionsgate, have historically been provided to both the Starz Business and the LG Studios Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations, maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax, corporate and other legal support functions, and certain information technology and human resources support functions. Accordingly, for periods prior to the Separation, the accompanying financial statements of the Company include allocations of certain general and administrative expenses (inclusive of share-based compensation) from Old Lionsgate related to these corporate and shared service functions historically provided by Old Lionsgate.

STARZ ENTERTAINMENT CORP.
Prior to the Studio Separation, Old Lionsgate established a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement facilitates the allocation to the LG Studios Business of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million charged annually to the Starz Business. The $10.0 million charge of Old Lionsgate’s corporate general and administrative expenses to the Starz Business pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses reflective of the level of effort and costs incurred related to management oversight and services provided to the Starz Business following the Studio Separation. Prior to the Studio Separation, these expenses were allocated to the Starz Business on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.
Old Lionsgate also paid certain expenses on behalf of the Starz Business prior to the Separation such as certain rent expense, employee benefits, insurance and other administrative operating costs which are reflected in the accompanying financial statements. The Starz Business also paid certain expenses on behalf of Old Lionsgate such as legal expenses, software development costs and severance. The settlement of reimbursable expenses between the Starz Business and the LG Studios Business have been accounted for as parent net investment. See Note 15, Due To/From LG Studios Business, for further detail of parent net investment included in the accompanying financial statements.
Change in Fiscal Year End
On May 8, 2025, the Company's Board of Directors approved a change in Starz’s fiscal year end from March 31 to December 31. The date of Starz’s next fiscal year end will be December 31, 2025. As a result of the change, the Company will file a Transition Report on Form 10-K for the nine-month transition period from April 1, 2025 to December 31, 2025
Generally Accepted Accounting Principles
These financial statements have been prepared in accordance with U.S. GAAP.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the accompanying financial statements relate to the intangible asset associated with the customer relationships with U.S. MVPDs ("Starz Traditional Affiliates"), which is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset; estimates of future viewership used for the amortization of programming content; the allocation of costs to the Starz Business for certain corporate and shared service functions prior to Separation; income taxes including the assessment of valuation allowances for deferred tax assets; and impairment assessments for licensed program rights and intangible assets. Actual results could differ from such estimates.
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our Domestic and Canadian operations. The continuing operations outside the U.S. and Canada, which primarily consists of our operations in India and Southeast Asia, is reported as International. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
Relationship with New Lionsgate
Certain functions that Old Lionsgate provided to Starz prior to the completion of the Separation continue to be provided to us by New Lionsgate under a Transition Services Agreement, while other functions previously provided by Old Lionsgate are now performed using our own resources or third-party service providers. Additionally, under our original series programming license agreements, multiyear theatrical film output licensing agreements and library programming agreements with Old Lionsgate, we continue to distribute New Lionsgate programming. We have incurred certain costs in establishing ourselves as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company. See “Components of Results of Operations” below for more information.
Components of Results of Operations
Revenue

STARZ ENTERTAINMENT CORP.
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
Expenses
Our primary operating expenses include programming amortization, other operating expenses, advertising and marketing expenses, and general and administrative expenses.
Other operating expenses include programming related salaries, residual expenses, development costs, provision for doubtful accounts, and foreign exchange gains and losses.
Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
Advertising and marketing expenses primarily include the costs of advertising, consumer marketing, distributor marketing support and other marketing costs, and operating costs for the direct-to-consumer service, transponder expenses and maintenance and repairs.
The level of programming amortization and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere.
General and administrative expenses include salaries and other overhead and include allocations for certain general and administrative expenses from Old Lionsgate to the Starz Business related to certain corporate and shared service functions historically provided by Old Lionsgate to the Starz Business, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. See “Basis of Presentation” above and Note 1 and Note 15 for further details on our methodology for allocating these costs. As described in “Basis of Presentation” above, in connection with the Studio Separation, during the quarter ended June 30, 2025, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement allocates to the LG Studios Business all of corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million to be charged annually to the Company. The $10.0 million charge of Old Lionsgate’s corporate general and administrative expenses to the Company pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses expended and reflective of the level of effort and costs incurred related to management oversight and services provided for the Company post Studio Separation with consideration of the then-anticipated completion of the Separation.
Allocations of expenses from Old Lionsgate are not necessarily indicative of future expenses and do not necessarily reflect results that would have been achieved as an independent, publicly traded company for the periods presented. Recurring standalone costs may be higher than historical allocations, which may have an impact on profitability and operating cash flows. Now that the Separation is complete, we are incurring additional expenses for, among other things, directors’ and officers’ and other insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

STARZ ENTERTAINMENT CORP.
We describe our significant accounting policies in Note 1 to the Company's Financial Statements included in our March 31, 2025 Form 10-K. There have been no significant changes in our significant accounting policies since March 31, 2025.
We describe our significant accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" in our March 31, 2025 Form 10-K. There have been no significant changes in our significant accounting estimates since March 31, 2025.
Recent Accounting Pronouncements
See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for a discussion of recent accounting guidance.

STARZ ENTERTAINMENT CORP.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the quarters ended June 30, 2025 and June 30, 2024.

	Three Months Ended
	June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	221.1	234.4	$(13.3)	(5.7)%
Linear and other revenue	98.6	113.2	(14.6)	(12.9)%
Total revenue	319.7	347.6	(27.9)	(8.0)%
Expenses:
Programming amortization	162.5	147.9	14.6	9.9%
Other operating	36.5	39.3	(2.8)	(7.1)%
Advertising and marketing	63.4	82.7	(19.3)	(23.3)%
General and administrative	29.1	26.6	2.5	9.4%
Depreciation and amortization	48.7	41.6	7.1	17.1%
Restructuring and other	6.4	(0.6)	7.0	(1,166.7)%
Total expenses	346.6	337.5	9.1	2.7%
Operating (loss) income	(26.9)	10.1	(37.0)	(366.3)%
Interest expense	(13.2)	(10.8)	(2.4)	22.2%
Interest and other income	—	0.8	(0.8)	(100.0)%
Other expense	(2.5)	(1.7)	(0.8)	47.1%
Loss on extinguishment of debt	—	(4.9)	4.9	(100.0)%
Loss from continuing operations before income taxes	(42.6)	(6.5)	(36.1)	555.4%
Income tax benefit	0.1	7.6	(7.5)	(98.7)%
Net (loss) income from continuing operations	$(42.5)	$1.1	$(43.6)	(3,963.6)%
Net income from discontinued operations, net of income taxes	—	3.1	(3.1)	(100.0)%
Net (loss) income	$(42.5)	$4.2	$(46.7)	(1,111.9)%
_______________________

STARZ ENTERTAINMENT CORP.

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

	June 30, 2025	June 30, 2024
	(Amounts in millions)
Domestic
OTT Subscribers	12.18	12.44
Linear Subscribers	5.41	6.49
Total Domestic Subscribers	17.59	18.93
Canada
OTT Subscribers	0.68	0.76
Linear Subscribers	0.81	1.61
Total Canada Subscribers	1.49	2.37
Starz Networks
OTT Subscribers	12.86	13.20
Linear Subscribers	6.22	8.10
Total Starz Networks Subscribers	19.08	21.30
International
OTT Subscribers	—	2.60
Total Starz
OTT Subscribers	12.86	15.80
Linear Subscribers	6.22	8.10
Total Starz Subscribers	19.08	23.90
Revenue. Consolidated revenue decreased $27.9 million. The decrease in Starz Networks revenue reflects declines in revenue of $14.6 million from traditional linear services and OTT revenue of $13.3 million. These decreases resulted from lower subscribers. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
During the quarter ended June 30, 2025 and the quarter ended June 30, 2024, the following original series premiered on STARZ:

Quarter Ended June 30, 2025		Quarter Ended June 30, 2024
Title	Premiere Date	Title	Premiere Date
First Quarter:		First Quarter:
Black Mafia Family Season 4	June 6, 2025	Mary & George Season 1	April 5, 2024
		Power Book II: Ghost Season 4 Part 1	June 7, 2024
Programming Amortization. The level of programming amortization for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period, therefore programming amortization generally increases in periods where new original series premiere.

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$162.5	$146.1	$16.4	11.2%
International	—	1.8	(1.8)	n/a
	$162.5	$147.9	$14.6	9.9%

STARZ ENTERTAINMENT CORP.
During the quarter ended June 30, 2025, Black Mafia Family Season 4 premiered on the Starz Platform on June 6, 2025, however, Power Book III: Raising Kanan Season 4 premiered shortly before the quarter on March 7, 2025. These premieres contributed to an increase in programming amortization for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Other Operating Expenses and Advertising and Marketing Expenses. Other operating expenses include programming related salaries, residual expenses, development costs, provision for doubtful accounts, and foreign exchange gains and losses. The level of other operating expenses and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Advertising and Marketing costs generally increase in periods where new original series premiere.
Other Operating Expenses. Other operating expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the quarters ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$35.6	11.0%	$38.0	11.0%	$(2.4)	(6.3)%
International	—	n/a	0.5	22.0%	(0.5)	n/a
Share-based compensation expense	0.9	n/a	0.8	n/a	0.1	n/a
	$36.5	11.0%	$39.3	11.0%	$(2.8)	(7.1)%
_______________________
Other operating expenses decreased in the quarter ended June 30, 2025 due to decreases at Starz Networks of $2.4 million, resulting from a decrease in app store revenue share costs due to lower OTT revenue. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
Advertising and Marketing Expenses. Advertising and marketing expenses by segment were as follows for the quarters ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$63.4	$82.4	$(19.0)	(23.1)%
International	—	0.3	(0.3)	n/a
	$63.4	$82.7	$(19.3)	(23.3)%
Advertising and marketing expenses decreased in the quarter ended June 30, 2025 primarily due to a decrease in direct response and originals advertising and marketing costs as compared to the quarter ended June 30, 2024 due to lower overall spend resulting from increased efficiency in our marketing operations in the quarter ended June 30, 2025.
General and Administrative Expenses. General and administrative expenses by segment and share-based compensation which is not allocated to our segments were as follows for the quarters ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,				Increase (Decrease)
	2025	% of Revenue	2024	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$24.8		$21.5		$3.3	15.3%
International	—		0.7		(0.7)	n/a
Share-based compensation expense	4.3		4.4		(0.1)	(2.3)%
Total general and administrative expenses	$29.1	9.1%	$26.6	7.7%	$2.5	9.4%

STARZ ENTERTAINMENT CORP.

During the quarter ended June 30, 2025, Starz Networks' general and administrative expenses increased $2.5 million in the quarter ended June 30, 2025, as compared to the quarter ended June 30, 2024, Such increase resulted from additional expenses for, among other things, directors’ and officers’ and other insurance, director fees, and additional internal and external accounting, legal and administrative resources and fees due to Starz becoming an independent public company. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	June 30,
	2025	2024
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$0.9	$0.8
General and administration	4.3	4.4
Restructuring and other	2.2	—
Total share-based compensation expense	$7.4	$5.2
_______________________
Depreciation and Amortization Expense. Depreciation and amortization of $48.7 million for the quarter ended June 30, 2025 increased $7.1 million from $41.6 million in the quarter ended June 30, 2024, due primarily to the reduction in the useful life of our Starz Traditional Affiliate customer relationships finite-lived intangible asset from 16 years to 14 years effective January 1, 2025.
Restructuring and Other. Restructuring and other increased $7.0 million in the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024, and includes restructuring costs, and certain transaction and other costs, when applicable. The increase is primarily the result of legal and other costs incurred to complete the Separation. See Note 10, Restructuring and Other, for further details.
Interest Expense. Interest expense of $13.2 million in the quarter ended June 30, 2025 increased $2.4 million from quarter ended June 30, 2024 due primarily to an increase in our programming related obligations, which represent individual unsecured loans for the licensing of film and television programs.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $4.9 million for quarter ended June 30, 2024 was related to the write-off of debt issuance costs associated with the 5.5% Senior Note exchange.
Income Tax Benefit. We had an income tax benefit of $0.1 million in the quarter ended June 30, 2025, compared to an income tax benefit of $7.6 million in the quarter ended June 30, 2024. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets. Our income tax provisions for the quarter ended June 30, 2024 was also impacted by the change in uncertain tax benefits due to the expiration of statutes of limitations and additional settlements with tax authorities.
Net (Loss) Income from Continuing Operations. Net loss continuing operations for the quarter ended June 30, 2025 was $(42.5) million. This compares to net income from continuing operations for the quarter ended June 30, 2024 of $1.1 million.
Non-GAAP Measures
Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted for share-based compensation, restructuring and other costs, and unusual gains or losses (such as goodwill and intangible asset impairment), when applicable.
•Depreciation and amortization as presented on our consolidated statement of operations.
•Share-based compensation represents share-based compensation excluding the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, which are included in restructuring and other expenses, when applicable.

STARZ ENTERTAINMENT CORP.
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
A general limitation of this non-GAAP financial measure is that it is not prepared in accordance with U.S. GAAP. This measure should be reviewed in conjunction with the relevant GAAP financial measures and is not presented as an alternative measure of operating loss.

	Three Months Ended
	June 30,
	2025	2024
	Actual	Actual
	(Amounts in millions)
Operating (loss) income	$(26.9)	$10.1
Depreciation and amortization	48.7	41.6
Restructuring and other	6.4	(0.6)
Share-based compensation expense(1)	5.2	5.2
Adjusted OIBDA	$33.4	$56.3
_______________________
(1)    Share-based compensation expense for the quarter ended June 30, 2025 excludes $2.2 million of share-based compensation expense, which is included within restructuring and other. See Note 8, Share-Based Compensation, for further details.
The following table sets forth Adjusted OIBDA by segment:

	Three Months Ended
	June 30, 2025	June 30, 2024
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$319.7	$345.3	$2.3	$347.6
Programming amortization	(162.5)	(146.1)	(1.8)	(147.9)
Other operating	(35.6)	(38.0)	(0.5)	(38.5)
Advertising and marketing	(63.4)	(82.4)	(0.3)	(82.7)
General and administrative	(24.8)	(21.5)	(0.7)	(22.2)
Adjusted OIBDA(1)	$33.4	$57.3	$(1.0)	$56.3
_______________________
(1)    Share-based compensation expense excluded from Adjusted OIBDA for the quarters ended June 30, 2025 and June 30, 2024 includes $0.9 million and $0.8 million, respectively, in other operating expenses, and $4.3 million and $4.4 million, respectively, in advertising and marketing expenses. See Note 11, Share-Based Compensation, to our audited combined financial statements for further details.

STARZ ENTERTAINMENT CORP.
Starz Networks Adjusted OIBDA of $33.4 million for the quarter ended June 30, 2025, decreased by $23.9 million from the quarter ended June 30, 2024. Such decrease resulted from lower revenue due to lower subscribers and higher programming amortization from the premiere of two original series, Power Book III: Raising Kanan Season 4 (premiered March 7, 2025) and Black Mafia Family Season 4 (premiered June 6, 2025) on the Starz Platform either shortly before or during the quarter ended June 30, 2025. Lower advertising and marketing expenses offset the lower revenue and increased programming amortization due to reduced spend from increased efficiency in our marketing operations.
Liquidity and Capital Resources
Sources of Cash
Our liquidity and capital resources for the three months ended June 30, 2025, were provided principally through cash generated from operations, our programming related obligations, the monetization of trade accounts receivable, parent net investments and following the Studio Separation, the Intercompany Revolver and the Old Lionsgate Revolving Credit Facility (each defined below). As of June 30, 2025 and June 30, 2024 we had cash and cash equivalents of $51.6 million and $17.8 million, respectively.
However, as discussed above, prior to the Studio Separation, we operated within Old Lionsgate’s cash management structure, which used a centralized approach to cash management and financing of our operations. These arrangements are not reflective of the manner in which we would have financed our operations had we been an independent company during the periods presented.
In connection with the Separation, the Company entered into a new credit agreement which provides for a $300.0 million Term Loan A and a $150.0 million senior secured revolving credit facility. New Lionsgate also assumed the Exchange Notes, as described below, and pursuant to the terms of the agreement the Company was released and discharged of such obligations.
Existing Notes and Term Loan
As of June 30, 2025 and June 30, 2024, we had $300.0 million and $325.1 million, respectively, outstanding of 5.5% senior notes due 2029 (the “5.5% Senior Notes”) and Term Loan A due in 2030.
As discussed in Note 4 to the accompanying financial statements, on May 8, 2024, Lions Gate Capital Holdings 1, Inc. ("LGCH1") (which was renamed Starz Capital Holdings 1, Inc. at Separation), a Delaware corporation and an indirect, wholly-owned subsidiary of Old Lionsgate and a Starz company, issued $389.9 million aggregate principal amount of the 5.5% exchange notes due 2029 (the “Exchange Notes”)
The Exchange Notes and 5.5% Senior Notes and related interest expense have been reflected in the Company’s financial statements. As described above, upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate and are no longer reflected in the Company’s financial statements.
See Note 4, Debt, for a discussion of our corporate debt.
Old Lionsgate Revolving Credit Facility
Following the Studio Separation, $150.0 million of Old Lionsgate’s revolving credit facility, which provides for borrowings and letters of credit up to an aggregate of $1.25 billion, became available to the Company (the “Old Lionsgate Revolving Credit Facility”). At June 30, 2025, there were no amounts outstanding and, accordingly, there was $150.0 million under Old Lionsgate's revolving credit facility available to the Company. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Revolving Credit Facility, were repaid in full and all commitments thereunder were terminated.
See Note 4 Debt for a discussion of the Old Lionsgate Revolving Credit Facility.
Intercompany Revolver
In connection with the Studio Separation, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned subsidiary of Lionsgate Studios (“LGAC International”), and LGCH1 (which was renamed Starz Capital Holdings 1, Inc. at Separation "SCH1"), entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and SCH1 agreed to make revolving loans to each other from time to time provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Revolver were repaid in full and all commitments thereunder were terminated.
See Note 15, Due To/From LG Studios Business, for a discussion of the Intercompany Revolver.

STARZ ENTERTAINMENT CORP.
Programming Related Obligations
We utilize our programming related obligations to fund certain of our film and television productions or licenses during production through the time the program airs on the STARZ app and STARZ branded linear networks. Our programming related obligations as of March 31, 2025 include programming notes. Programming notes represent individual loans for the license of certain of our film and television programs. The Company had $88..2 million of programming notes outstanding at June 30, 2025 with repayment dates in July 2025 through August 2025.
See Note 5, Programming Related Obligations, for a discussion of our programming related obligations.
Accounts Receivable Monetization
Our accounts receivable monetization program includes individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers.
See Note 14, Additional Financial Information, for a discussion of our accounts receivable monetization program.
Uses of Cash
As a stand-alone company, our principal uses of cash include payments for licensing, acquisition, and production of our programming content, advertising and marketing expenditures and general and administrative expenses. We also use cash for debt service (i.e. principal and interest payments) requirements, and capital expenditure.
We may from time to time seek to retire or purchase or refinance our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions, refinancings, or otherwise. Such repurchases or exchanges or refinancings, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such repurchases or exchanges could result in a gain or loss from the early extinguishment of debt. The amounts involved may be material.
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to acquire, and market our programming content, while revenue from the exhibition of our programming content is earned over an extended period of time after their acquisition.
Under the Starz Networks Restructuring plan, the net future cash outlay from continuing operations, for impairment charges recorded through June 30, 2025 is estimated to be approximately $45.0 million for contractual commitments on content in territories exited and payments on the remaining amounts payable for content removed from our services, net of estimated recoveries. The Company has substantially completed its current restructuring plan; however, additional content impairment charges may be incurred and recorded as part of ongoing business activities. See, Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, and Management's Discussion and Analysis of Financial Condition and Results of Operations, Separation, for further details.
However, we currently believe that cash flow from operations, cash on hand, borrowings under our $150 million senior secured revolving credit facility, monetization of trade accounts receivable and available production loans or programming related obligations will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next twelve months and beyond, including the funding of programming content including amounts under our originals licensing and production agreements, programming output and library agreements, and future equity method or other investment funding requirements, if any. We monitor our cash flow liquidity, availability, capital base, content spending, capital expenditures debt service and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investments in programming content in the short-term and long-term through our cash flow from operations, our production related obligations, the monetization of trade accounts receivable, and borrowings from our $150.0 million revolving credit facility which is undrawn at June 30, 2025. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, and/or equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates have caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose assets and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

STARZ ENTERTAINMENT CORP.
As discussed elsewhere, the debt reflected in our financial statements prior to the Separation represents a portion of the historical amounts for the consolidated Old Lionsgate businesses (representing Starz and other Old Lionsgate businesses), as we are the primary borrower of such indebtedness. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" above, upon the completion of the Separation, the Exchange Notes became obligations of New Lionsgate and are no longer reflected in the Company's financial statements. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" above, the Company entered into a new credit agreement in conjunction with the Separation. Accordingly, our financial statements may not necessarily be indicative of liquidity and capital resource conditions that would have existed if we had operated as a separate, unaffiliated entity prior to the Separation.
Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations primarily relate to our corporate debt and programming related obligations. The following table sets forth our significant contractual and other obligations as of June 30, 2025 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of June 30, 2025 (on-balance sheet arrangements) (1)
Term Loan A	$300.0	$—	$300.0
5.5% Senior Notes	325.1	—	325.1
Programming related obligations	88.2	88.2	—
Programming related payables	402.8	378.1	24.7
Operating lease obligations	63.9	10.1	53.8
	$1,180.0	$476.4	$703.6
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Programming related obligations commitments(2)	$419.2	$260.1	$159.1
Interest payments(3)	181.5	42.1	139.4
Other contractual obligations	40.0	35.9	4.1
	640.7	338.1	302.6
Total future repayment of debt and other commitments under contractual obligations	$1,820.7	$814.5	$1,006.2
 ___________________
(1)See Note 4, Debt, for further information on our corporate debt and financing transactions following the completion of the Separation. See Note 5, Programming Related Obligations, for further information on programming related obligations.
(2)Programming related obligations commitments include advertising and marketing commitments, program rights commitments, and programming related obligations not reflected on our balance sheets as they did not then meet the criteria for recognition. Cash interest payments on our programming related obligations are based on the applicable SOFR interest rates as of June 30, 2025. See Note 5, Programming Related Obligations, for further information.
(3)Includes cash interest payments on our Term Loan A, 5.5% Senior Notes, and operating lease liabilities.
We have an exclusive multiyear output licensing agreement with New Lionsgate for Lionsgate label titles theatrically released in the U.S. that started January 1, 2022, and for Summit label titles theatrically released in the U.S. that started January 1, 2023. We also have an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. that started January 1, 2022. The Universal agreement provides us with rights to exhibit these films immediately following their pay-one windows. The programming fees to be paid by us under these arrangements are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.
For additional details of commitments and contingencies, see Note 16, Contingencies, to our unaudited financial statements.

STARZ ENTERTAINMENT CORP.
Remaining Revenue Performance Obligations and Backlog
Remaining revenue performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). As disclosed in Note 7 to the accompanying financial statements, remaining performance obligations were $39.8 million as of June 30, 2025 and $39.4 million as of March 31, 2025.
Discussion of Operating, Investing, Financing Cash Flows
Quarter Ended June 30, 2025 Compared to Quarter Ended June 30, 2024
Cash and cash equivalents increased by $33.8 million for the quarter ended June 30, 2025 and decreased by $11.8 million for the quarter ended June 30, 2024. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities attributable to continuing operations for the quarters ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Net cash flows provided by (used in) operating activities - continuing operations	$65.4	(26.8)	$92.2
The increase in cash provided by operating activities from continuing operations in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024 is primarily due to timing of receipts and payments of accounts receivable and accounts payable and accrued liabilities.
Investing Activities. Cash provided by (used in) investing activities attributable to continuing operations for the quarters ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended
	June 30,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
New Lionsgate revolving credit facility – increases	$151.8	$—	$151.8
New Lionsgate revolving credit facility – decreases	(70.2)	(66.7)	(3.5)
Capital expenditures	(6.9)	(4.9)	(2.0)
Deferred purchase price of receivables sold	0.5	—	0.5
Net cash provided by (used in) investing activities - continuing operations	$75.2	$(71.6)	$146.8
Cash provided by (used in) investing activities attributable to continuing operations for the quarter ended June 30, 2025 primarily reflects cash provided from the LG Studios Business through the New Lionsgate revolving credit facility (i.e. Intercompany Revolver), offset by repayments to the revolving credit facility and cash used for capital expenditures. Cash flows used in investing activities for the quarter ended June 30, 2024, primarily reflects cash provided to the LG Studios Business through the Intercompany Revolver and cash used for capital expenditures.
Financing Activities. Cash (used in) provided by financing activities attributable to continuing operations for the quarters ended June 30, 2025 and June 30, 2024 were as follows:

STARZ ENTERTAINMENT CORP.

	Three Months Ended
	June 30,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Distribution to New Lionsgate upon Separation	$(389.9)	$—	$(389.9)

Debt – borrowings, net of debt issuance and redemption costs	291.8	14.3	277.5
Debt – repurchases and repayments	—	(54.0)	54.0
Net borrowings and repurchases of debt	291.8	(39.7)	331.5

Programming related obligations – borrowings	177.3	53.8	123.5
Programming related obligations – repayments	(180.4)	—	(180.4)
Net proceeds from programming related obligations	(3.1)	53.8	(56.9)

Parent net investment	(5.6)	76.5	(82.1)
Net cash (used in) provided by financing activities – continuing operations	$(106.8)	$90.6	$(197.4)
_____________
Cash used in financing activities attributable to continuing operations for the quarter ended June 30, 2025 primarily reflects $291.8 million of borrowings from Term Loan A, net of deferred financing costs, the release of the Company's obligation towards the $389.9 million of Exchange Notes at the date of Separation, the sale of our operations in India and Southeast Asia (also referred to as "LGPlay") to New Lionsgate effective April 1, 2025, and transfer of cash to New Lionsgate in relation to ECI.
Cash flows provided by financing activities attributable to continuing operations for the quarter ended June 30, 2024 reflects the net debt repayments of $39.7 million, under the Old Lionsgate Revolving Credit Facility and proceeds from programming notes borrowings of $53.8 million. In addition, $76.5 million of intercompany activity with Old Lionsgate was reflected as cash provided by financing activities in the quarter ended June 30, 2024.

STARZ ENTERTAINMENT CORP.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency and Interest Rate Risk Management
Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. Our exposure to foreign currency exchange risk is related to transactions in currencies other than the U.S. Dollar. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments may be used in the future to manage our interest rate exposure. We only enter financial derivative contracts- to hedge a specific financial risk.
Currency Rate Risk. The Company entered into forward foreign exchange contracts during the quarter ended June 30, 2025 to hedge our foreign currency exposures on future programming production costs denominated in British Pounds. These contracts are entered into with major financial institutions as counterparties. Refer to Note 13, Derivative Instruments and Hedging Activities, for further details.
Interest Rate Risk. The Company entered into interest rate swap contracts during the quarter ended June 30, 2025 to mitigate the impact of interest rate changes on earnings and cash flows. Refer to Note 13, Derivative Instruments and Hedging Activities, for further details.
Certain of our borrowings, primarily borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and has entered into $150.0 million worth of pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings.
Our variable interest rate programming notes incur SOFR-based interest at a weighted average rate of approximately 8.8%.
At June 30, 2025, our Term Loan A had an outstanding carrying value of $300.0 million, with a fair value of $292.9 million, and our 5.5% Senior Notes had an outstanding carrying value of $325.1 million, with a fair value of $258.2 million.
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2025:

		Year Ended December 31,						Fair Value
	2026	2027	2028	2029	2030	Thereafter	Total	June 30, 2025
			(Amounts in millions)
Variable Rates:
Term Loan A	$—	$—	$—	$—	$300.0	$—	$300.0	$292.9
Average Interest Rate					7.3%
Programming notes	$88.2	$—	$—	$—	$—	$—	$88.2	$88.2
Average Interest Rate	8.8%	—	—	—	—	—
Fixed Rates:
5.5% Senior Notes	$—	$—	$—	$—	$325.1	$—	$325.1	$258.2
Average Interest Rate	—	—	—	—	5.5%	—

STARZ ENTERTAINMENT CORP.
ITEM 4. CONTROLS AND PROCEDURES
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
As of June 30, 2025, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, we implemented a new enterprise resource planning software system. The system and related changes to processes have changed our internal control over financial reporting. In addition, we have implemented new controls for processes previously performed by Old Lionsgate. Other than the system implementation and new process controls discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, Starz is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, Starz does not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which Starz is currently involved will have a material adverse effect on Starz’s consolidated financial position, results of operations or cash flow. For additional information regarding certain legal proceedings in which Starz is involved, see Note 16, Contingencies, for further details.
ITEM 1A. RISK FACTORS.
There were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Securities
No common shares were purchased by us during the three months ended June 30, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
There were no adoptions or terminations of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2025 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”). Nor did any of our directors or officers adopt or terminate a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K for the three months ended June 30, 2025.

STARZ ENTERTAINMENT CORP.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date / Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.2	May 7, 2025
3.1	Articles of Starz Entertainment Corp.	8-K	3.1	May 7, 2025
3.2	Notice of Articles of Starz Entertainment Corp.	8-K	3.2	May 7, 2025
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of June 29, 2021.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of October 31, 2021.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of March 15, 2022.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of July 21, 2022.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of January 12, 2023.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of June 21, 2023.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8	Supplemental Indenture No. 8, dated as of March 29, 2024.	8-K	4.1.8	May 7, 2025
4.1.9	Supplemental Indenture No. 9, dated as of April 23, 2024.	8-K	4.1.9	May 7, 2025
4.1.10	Supplemental Indenture No. 10, dated as of May 8, 2024.	8-K	4.1.10	May 7, 2025
4.1.11	Supplemental Indenture No. 11, dated as of May 13, 2024.	8-K	4.1.11	May 7, 2025
4.1.12	Supplemental Indenture No. 12, dated as of September 25, 2024.	8-K	4.1.12	May 7, 2025
4.1.13	Supplemental Indenture No. 13, dated as of December 31, 2024.	8-K	4.1.13	May 7, 2025
4.1.14	Supplemental Indenture No. 14, dated as of February 3, 2025.	8-K	4.1.14	May 7, 2025
4.1.15	Supplemental Indenture No. 15, dated as of February 3, 2025.	8-K	4.1.15	May 7, 2025
4.1.16	Supplemental Indenture No. 16, dated as of April 3, 2025.	8-K	4.1.16	May 7, 2025
10.1	Separation Agreement, dated as of May 6, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	10.1	May 7, 2025
10.2	Transition Services Agreement, dated as of May 6, 2025, by and between Starz Entertainment, LLC and Lions Gate Entertainment, Inc.	8-K	10.2	May 7, 2025
10.3	Employee Matters Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., Lionsgate Studios Corp., LG Sirius Holdings ULC and Lions Gate Entertainment Corp.	8-K	10.3	May 7, 2025
10.4	Tax Matters Agreement by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp.	8-K	10.4	May 7, 2025
10.5	Amendment to Tax Matters Agreement, dated as of May 6, 2025, by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp.	8-K	10.5	May 7, 2025
10.6	Form of Sponsor Option Agreement by and among Screaming Eagle Acquisition Corp, Eagle Equity Partners V, LLC and SEAC II Corp.	8-K	10.6	May 7, 2025
10.7	Amendment to Sponsor Option Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp. and Eagle Equity Partners V, LLC.	8-K	10.7	May 7, 2025
10.9	Voting Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp., Lionsgate Studios Corp., Liberty Global Ventures Limited, Discovery Lightning Investments LTD., MHR Fund Management, LLC, Liberty Global LTD., Warner Bros. Discovery, Inc. and Mammoth Funds (as defined therein).	8-K	10.9	May 7, 2025
10.1	Registration Rights Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp. and the MHR Group (as defined therein).	8-K	10.1	May 7, 2025
10.11	Registration Rights Agreement, dated as of May 6, 2025, by and between Starz Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.11	May 7, 2025
10.12	Registration Rights Agreement, dated as of May 6, 2025, by and between Starz Entertainment Corp. and Liberty Global Incorporated Limited.	8-K	10.12	May 7, 2025
10.13	Investor Rights Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp., MHR Fund Management, LLC, Liberty Global Ventures Limited, Discovery Lightning Investments LTD., Liberty Global LTD., Warner Bros Discovery, Inc. and Mammoth Funds.	8-K	10.13	May 7, 2025

STARZ ENTERTAINMENT CORP.

10.14	Credit and Guarantee Agreement, dated as of May 6, 2025, among Starz Capital Holdings LLC, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.14	May 7, 2025
10.24*	Form of Starz Entertainment Corp. 2025 Performance Incentive Plan.	8-K	10.22	May 7, 2025
10.26	Credit and Guarantee Agreement, dated as of May 6, 2025, among Starz Capital Holdings LLC, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.14	May 8, 2025
10.28	Amended and Restated Advisory Services Agreement as of May 6, 2025 between Michael Burns and Starz Entertainment Corp.	10-K	10.28x	June 26, 2025
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted as Inline XBRL and contained in Exhibit 101).
*     Management contract or compensatory plan or arrangement.
x     Filed herewith
xx     Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

STARZ ENTERTAINMENT CORP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2025.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer