Form 10-Q
period 2025-09-30
STARZ ENTERTAINMENT CORP /CN/
filed 2025-11-13
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 10, 2025, 16,731,046 of the registrant’s common shares were outstanding.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2025 (the "Form 10-K") as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with our Form 10-K and the other cautionary statements and information in this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the benefits of the Separation (as defined below); unexpected costs related to the Separation; the substantial investment of capital required to produce, market, and distribute programming; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our programming; risks related to acquisition and integration of future acquired businesses; the effects of dispositions of businesses or assets, including individual series or film libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and past and future bank failures; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruptions and strikes; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors found in our Form 10-K, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein.
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

STARZ ENTERTAINMENT CORP.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$37.0	$17.8
Accounts receivable, net	65.5	52.7
Due from LG Studios Business (Note 15)	—	81.6
Prepaid expenses and other	11.2	18.4
Total current assets	113.7	170.5
Programming content, net	1,028.7	1,096.3
Property and equipment, net	50.3	48.6
Intangible assets, net	729.8	816.0
Other assets	49.9	41.8
Total assets	$1,972.4	$2,173.2
LIABILITIES
Current portion of debt	$3.8	$—
Accounts payable	83.2	64.5
Programming related payables	312.7	101.8
Other accrued liabilities	40.6	64.5
Residuals	29.8	29.5
Programming related obligations	88.2	90.7
Deferred revenue	41.5	39.4
Due to LG Studios Business (Note 15)	—	232.1
Total current liabilities	599.8	622.5
Debt	608.7	699.9
Other liabilities	92.4	75.9
Deferred tax liabilities	8.3	8.5
Total liabilities	1,309.2	1,406.8

Contingencies (Note 16)

EQUITY
Common stock, no par value, unlimited authorized, 16.7 shares issued (March 31, 2025 – nil )	731.8	—
Accumulated other comprehensive income	19.2	19.2
Parent net investment	—	747.2
Accumulated deficit	(87.8)	—
Total equity	663.2	766.4
Total liabilities and equity	$1,972.4	$2,173.2
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)		(Amounts in millions)
Revenue
OTT revenue	$222.8	$232.2	$443.9	$466.6
Linear and other revenue	98.1	114.7	196.7	227.9
Total revenue	320.9	346.9	640.6	694.5
Operating expenses:
Programming amortization	156.8	182.1	319.3	330.0
Other operating	38.8	39.9	75.3	79.2
Advertising and marketing	78.4	75.5	141.8	158.2
General and administrative	28.8	26.3	57.9	52.9
Depreciation and amortization	47.9	41.2	96.6	82.8
Restructuring and other	5.0	(1.1)	11.4	(1.7)
Total expenses	355.7	363.9	702.3	701.4
Operating loss	(34.8)	(17.0)	(61.7)	(6.9)
Interest expense	(15.8)	(12.3)	(29.0)	(23.1)
Interest and other income	0.2	1.1	0.2	1.9
Other expense	(1.8)	(2.0)	(4.3)	(3.7)
Loss on extinguishment of debt	—	—	—	(4.9)
Loss from continuing operations	(52.2)	(30.2)	(94.8)	(36.7)
Income tax (expense) benefit	(0.4)	(0.4)	(0.3)	7.2
Net loss from continuing operations	(52.6)	(30.6)	(95.1)	(29.5)
Net income from discontinued operations, net of income taxes	—	—	—	3.1
Net loss	$(52.6)	$(30.6)	$(95.1)	$(26.4)

Per share information attributable to Starz Entertainment Corp. shareholders:

Basic and diluted net loss per common share - continuing operations	$(3.15)	$(1.83)	$(5.69)	$(1.76)
Basic and diluted net income per common share - discontinued operations	—	—	—	0.19
Basic and diluted net loss per common share	$(3.15)	$(1.83)	$(5.69)	$(1.57)

Weighted average number of common shares outstanding:
Basic	16.7	16.7	16.7	16.7
Diluted	16.7	16.7	16.7	16.7
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)		(Amounts in millions)
Net loss from continuing operations	$(52.6)	$(30.6)	$(95.1)	$(29.5)
Comprehensive loss from continuing operations, net of tax	(52.6)	(30.6)	(95.1)	(29.5)
Net income from discontinued operations	—	—	—	3.1
Comprehensive loss	$(52.6)	$(30.6)	$(95.1)	$(26.4)
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Starz Common Shares		Accumulated Deficit	Parent Net Investment	Accumulated Other Comprehensive Income	Total Equity
	Number	Amount
	(Amounts in millions)
Balance at March 31, 2025	—	$—	$—	$747.2	$19.2	$766.4
Distribution from Lionsgate upon Separation	—	—	—	0.1		0.1
Net loss prior to Separation	—	—	—	(7.3)	—	(7.3)
Issuance of Starz common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and Separation from Old Lionsgate	16.7	740.0	—	(740.0)	—	—
Net loss after Separation	—	—	(35.2)	—	—	(35.2)
Stock-based compensation after Separation	—	5.9	—	—	—	5.9
Share-based liability for modified July Vesting awards	—	(17.6)	—	—	—	(17.6)
Balance at June 30, 2025	16.7	$728.3	$(35.2)	$—	$19.2	$712.3
Net loss	—	—	(52.6)	—	—	(52.6)
Stock-based compensation	—	3.5	—	—	—	3.5
Balance at September 30, 2025	16.7	$731.8	$(87.8)	$—	$19.2	$663.2

Balance at March 31, 2024				900.0	19.2	919.2
Net income				4.2	—	4.2
Net increase in parent investment				49.7	—	49.7
Balance at June 30, 2024				$953.9	$19.2	$973.1
Net loss				(30.6)	—	(30.6)
Net decrease in parent investment				(6.6)	—	(6.6)
Balance at September 30, 2024				$916.7	$19.2	$935.9
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Operating Activities:
Net loss	$(95.1)	$(26.4)
Less: net income from discontinued operations, net of tax	—	3.1
Net loss from continuing operations, net of tax	(95.1)	(29.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	96.6	82.8
Programming amortization	319.3	331.1
Amortization of debt financing costs and other non-cash interest	2.0	1.4
Non-cash share-based compensation	11.3	9.6
Other amortization	4.0	3.6
Net content impairment (recoveries)	(0.3)	(4.7)
Loss on extinguishment of debt	—	4.9
Deferred income taxes	—	(1.1)
Changes in operating assets and liabilities:
Accounts receivable, net	16.9	(33.1)
Programming content payments	(253.0)	(497.1)
Programming related payables	(54.9)	(11.0)
Other assets	6.0	1.3
Accounts payable and accrued liabilities	(16.6)	(22.1)
Residuals	—	(1.1)
Deferred revenue	3.1	0.9
Due to LG Studios Business	—	146.3
Net cash provided by (used in) operating activities – continuing operations	39.3	(17.8)
Net cash provided by (used in) operating activities – discontinued operations	—	(6.6)
Net cash provided by (used in) operating activities	39.3	(24.4)
Investing activities:
New Lionsgate revolving credit facility – increases	151.8	(176.7)
New Lionsgate revolving credit facility – decreases	(70.2)	96.3
Capital expenditures	(12.1)	(9.6)
Deferred purchase price of receivables sold	1.2	—
Net cash provided by (used in) investing activities – continuing operations	70.7	(90.0)
Financing activities:
Distribution of Exchange Notes to New Lionsgate upon Separation	(389.9)	—
Debt – borrowings, net of debt issuance and redemption costs	394.8	176.8
Debt – repurchases and repayments	(103.0)	(216.5)
Programming related obligations – borrowings	299.6	121.5
Programming related obligations – repayments	(286.7)	(53.8)
Parent net investment	(5.6)	65.4
Net cash (used in) provided by financing activities – continuing operations	(90.8)	93.4
Net cash provided by financing activities – discontinued operations	—	2.8
Net cash (used in) provided by financing activities	(90.8)	96.2
Net change in cash and cash equivalents	19.2	(18.2)
Cash and cash equivalents – beginning of period	17.8	37.0
Cash and cash equivalents – end of period	$37.0	$18.8
__________________________________
(1)Programming content payments prior to the Separation for the six months ended September 30, 2024 includes $313.2 million, respectively, from the licensing of program rights from the LG Studios Business (see Note 15).
See accompanying notes.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business
Starz Entertainment Corp. (the "Company", "Starz", "we", "us", or "our") operates primarily in the U.S. and Canada and distributes the STARZ branded premium subscription video services on a direct-to-consumer over-the-top (“OTT”) basis through the Starz App and through wholesale OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform ”).
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
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by an arrangement agreement dated as of January 29, 2025, as amended by an agreement, dated as of March 12, 2025 (as amended, the “Arrangement Agreement”), completed the separation of the LG Studios Business of Old Lionsgate from the Starz Business (the "Separation"). As a result of the Arrangement Agreement, the pre-transaction shareholders of Old Lionsgate own shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders.
To complete the Separation, pre-transaction shareholders of Old Lionsgate’s Class A common shares received one and twelve one-hundredths (1.12) New Lionsgate common shares and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares while Old Lionsgate’s Class B common shares received one share of New Lionsgate common shares and one share of Starz Entertainment Corp.’s common shares. As a result of the steps described above, each of New Lionsgate and Starz have a single class of “one share, one vote” common shares. Starz Entertainment Corp.’s common shares were then consolidated on a 15-to-1 basis, such that every fifteen (15) Starz common shares were consolidated into one (1) Starz common share (the “Reverse Stock Split”). See Note 7, Capital Stock, for further details.
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
Starz Networks Strategic Content Review
During 2024 and 2025, in preparation for the Separation, Starz evaluated the programming on the Starz Platform and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company.
As a new standalone company, management continues to strategically review its content and performance.
International Restructuring
In 2023 and 2024, Old Lionsgate began a plan to restructure and shut down its international LIONSGATE+ business. During the six months ended September 30, 2024, Old Lionsgate continued executing the restructuring plan, which included exiting all international territories as of May 2024 except Canada (included in the Starz Networks segment) and India and Southeast Asia (which are included in the International segment). The historical results of operations of international territories that were shut down are presented as discontinued operations in these financial statements for the six months ended September 30, 2024. See Note 2, Discontinued Operations for further details.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Starz Business was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Starz Business or to the LG Studios Business to fund operating activities when needed. Cash and cash equivalents of the Company are reflected in the accompanying unaudited condensed consolidated balance sheets. Payables to and receivables from Old Lionsgate related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the LG Studios Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Starz Business and LG Studios Business were accounted for as parent net investment. See Note 15, Due To/From LG Studios Business, for further details.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Additional indebtedness directly related to the Company, including programming notes and a production loan, are reflected in the Company's consolidated financial statements.
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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recent Accounting Pronouncements
Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting guidance for internal-use software under ASC 350-40. The update eliminates the previous “project stage” model and introduces a principles-based framework that better aligns with contemporary software development practices. Under the new guidance, entities may begin capitalizing internal-use software costs when two conditions are met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended purpose (the “probable-to-complete” threshold). The ASU also consolidates website development cost guidance into ASC 350-40 and clarifies disclosure requirements for capitalized software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

STARZ ENTERTAINMENT CORP.
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
Net income from discontinued operations consists of the following:

Six Months Ended
September 30,
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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Programming Content
The predominant monetization strategy for the Company's programming content (which includes licensed program rights and owned and produced films and television programs) is as a group. Total programming content is as follows:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Licensed program rights, net of accumulated amortization	$999.2	$1,080.0

Owned and produced films and television programs:
Released, net of accumulated amortization	3.7	9.2
In progress	16.3	—
In development	9.5	7.1
	29.5	16.3
Programming content, net	$1,028.7	$1,096.3
Amortization of programming content is as follows and is included in programming amortization in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)		(Amounts in millions)
Programming amortization expense:(1)
Licensed program rights	$153.4	$179.4	$314.9	$327.1
Owned and produced films and television programs	3.4	2.7	4.4	4.0
	$156.8	$182.1	$319.3	$331.1
_______________
(1)Programming amortization expense for the three and six months ended September 30, 2024 excludes COVID-related insurance recoveries of $(0.1) million and $(1.1) million, respectively.
4. Debt
Debt is summarized as follows:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A	$300.0	$—
5.5% Senior Notes(1)	325.1	715.0
Unamortized debt issuance costs	(12.6)	(15.1)
Total debt, net	612.5	699.9
Less current portion of debt(2)	(3.8)	—
Non-current portion of debt	$608.7	$699.9
_______________
(1)Amounts as of September 30, 2025 and March 31, 2025 include the $325.1 million of the 5.5% Senior Notes not exchanged as discussed below, and amounts as of March 31, 2025 also include $389.9 million of the Exchange Notes. In connection with the Separation, a wholly owned subsidiary of New Lionsgate assumed the Exchange Notes in exchange for cash consideration and the initial Starz issuer was released and discharged from all obligations thereunder. See Changes Upon Completion of the Separation below.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)Amount includes the current portion of the $300.0 million senior secured term loan credit facility ("Term Loan A") recorded within Current portion of debt in the unaudited condensed consolidated balance sheet as of September 30, 2025.
Starz Credit Agreement
On May 6, 2025, in connection with the consummation of the Separation, Starz entered into a new credit agreement with Starz Capital Holdings LLC, as borrower (the “Borrower”), the guarantors referred to therein, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent.
The Starz Credit Agreement provides for (i) a $300.0 million senior secured term loan credit facility ("Term Loan A") and (ii) a $150.0 million senior secured revolving credit facility. The Starz Credit Agreement and commitments thereunder will mature on the date that is the earlier of five years after the closing date of the facility and 135 days prior to the 5.5% Senior Notes maturity date. Borrowings bear interest at a rate per annum equal to, at the Borrower’s option, either Term SOFR or a base rate, in each case plus an applicable margin initially of 3% for Term SOFR loans and 2% for base rate loans. From and after September 30, 2025, the applicable margin varies based on the Borrower’s Net Total Leverage Ratio (as defined in the Credit Agreement).
Repayments under the Term Loan A are as follows and assumes a maturity date of December 1, 2028 (135 days prior to the 5.5% Senior Notes maturity date):

	Year Ended December 31,			Total payments
	2026	2027	2028
	(Amounts in millions)
Principal payments of Term Loan A due
March 31,	$—	$3.8	$5.2
June 30,	—	3.8	5.2
September 30,	3.8	5.2	7.5
December 31,	3.8	5.2	256.5
	$7.6	$18.0	$274.4	$300.0
Starz pays a commitment fee equal to 0.375% per annum in respect of unutilized commitments thereunder.
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
In addition, the Starz Credit Agreement contains financial covenants requiring the Borrower to maintain (A) a Net Total Leverage Ratio, as of the last day of each fiscal quarter ending on and after (i) June 30, 2025, no greater than 4.50 to 1.00; (ii) March 31, 2026, no greater than 4.25 to 1.00; (iii) March 31, 2027, no greater than 4.00 to 1.00; and (iv) March 31, 2028, no greater than 3.50 to 1.00; (B) a Net First Lien Leverage Ratio (as defined in the Starz Credit Agreement) no greater than 3.00 to 1.00; and (C) an Interest Coverage Ratio (as defined in the Starz Credit Agreement) no less than 2.50 to 1.00. As of September 30, 2025, the Company was in compliance with all applicable covenants.
5.5% Senior Notes
Interest: Bear interest at 5.5% annually (payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021).
Maturity Date: April 15, 2029.

STARZ ENTERTAINMENT CORP.
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
Covenants. The 5.5% Senior Notes were amended in connection with the Exchange Transaction to remove certain covenants. As of September 30, 2025, the Company was in compliance with all applicable covenants.
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
5. Programming Related Obligations
Programming related obligations include programming notes, which represent individual unsecured loans for the licensing of film and television programs. As of September 30, 2025, outstanding programming notes had a balance of $88.2 million and had contractual repayment dates ranging from October 2025 through November 2025, and incurred SOFR-based interest at a weighted average rate of 8.8%. There were $90.7 million of programming notes outstanding as of March 31, 2025.
In addition to programming notes, programming-related obligations include a secured production loan with an outstanding balance of $16.2 million as of September 30, 2025, due in 2027. The production loan incurred SOFR-based interest of 6.5%. This loan is recorded within Other Liabilities in the balance sheet as of September 30, 2025. There were no production loan amounts outstanding as of March 31, 2025. Production loans represent financing arrangements for individual or multiple film and television titles produced by the Company. These loans are secured by collateral consisting of the underlying intellectual property rights (e.g., the related film or television program).

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
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, programming notes, production loans and derivatives:

	September 30, 2025		March 31, 2025
	(Amounts in millions)		(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	$293.4	$300.0	$—	$—
5.5% Senior Notes	319.1	259.3	699.9	623.7
Programming Notes	88.2	88.2	90.7	90.7
Production Loan	16.2	16.2	—	—
Interest exchange swaps(2)	0.8	0.8	—	—
Forward exchange contracts(2)	0.2	0.2	—	—
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Represents the fair value measurements of the Company’s derivative instruments, specifically forward exchange contracts and interest rate swaps, as of September 30, 2025. These instruments are classified within the fair value hierarchy in accordance with ASC 820. See Note 13, Derivative Instruments and Hedging Activities, for further detail.
The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, programming related payables, other accrued liabilities and other liabilities. The carrying values of these financial instruments approximated the fair values of these financial instruments as of September 30, 2025 and March 31, 2025. There were no material, non-recurring fair value adjustments in the six months ended September 30, 2025 and September 30, 2024.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Capital Stock
Common Shares
The Company has an unlimited number of authorized common shares as of September 30, 2025.
Share-based compensation expense from continuing operations, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)		(Amounts in millions)
Share-based compensation expense:
Other operating expense	$0.7	$1.1	$1.6	$1.9
General and administration	3.0	3.0	7.3	7.4
Restructuring and other	0.2	0.3	2.4	0.3
	$3.9	$4.4	$11.3	$9.6
During the six months ended September 30, 2025, the Compensation Committee of the Company's Board of Directors approved a modification of equity awards in connection with the Separation. In June 2025, the Compensation Committee of the Company's Board of Directors approved a cash payment of $18 million in lieu of share issuance for the restricted share units vesting during the three months ended September 30, 2025. For the three months ended September 30, 2024, share-based compensation expense reflects the impact of the accelerated vesting schedules for certain equity awards pursuant to severance arrangements.
The Company granted 176,695 restricted share units ("RSUs") at a weighted average grant date fair value of $14.64 during the six months ended September 30, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Revenue
Revenue by segment is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)		(Amounts in millions)
Revenue
Starz Networks	$320.9	$342.9	$640.6	$688.2
International(1)	—	4.0	—	6.3
	$320.9	$346.9	$640.6	$694.5
_____________________
(1)    Includes the operations in India and Southeast Asia for the six months ended September 30, 2024.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue included on the balance sheet. Revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2025 are as follows:

	Rest of Year Ending December 31,	Year Ending December 31,
	2025	2026	2027	Thereafter	Total
	(Amounts in millions)
Remaining revenue performance obligations	$27.8	13.7	—	—	$41.5
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property.
Accounts Receivable and Deferred Revenue
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable and deferred revenue. See the accompanying unaudited condensed consolidated balance sheets or Note 14, Additional Financial Information, for accounts receivable and deferred revenue balances at September 30, 2025 and 2024.
Accounts Receivable. Accounts receivable is presented net of a provision for credit losses. The Company estimates provisions for accounts receivable based on historical experience for the respective risk categories and current and future expected economic conditions. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records a provision for estimated credit losses expected over the lifetime of the receivables in direct operating expense.
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
Deferred Revenue. Deferred revenue relates primarily to subscribers to the Starz App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period when the Company satisfies the corresponding performance obligation. Deferred revenue consists primarily of customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenue of $7.7 million and $33.7 million, respectively, was recognized during the three and six months ended September 30, 2025, related to the balance of deferred revenue at March 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Restructuring and Other
Restructuring and other includes restructuring costs, and certain transaction-related and other expenses. During the three and six months ended September 30, 2025 and 2024, the Company also incurred certain other unusual charges and benefits. The following table sets forth restructuring and other and these other unusual charges:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)		(Amounts in millions)
Restructuring and other:
Transaction and other costs	$4.8	$2.9	$9.3	$2.9
Content recoveries	—	(4.3)	(0.3)	(4.9)
Share-based compensation	0.2	0.3	2.4	0.3
	$5.0	$(1.1)	$11.4	$(1.7)
10. Income Taxes
The income tax provision for the six months ended September 30, 2025 was calculated by estimating the Company’s annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. The Starz Business’s U.S. operations and certain of its non-U.S. operations historically have been included in the income tax returns of Lionsgate or its subsidiaries that may not be part of the Starz Business. For the six months ended September 30, 2024, income taxes were calculated as if the Starz Business files income tax returns on a standalone basis, including assumptions regarding the allocation of consolidated tax attributes.
The Company’s income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the mix of earnings generated across the various jurisdictions in which operations are conducted. The Company’s income tax provision for the six months ended September 30, 2025 and 2024 were impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, net of applicable deferred tax liabilities.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, current expensing of domestic research and development (“R&D”) costs, and the use of EBITDA as the measure in computing the limitation on business interest expense deductions. In accordance with Accounting Standards Codification Topic 740, Income Taxes, the effects of new tax legislation are reflected in the period of enactment. Accordingly, during the quarter ended September 30, 2025, the Company recognized the impact of these provisions, including electing to expense all current and previously capitalized R&D costs and applying 100% bonus depreciation on eligible fixed asset additions. The Company also adopted the new EBITDA-based limitation in calculating the deductibility of business interest expense, which represents the most material impact of the OBBBA to the Company. The enactment did not change the statutory U.S. federal corporate tax rate. The Company continues to evaluate the implications of the OBBBA and other tax law changes on its current and deferred tax positions.
There were no other material discrete income tax items or significant changes in uncertain tax positions during the six months ended September 30, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Net Loss Per Share
Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three and six months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions, except per share amounts)
Numerator:
Net loss from continuing operations	$(52.6)	$(30.6)	$(95.1)	$(29.5)
Net income from discontinued operations	—	—	—	3.1
Net loss attributable to common stockholders	$(52.6)	$(30.6)	$(95.1)	$(26.4)
Denominator:
Weighted average common shares outstanding	16.7	16.7	16.7	16.7

Basic and diluted net loss per common share - continuing operations	$(3.15)	$(1.83)	$(5.69)	$(1.76)
Basic and diluted net income per common share - discontinued operations	—	—	—	0.19
Basic and diluted net loss per common share	$(3.15)	$(1.83)	$(5.69)	$(1.57)
For the three and six months ended September 30, 2025, 3.0 million common shares issuable were excluded from net loss per common share because their inclusion would have had an anti-dilutive effect.

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
As described in Note 1, as of September 30, 2025, the Company has one reportable segment: Starz Networks, which includes our operations in the U.S. and Canada. The continuing operations outside the U.S. and Canada, which through March 31, 2025 included operations in India and Southeast Asia, is reported as International and is disclosed to provide a reconciliation of segment amounts to amounts appearing in the accompanying financial statements. As described in Note 1, and effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate.
Segment information is presented in the table below:

	Three Months Ended
	September 30,
	2025	2024
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue
OTT revenue	$222.8	$229.9	$2.3	$232.2
Linear and other revenue	98.1	113.0	1.7	114.7
Total revenue	320.9	342.9	4.0	346.9
Operating expenses:
Programming amortization	156.8	179.5	2.6	182.1
Payroll expense(1)	32.0	28.6	0.5	29.1
Advertising and marketing	78.4	75.2	0.3	75.5
Other(2)	35.6	36.8	0.3	37.1
Depreciation and amortization	47.9	41.2	—	41.2
Restructuring and other	5.0	1.8	(2.9)	(1.1)
Total expenses	355.7	363.1	0.8	363.9
Operating (loss) income	(34.8)	(20.2)	3.2	(17.0)
Interest expense	(15.8)	(12.3)	—	(12.3)
Interest and other income	0.2	1.0	0.1	1.1
Other expense	(1.8)	(2.0)	—	(2.0)
Loss on extinguishment of debt	—	—	—	—
(Loss) income from continuing operations	(52.2)	(33.5)	3.3	(30.2)
Income tax expense	(0.4)	(0.3)	(0.1)	(0.4)
Net (loss) income from continuing operations	$(52.6)	$(33.8)	$3.2	$(30.6)

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	September 30,
	2025	2024
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue
OTT revenue	$443.9	$462.0	$4.6	$466.6
Linear and other revenue	196.7	226.2	1.7	227.9
Total revenue	640.6	688.2	6.3	694.5
Operating expenses:
Programming amortization	319.3	325.6	4.4	330.0
Payroll expense(1)	61.7	56.8	1.0	57.8
Advertising and marketing	141.8	157.6	0.6	158.2
Other(2)	71.5	73.4	0.9	74.3
Depreciation and amortization	96.6	82.8	—	82.8
Restructuring and other	11.4	1.2	(2.9)	(1.7)
Total expenses	702.3	697.4	4.0	701.4
Operating (loss) income	(61.7)	(9.2)	2.3	(6.9)
Interest expense	(29.0)	(23.1)	—	(23.1)
Interest and other income	0.2	1.8	0.1	1.9
Other expense	(4.3)	(3.7)	—	(3.7)
Loss on extinguishment of debt	—	(4.9)	—	(4.9)
(Loss) income from continuing operations before income taxes	(94.8)	(39.1)	2.4	(36.7)
Income tax (expense) benefit	(0.3)	7.4	(0.2)	7.2
Net (loss) income from continuing operations	$(95.1)	$(31.7)	$2.2	$(29.5)
______________________________________
(1)    Payroll expense by segment, which includes salaries and employee benefits, is reviewed by the CODM on a quarterly basis.
(2)     Includes total other operating and general and administrative expenses per the accompanying unaudited condensed consolidated statements of operations, less payroll expense per note (1).
The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Assets
Starz Networks	$1,874.3	$2,017.8
International	—	6.5
Other unallocated assets(1)	98.1	148.9
	$1,972.4	$2,173.2
_____________________
(1)Other unallocated assets primarily consist of cash and other assets.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-lived assets by geographic location are as follows:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Long-lived assets(1)
United States	$1,122.8	$1,180.5
_____________
(1)Long-lived assets represents programming content, net, property and equipment, net, and right-of-use assets.
13. Derivative Instruments and Hedging Activities
As of September 30, 2025, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $150.0 million, converting SOFR-based floating-rate debt to fixed-rate obligations. These swaps carry fixed interest rates ranging from 3.58% to 3.62% and were declared effective during the three months ended September 30, 2025. The Company also had forward foreign exchange contracts outstanding with maturities of less than 24 months, totaling £24.3 million in notional foreign currency amount (equivalent to US$33.0 million), used to hedge foreign currency exposures related to production costs and tax credit receivables. Some of these contracts are designated as cash flow hedges, while others serve as economic hedges without hedge accounting treatment.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any costs incurred), less the carrying amount of the receivables transferred. The loss is reflected in other expense on the accompanying unaudited condensed consolidated statements of operations.
The following table sets forth a summary of the receivables transferred:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$134.0	$205.2	$345.4	$411.5
Net cash proceeds received from third party purchasers	132.3	203.2	341.7	407.8
Loss recorded related to transfers of receivables	1.7	2.0	3.5	3.7
At September 30, 2025, the outstanding amount of receivables derecognized from the Company's accompanying unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company's agreement to monetize trade accounts receivable was $131.9 million and was $144.2 million at March 31, 2025.
Other Accrued Liabilities and Other Liabilities
The composition of the Company’s other accrued liabilities (current) and other liabilities (non-current) is as follows:

	September 30, 2025	March 31, 2025
	(Amounts in millions)
Other accrued liabilities (current)
Employee related liabilities	$13.8	$27.9
Operating lease liabilities	10.4	9.9
Interest payable	13.7	18.0
Other accrued expenses and short-term liabilities	2.7	8.7
	$40.6	$64.5
Other liabilities (non-current)
Operating lease liabilities	$51.1	$45.6
Programming related payables and obligations	37.3	26.5
Other long-term liabilities	4.0	3.8
	$92.4	$75.9
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
Because of this centralized approach to cash management, financial transactions for cash movement, except for cash settlement of specific payables with Old Lionsgate, were accounted for through the net parent investment account. Settlement of payables and receivables with Old Lionsgate when due were also accounted for through the net parent investment account. Net parent investment is presented in the accompanying unaudited condensed consolidated statements of equity. Settlements of amounts receivable and accounts payable when due through the net parent investment account are reflected as cash payments or receipts for the applicable operating transaction within operating activities in the accompanying unaudited condensed consolidated statements of cash flows, with the net change in parent net investment included within financing activities in the accompanying unaudited condensed consolidated statements of cash flows.
Intercompany Revolver: On May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned subsidiary of Lionsgate Studios (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“LGCH1”) (which was renamed Starz Capital Holdings 1, Inc. at Separation), entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time, provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. Amounts advanced by one party were used to repay existing indebtedness owed to the other party thereunder, if any, such that at no time will amounts be owed in both directions. The net amount outstanding under the Intercompany Revolver, at any time, bore interest on the outstanding principal amount at a rate equal to adjusted term SOFR plus 1.75%. There was $81.6 million outstanding and due to LGCH1 at March 31, 2025. In connection with the Separation, all outstanding obligations under the Intercompany Revolver were repaid in full and all commitments thereunder were terminated. The cash flows related to the intercompany revolver are presented as increases and decreases in the New Lionsgate revolving credit facility on the accompanying unaudited condensed consolidated statements of cash flows.
Prior to the Separation, in the normal course of business, the Starz Business entered into transactions with Old Lionsgate and the LG Studios Business which included the following:
Licensing of content from Lionsgate: The Starz Business licensed motion pictures and television programming (including Starz original productions) from the LG Studios Business. The license fees incurred generally were due upon delivery or due at a point in time following the first showing. Prior to the Studio Separation, license fees related to Starz original programs were settled with the LG Studios Business through parent net investment. License fees related to library and output content were generally settled in cash. License fees payable, prior to the Separation, not yet due and not yet paid to the LG Studios Business, are reflected in Due to LG Studios Business on the accompanying unaudited condensed consolidated balance sheets.
Corporate expense allocations: As previously described in Note 1, for the periods prior to the Studio Separation the accompanying financial statements include allocations of general and administrative expenses from Old Lionsgate related to certain corporate and shared service functions historically provided by Old Lionsgate, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. For the three and six months ended September 30, 2024, corporate expense allocations amounted to $2.5 million and $6.1 million, respectively.
Operating expense reimbursement: As previously described in Note 1, for the periods prior to the Separation, the LG Studios Business paid certain expenses on behalf of the Company such as certain rent expense, employee benefits, insurance and other administrative operating costs. The Company also paid certain expenses on behalf of the LG Studios Business such as legal expenses, software development costs and severance. Those expenditures were reflected in the unaudited condensed consolidated financial statements of the Company and the LG Studios Business as applicable.
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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Net Investment
The net transfers to and from Old Lionsgate prior to the Separation were as follows:

Six Months Ended
September 30,
2025
(Amounts in millions)
Net transfers to Parent included on unaudited condensed consolidated statements of cash flows(1)	(5.6)
Net non-cash transfers with Parent(2)	4.3
Stock-based compensation expense prior to Separation	1.4
Net transfers from Parent included on unaudited condensed consolidated statements of equity	$0.1
_____________________
(1)    Represents cash distributions to New Lionsgate including the transfer of the Company's businesses in India and Southeast Asia and Luxembourg, on April 1, 2025.
(2)    Represents the transfer of non-cash assets and liabilities, including the deferred financing costs in relation to the release of the Exchange Notes liability with New Lionsgate, and a one-time equity-based severance payment to an Old Lionsgate employee.

Six Months Ended
September 30,
2024
(Amounts in millions)
Cash pooling and general financing activities	$(72.0)
Licensing of content(1)	0.8
Operating expense reimbursement	5.3
Corporate expense allocations (excluding allocation of share-based compensation)	(2.3)
Net transfers from Parent included on unaudited condensed consolidated statements of cash flows(2)	(68.2)
Share-based compensation (including allocation of share-based compensation)(3)	(9.9)
Other non-cash transfer(4)	35.0
Net transfers from Parent included on unaudited condensed consolidated statements of equity	$(43.1)
_____________________
(1)Reflects the settlement of amounts due to the LG Studios Business related to the LG Studios Business' licensing arrangements with the Company.
(2)Amount includes net transfers from Parent included in net cash provided by financing activities from discontinued operations of $2.8 million for the six months ended September 30, 2024.
(3)Amount includes share-based compensation from discontinued operations of $0.3 million for the six months ended September 30, 2024.
(4)Includes a non-cash transfer of debt through Parent net investment of $35.0 million in connection with the Studio Separation during the six months ended September 30, 2024 that was accounted for through the Due to LG Studios Business on the unaudited condensed consolidated balance sheet as it was made under the Old Lionsgate's revolving credit facility which was made available to the Company.

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
Claims and legal proceedings may be brought against the Company without merit, are inherently uncertain, are difficult to predict, and the Company’s view on these matters may change as events unfold. Reasonably possible losses, if any, are not estimable, however, based on our current understanding and evaluation of the relevant facts and circumstances, as of September 30, 2025, the Company is not a party to any pending claims or legal proceedings for which management believes the resolution would have a material adverse effect on the Company’s financial position, results of operations or cash flows, and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.
For additional detail regarding certain legal proceedings in which Starz is involved, Starz provides the following information:
As described in Note 1, the Starz Business completed the Exchange Transaction in May 2024. On August 27, 2024, purported holders of 5.5% Senior Notes (prior to the Separation) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing in connection with the Exchange Transaction and entered into Supplemental Indenture No. 10 to the indenture governing the 5.5% Senior Notes (the “Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories and brought claims against other parties. Starz filed a motion to dismiss the claims. On May 23, 2025, both plaintiffs amended their complaints in view of the completion of the Separation, and on June 10, 2025, Starz moved to dismiss the amended complaints. Oral arguments on this motion occurred on September 22, 2025 and a ruling is pending.
Although Starz believes that the existing allegations are without merit, there can be no assurance that the plaintiffs will not be successful in obtaining relief sought in their amended complaints. If the plaintiffs are successful, they may issue a notice of default to the trustee of the 5.5% Senior Notes and seek accelerated payments for amounts due thereunder. These actions may result in an outcome that could have a material adverse impact on Starz’s business, operations and financial conditions as well as our stakeholders, as any such action could require payments on the 5.5% Notes earlier than expected.
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
17. Subsequent Events
There were no subsequent events that occurred after September 30, 2025, through the date of this filing that would require disclosure in the unaudited condensed consolidated financial statements.

STARZ ENTERTAINMENT CORP.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Prior to the Separation, as further discussed below, the business of Starz Entertainment Corp. (the "Company", "we", "us" or "our"), substantially consisted of the Starz Business of Old Lionsgate’s Media Networks segment, consisting of (i) Starz Networks, which includes the distribution in the U.S. and Canada of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct-to-consumer basis through the Starz App and through wholesale U.S. and Canada multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”), and (ii) International, which consisted of the OTT distribution of subscription video services outside the U.S. and Canada.
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
Starz Networks Strategic Content Review
During 2024 and 2025, in preparation for the Separation, Starz evaluated the programming on the Starz Platform and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company.
As a new standalone company, management continues to strategically review its content and performance.

STARZ ENTERTAINMENT CORP.
International Restructuring
In 2023 and 2024, Old Lionsgate began a plan to restructure and shut down its international LIONSGATE+ business. During the six months ended September 30, 2024, Old Lionsgate continued executing the restructuring plan, which included exiting all international territories except Canada (included in the Starz Networks segment) and India and Southeast Asia (included in the International segment), which was completed in May 2024. The historical results of operations of international territories that were shut down are presented as discontinued operations for all periods presented.
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
Prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Starz Business was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Starz Business or to the LG Studios Business to fund operating activities when needed. Cash and cash equivalents of the Company are reflected in the accompanying unaudited condensed consolidated balance sheets. Payables to and receivables from Old Lionsgate related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the LG Studios Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Starz Business and LG Studios Business were accounted for as parent net investment. See Note 15, Due To/From LG Studios Business, for further details.

STARZ ENTERTAINMENT CORP.
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
Additional indebtedness directly related to the Company, including programming notes and production loans, are reflected in the Company's consolidated financial statements. See Note 5, Programming Related Obligations, for further details.
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

STARZ ENTERTAINMENT CORP.
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
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our United States and Canadian operations. The continuing operations outside the U.S. and Canada, which primarily consists of our operations in India and Southeast Asia, is reported as International. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
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

STARZ ENTERTAINMENT CORP.
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
Other operating expenses include programming related salaries, residual expenses, development costs, provision for credit losses on accounts receivable, operating costs for the direct-to-consumer service, transponder expenses, maintenance and repairs, and foreign exchange gains and losses.
Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.
Advertising and marketing expenses primarily include the costs of advertising, consumer marketing, distributor marketing support and other marketing costs.
The level of programming amortization and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing costs generally increase in periods where new original series premiere.
General and administrative expenses include salaries and other overhead and include allocations for certain general and administrative expenses from Old Lionsgate to the Starz Business related to certain corporate and shared service functions historically provided by Old Lionsgate to the Starz Business, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. See “Basis of Presentation” above and Note 1 and Note 15 for further details on our methodology for allocating these costs. As described in “Basis of Presentation” above, in connection with the Studio Separation, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement allocates to the LG Studios Business all of corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million to be charged annually to the Company.
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
We describe our significant accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our March 31, 2025 Form 10-K. There have been no significant changes in our significant accounting estimates since March 31, 2025.
Recent Accounting Pronouncements
See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for a discussion of recent accounting guidance.

STARZ ENTERTAINMENT CORP.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2025 and September 30, 2024.

	Three Months Ended
	September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$222.8	$232.2	$(9.4)	(4.0)%
Linear and other revenue	98.1	114.7	(16.6)	(14.5)%
Total revenue	320.9	346.9	(26.0)	(7.5)%
Expenses:
Programming amortization	156.8	182.1	(25.3)	(13.9)%
Other operating	38.8	39.9	(1.1)	(2.8)%
Advertising and marketing	78.4	75.5	2.9	3.8%
General and administrative	28.8	26.3	2.5	9.5%
Depreciation and amortization	47.9	41.2	6.7	16.3%
Restructuring and other	5.0	(1.1)	6.1	(554.5)%
Total expenses	355.7	363.9	(8.2)	(2.3)%
Operating loss	(34.8)	(17.0)	(17.8)	104.7%
Interest expense	(15.8)	(12.3)	(3.5)	28.5%
Interest and other income	0.2	1.1	(0.9)	(81.8)%
Other expense	(1.8)	(2.0)	0.2	(10.0)%
Loss on extinguishment of debt	—	—	—	n/a
Loss from continuing operations	(52.2)	(30.2)	(22.0)	72.8%
Income tax expense	(0.4)	(0.4)	—	—%
Net loss from continuing operations	$(52.6)	$(30.6)	$(22.0)	71.9%
Net income from discontinued operations, net of income taxes	—	—	—	n/a
Net loss	$(52.6)	$(30.6)	$(22.0)	71.9%
_______________________

STARZ ENTERTAINMENT CORP.

Subscriber Data. The number of period-end service subscribers is a key metric which management uses to evaluate a non-ad supported subscription video service. We believe this key metric may provide useful information to investors as a growing or decreasing subscriber base can be a key indicator of the health of the overall business. Service subscribers may impact revenue differently depending on specific distribution agreements we have with our distributors which may include a rate per STARZ subscriber, rates per basic video household. The table below sets forth, for the periods presented, subscriptions to our Starz Networks and International services.

	September 30, 2025	September 30, 2024
	(Amounts in millions)
United States
OTT subscribers	12.29	11.62
Linear subscribers	5.17	6.21
Total United States subscribers	17.46	17.83
Canada
OTT subscribers	0.68	0.78
Linear subscribers	1.06	1.54
Total Canada subscribers	1.74	2.32
Starz Networks
OTT subscribers	12.97	12.40
Linear subscribers	6.23	7.75
Total Starz Networks subscribers	19.20	20.15
International
OTT subscribers	—	3.05
Total Starz
OTT subscribers	12.97	15.45
Linear subscribers	6.23	7.75
Total Starz subscribers	19.20	23.20
Revenue. Consolidated revenue decreased $26.0 million. The decrease in Starz Networks revenue reflects declines in revenue of $16.6 million from traditional linear services and OTT revenue of $9.4 million. These decreases resulted from the continued decline in revenue from traditional linear services and a higher mix of discounting on the OTT services. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
During the three months ended September 30, 2025 and the three months ended September 30, 2024, the following original series premiered on STARZ:

Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
Title	Premiere Date	Title	Premiere Date
Blood of My Blood Season 1	August 8, 2025	Serpent Queen Season 2	July 12, 2024
Couple Next Door Season 2	September 19, 2025	Power Book II: Ghost Season 4, Part 2	September 6, 2024
		Three Women Season 1	September 13, 2024
Programming Amortization. The level of programming amortization for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during such period, therefore programming amortization generally increases in periods where new original series premiere.

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$156.8	$179.5	$(22.7)	(12.6)%
International	—	2.6	(2.6)	n/a
	$156.8	$182.1	$(25.3)	(13.9)%

STARZ ENTERTAINMENT CORP.
During the three months ended September 30, 2025, Blood of My Blood Season 1 premiered on the Starz Platform on August 8, 2025, compared to the premiere of three original series during the three months ended September 30, 2024. The premiere of fewer series during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, contributed to a decrease in programming amortization for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Other Operating Expenses and Advertising and Marketing Expenses. Other operating expenses include programming related salaries, residual expenses, development costs, credit losses on accounts receivable, and foreign exchange gains and losses. The level of other operating expenses and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the Starz Platform during such period. Advertising and marketing costs generally increase in periods where new original series premiere.
Other Operating Expenses. Other operating expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$38.1	12.0%	$38.6	11.0%	$(0.5)	(1.3)%
International	—	n/a	0.2	5.0%	(0.2)	n/a
Share-based compensation expense	0.7	n/a	1.1	n/a	(0.4)	n/a
	$38.8	12.0%	$39.9	11.0%	$(1.1)	(2.8)%
_______________________
Other operating expenses decreased in the three months ended September 30, 2025 due to decreases at Starz Networks of $0.5 million, resulting from a decrease in app commissions due to lower OTT revenue. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
Advertising and Marketing Expenses. Advertising and marketing expenses by segment were as follows for the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$78.4		$75.2		$3.2	4.3%
International	—		0.3		(0.3)	n/a
	$78.4	24%	$75.5	22%	$2.9	3.8%
Advertising and marketing expenses increased in the three months ended September 30, 2025 primarily due to an increase in direct response and originals advertising and marketing costs as compared to the three months ended September 30, 2024. Blood of My Blood, which premiered during the quarter, was in its first season. As a result, we spent additional advertising and marketing resources to drive awareness and subscriber acquisition associated with this first season show.
General and Administrative Expenses. General and administrative expenses by segment and share-based compensation which is not allocated to our segments were as follows for the three months ended September 30, 2025 and 2024:

STARZ ENTERTAINMENT CORP.

	Three Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$25.8		$22.8		$3.0	13.2%
International	—		0.5		(0.5)	n/a
Share-based compensation expense	3.0		3.0		—	—%
	$28.8	9.0%	$26.3	7.6%	$2.5	9.5%

During the three months ended September 30, 2025, Starz Networks' general and administrative expenses increased $3.0 million as compared to the three months ended September 30, 2024. Such increase resulted from additional expenses for, among other things, directors’ and officers’ and other insurance, director fees, additional internal and external accounting, legal and administrative resources and certain other costs due to Starz becoming an independent public company. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$0.7	$1.1
General and administration	3.0	3.0
Restructuring and other	0.2	0.3
	$3.9	$4.1
_______________________
Depreciation and Amortization Expense. Depreciation and amortization of $47.9 million for the three months ended September 30, 2025 increased $6.7 million from $41.2 million in the three months ended September 30, 2024, due primarily to the reduction in the useful life of our Starz Traditional Affiliate customer relationship finite-lived intangible asset from 16 years to 14 years effective January 1, 2025.
Restructuring and Other. Restructuring and other increased $6.1 million in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, and includes restructuring costs, certain transaction-related and other expenses, and unusual charges or benefits, as applicable. The increase is primarily the result of legal and other costs incurred related to transaction-related expenses. See Note 9, Restructuring and Other, for further details.
Interest Expense. Interest expense of $15.8 million in the three months ended September 30, 2025 increased $3.5 million from three months ended September 30, 2024 due primarily to an increase in our programming related obligations.
Income Tax Benefit. We had an income tax expense of $(0.4) million in the three months ended September 30, 2025, compared to an income tax benefit of $(0.4) million in the quarter ended September 30, 2024. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets.
Net (Loss) Income from Continuing Operations. Net loss from continuing operations for the three months ended September 30, 2025 was $52.6 million. This compares to net loss from continuing operations for the three months ended September 30, 2024 of $30.6 million.
Non-GAAP Measures
Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted for share-based compensation, restructuring and other costs, and unusual gains or losses (such as goodwill and intangible asset impairment), when applicable.

STARZ ENTERTAINMENT CORP.
•Depreciation and amortization as presented on our consolidated statement of operations.
•Adjusted share-based compensation represents share-based compensation excluding the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, which are included in restructuring and other expenses, when applicable.
•Restructuring and other includes restructuring costs, certain transaction-related and other expenses, and unusual items, when applicable.
•Goodwill impairment and intangible asset impairment, when applicable.
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

	Three Months Ended
	September 30,
	2025	2024
	Actual	Actual
	(Amounts in millions)
Operating loss	$(34.8)	$(17.0)
Depreciation and amortization	47.9	41.2
Restructuring and other	5.0	(1.1)
Share-based compensation expense(1)	3.7	4.1
Adjusted OIBDA	$21.8	$27.2
_______________________
(1)    Share-based compensation expense for the three months ended September 30, 2025 excludes $0.2 million of share-based compensation expense, which is included within restructuring and other. See Note 7, Capital Stock, for further details.
The following table sets forth Adjusted OIBDA by segment:

	Three Months Ended
	September 30, 2025	September 30, 2024
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$320.9	$343.0	$3.9	$346.9
Programming amortization	(156.8)	(179.5)	(2.6)	(182.1)
Other operating	(38.1)	(38.6)	(0.2)	(38.8)
Advertising and marketing	(78.4)	(75.2)	(0.3)	(75.5)
General and administrative	(25.8)	(22.8)	(0.5)	(23.3)
Adjusted OIBDA(1)	$21.8	$26.9	$0.3	$27.2
_______________________

STARZ ENTERTAINMENT CORP.
(1)    Share-based compensation expense excluded from Adjusted OIBDA for the three months ended September 30, 2025 and September 30, 2024 includes $0.7 million and $1.1 million, respectively, in other operating expenses, and $3.0 million and $3.0 million, respectively, in general and administrative expenses. See Note 7, Capital Stock, for further details.
Starz Networks Adjusted OIBDA of $21.8 million for the three months ended September 30, 2025, decreased by $5.1 million from the three months ended September 30, 2024. Such decrease resulted primarily from lower revenue due to lower subscribers partially offset by a decrease in programming amortization from fewer original series premiering on the Starz Platform either shortly before or during the three months ended September 30, 2025.
Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended September 30, 2025 and September 30, 2024.

	Six Months Ended
	September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$443.9	$466.6	$(22.7)	(4.9)%
Linear and other revenue	196.7	227.9	(31.2)	(13.7)%
Total revenue	640.6	694.5	(53.9)	(7.8)%
Expenses:
Programming amortization	319.3	330.0	(10.7)	(3.2)%
Other operating	75.3	79.2	(3.9)	(4.9)%
Advertising and marketing	141.8	158.2	(16.4)	(10.4)%
General and administrative	57.9	52.9	5.0	9.5%
Depreciation and amortization	96.6	82.8	13.8	16.7%
Restructuring and other	11.4	(1.7)	13.1	(770.6)%
Total expenses	702.3	701.4	0.9	0.1%
Operating loss	(61.7)	(6.9)	(54.8)	794.2%
Interest expense	(29.0)	(23.1)	(5.9)	25.5%
Interest and other income	0.2	1.9	(1.7)	(89.5)%
Other expense	(4.3)	(3.7)	(0.6)	16.2%
Loss on extinguishment of debt	—	(4.9)	4.9	(100.0)%
Loss from continuing operations	(94.8)	(36.7)	(58.1)	158.3%
Income tax (expense) benefit	(0.3)	7.2	(7.5)	(104.2)%
Net loss from continuing operations	$(95.1)	$(29.5)	$(65.6)	222.4%
Net income from discontinued operations, net of income taxes	—	3.1	(3.1)	(100.0)%
Net loss	$(95.1)	$(26.4)	$(68.7)	260.2%
_______________________
Revenue. Consolidated revenue decreased $53.9 million. The decrease in Starz Networks revenue reflects declines in revenue of $31.2 million from traditional linear services and OTT revenue of $22.7 million. These decreases resulted from the continued decline in revenue from traditional linear services and a higher mix of discounting on the OTT services and the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.

STARZ ENTERTAINMENT CORP.
During the six months ended September 30, 2025 and September 30, 2024, the following original series premiered on STARZ:

Year Ended September 30, 2025		Year Ended September 30, 2024
Title	Premiere Date	Title	Premiere Date
Black Mafia Family Season 4	June 6, 2025	Mary & George Season 1	April 5, 2024
Blood of My Blood Season 1	August 8, 2025	Power Book II: Ghost Season 4 Part 1	June 7, 2024
Couple Next Door Season 2	September 19, 2025	Serpent Queen Season 2	July 12, 2024
		Power Book II: Ghost Season 4, Part 2	September 6, 2024
		Three Women Season 1	September 13, 2024
Programming Amortization. The level of programming amortization for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during the period, therefore programming amortization generally increases in periods where new original series premiere.

	Six Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$319.3	$325.6	$(6.3)	(1.9)%
International	—	4.4	(4.4)	n/a
	$319.3	$330.0	$(10.7)	(3.2)%
During the six months ended September 30, 2025, Black Mafia Family Season 4 premiered on the Starz Platform on June 6, 2025, Blood of My Blood Season 1 premiered on August 8, 2025, and Couple Next Door Season 2 premiered on September 19, 2025, in comparison to a greater number of season premieres in the six months ended September 30, 2024. As a result of the difference in volume of premieres between the two periods, the programming amortization for the six months ended September 30, 2025 was lower than the six months ended September 30, 2024.
Other Operating Expenses and Advertising and Marketing Expenses. Other operating expenses include programming related salaries, residual expenses, development costs, credit losses on accounts receivable, and foreign exchange gains and losses. The level of other operating expenses and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the Starz Platform during such period. Advertising and marketing costs generally increase in periods where new original series premiere.
Other Operating Expenses. Other operating expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$73.7	12.0%	$76.6	11.0%	$(2.9)	(3.8)%
International	—	n/a	0.7	11.0%	(0.7)	n/a
Share-based compensation expense	1.6	n/a	1.9	n/a	(0.3)	n/a
	$75.3	12.0%	$79.2	11.0%	$(3.9)	(4.9)%
_______________________
Other operating expenses decreased in the six months ended September 30, 2025 due to decreases at Starz Networks of $2.9 million, resulting from a decrease in app commissions due to lower OTT revenue. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
Advertising and Marketing Expenses. Advertising and marketing expenses by segment were as follows for the six months ended September 30, 2025 and September 30, 2024:

STARZ ENTERTAINMENT CORP.

	Six Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$141.8		$157.6		$(15.8)	(10.0)%
International	—		0.6		(0.6)	n/a
	$141.8	22%	$158.2	23%	$(16.4)	(10.4)%
Advertising and marketing expenses decreased in the six months ended September 30, 2025 primarily due to a decrease in direct response and originals advertising and marketing costs as compared to the six months ended September 30, 2024 from lower overall spend resulting from fewer original series airing in the current year period along with increased efficiency in our marketing operations in 2025 as compared to the prior year.
General and Administrative Expenses. General and administrative expenses by segment and share-based compensation which is not allocated to our segments were as follows for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$50.6		$44.3		$6.3	14.2%
International	—		1.2		(1.2)	n/a
Share-based compensation expense	7.3		7.4		(0.1)	(1.4)%
	$57.9	9.0%	$52.9	7.6%	$5.0	9.5%
During the six months ended September 30, 2025, Starz Networks' general and administrative expenses increased $6.3 million as compared to the six months ended September 30, 2024. Such increase resulted from additional expenses for, among other things, directors’ and officers’ and other insurance, director fees, additional internal and external accounting, legal and administrative resources and certain other costs due to Starz becoming an independent public company. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
The following table presents share-based compensation expense by financial statement line item:

	Six Months Ended
	September 30,
	2025	2024
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$1.6	$1.9
General and administration	7.3	7.4
Restructuring and other	2.4	0.3
Total share-based compensation expense	$11.3	$9.6
_______________________
Depreciation and Amortization Expense. Depreciation and amortization of $96.6 million for the six months ended September 30, 2025 increased $13.8 million from $82.8 million in the six months ended September 30, 2024, due primarily to the reduction in the useful life of our Starz Traditional Affiliate customer relationship finite-lived intangible asset from 16 years to 14 years effective January 1, 2025.

STARZ ENTERTAINMENT CORP.
Restructuring and Other. Restructuring and other increased $13.1 million in the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, and includes restructuring costs, certain transaction-related and other expenses, and unusual charges or benefits, as applicable. The increase is the result of legal and other costs incurred to complete the Separation, content recoveries recognized during the six months ended September 30, 2024, and an increase in stock-based compensation resulting from a modification for restricted share units vesting to allow for a cash payment in lieu of share issuance. See Note 9, Restructuring and Other, for further details.
Interest Expense. Interest expense of $29.0 million in the six months ended September 30, 2025 increased $5.9 million from six months ended September 30, 2024 due primarily to an increase in our programming related obligations.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $4.9 million for six months ended September 30, 2024 was related to the write-off of debt issuance costs associated with the Exchange Transaction.
Income Tax Benefit. We had an income tax expense of $(0.3) million in the six months ended September 30, 2025, compared to an income tax benefit of $7.2 million in the six months ended September 30, 2024. For the six months ended September 30, 2025, our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets. For the six months ended September 30, 2024, our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, changes in the valuation allowance against our deferred tax assets, and the release of uncertain tax positions.
Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended September 30, 2025 was $95.1 million, in comparison to net loss from continuing operations for the six months ended September 30, 2024 of $29.5 million.
Non-GAAP Measures
See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024 Non-GAAP Measures" for a definition of Adjusted OIBDA, our use of this measure and its limitations.

	Six Months Ended
	September 30,
	2025	2024
	Actual	Actual
	(Amounts in millions)
Operating loss	$(61.7)	$(6.9)
Depreciation and amortization	96.6	82.8
Restructuring and other	11.4	(1.7)
Share-based compensation expense(1)	8.9	9.3
Adjusted OIBDA	$55.2	$83.5
_______________________
(1)    Share-based compensation expense for the six months ended September 30, 2025 excludes $2.4 million of share-based compensation expense, which is included within restructuring and other. See Note 7, Capital Stock, for further details.
The following table sets forth Adjusted OIBDA by segment:

	Six Months Ended
	September 30, 2025	September 30, 2024
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$640.6	$688.3	$6.2	$694.5
Programming amortization	(319.3)	(325.6)	(4.4)	(330.0)
Other operating	(73.7)	(76.6)	(0.7)	(77.3)
Advertising and marketing	(141.8)	(157.6)	(0.6)	(158.2)
General and administrative	(50.6)	(44.3)	(1.2)	(45.5)
Adjusted OIBDA(1)	$55.2	$84.2	$(0.7)	$83.5

STARZ ENTERTAINMENT CORP.
_______________________
(1)    Share-based compensation expense excluded from Adjusted OIBDA for the six months ended September 30, 2025 and September 30, 2024 includes $1.6 million and $1.9 million, respectively, in other operating expenses, and $7.3 million and $7.4 million, respectively, in general and administrative expenses. See Note 7, Capital Stock, for further details.
Starz Networks Adjusted OIBDA of $55.2 million for the six months ended September 30, 2025, decreased by $29.0 million from the six months ended September 30, 2024. Such decrease resulted from lower revenue due to lower subscribers partially offset by a decrease in programming amortization from fewer original series premiering on the Starz Platform either shortly before or during the six months ended September 30, 2025. Lower advertising and marketing expenses also offset the lower revenue due to fewer original series premiering in the 2025 period as well as increased efficiency in our marketing operations in 2025.
Liquidity and Capital Resources
Sources of Cash
Our liquidity and capital resources for the three months ended September 30, 2025 were provided principally through cash generated from operations, our new $150 million revolving credit facility, programming related obligations, and the monetization of trade accounts receivable (each defined above).
As of September 30, 2025 and September 30, 2024, we had cash and cash equivalents of $37.0 million and $17.8 million, respectively.
New Credit Agreement and Existing Notes
As of September 30, 2025, we had $300.0 million and $325.1 million, respectively, outstanding under our new Term Loan A and 5.5% Senior Notes due 2029. No amounts were outstanding under our new $150.0 million revolving credit facility. As of March 31, 2025, we had $715.0 million outstanding of the 5.5% Senior Notes which included $389.9 million of the Exchange Notes which were assumed by New Lionsgate at the Separation.
See Note 4, Debt, for a discussion of our corporate debt.
Programming Related Obligations
We utilize programming related obligations to fund certain of our film and television productions or licenses during production through the time the program airs on the Starz Platform. Our programming related obligations include unsecured programming notes and a secured production loan. Programming notes and production loans represent individual loans for the license of certain of our film and television programs. The Company had $88.2 million of programming notes outstanding with repayment dates in October 2025 through November 2025 and $16.2 million of the production loan outstanding at September 30, 2025 due in 2027.
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
Uses of Cash
As a stand-alone company, our principal uses of cash include payments for licensing, acquisition, and production of our programming content, advertising and marketing expenditures and general and administrative expenses. We also use cash for debt service (i.e. principal and interest payments) requirements, and capital expenditures.
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to acquire, produce, and market our programming content, while revenue from the exhibition of our programming content is earned over an extended period of time after their acquisition.

STARZ ENTERTAINMENT CORP.
Under the Starz Networks Strategic Content Review and International Restructuring, the net future cash outlay for impairment charges recorded through September 30, 2025 is estimated to be approximately $32.0 million for contractual commitments on content in territories exited and payments on the remaining amounts payable for content removed from our services, net of estimated recoveries. As the Company continues its current strategic review in relation to the current micro and macroeconomic environment, including further review of content strategy and performance, we may decide to remove certain content off the Starz Platform in the future. Accordingly, the Company may incur additional content impairment charges in the future. See, Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, and Management's Discussion and Analysis of Financial Condition and Results of Operations, Starz Networks Strategic Content Review, for further details.
We currently believe that cash flow from operations, cash on hand, availability under our $150 million senior secured revolving credit facility which is undrawn at September 30, 2025, monetization of trade accounts receivable and available programming related obligations will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next twelve months and beyond, including the funding of programming content including amounts under our originals licensing and production agreements, and programming output and library agreements. We monitor our cash flow, liquidity, availability, capital base, content spending, capital expenditures, debt service and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investments in programming content in the short-term and long-term through our cash flow from operations, our production related loans, the monetization of trade accounts receivable, borrowings from our $150.0 million revolving credit facility which is undrawn at September 30, 2025, and available programming related obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, and/or equity or debt financing. If additional financing beyond our existing sources cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates have caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose assets and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
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
Material Cash Requirements from Known Contractual Obligations and Commitments
The following table sets forth our significant contractual and other obligations as of September 30, 2025 and the estimated timing of payment:

STARZ ENTERTAINMENT CORP.

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of September 30, 2025 (on-balance sheet arrangements) (1)
Term Loan A	$300.0	$3.8	$296.2
5.5% Senior Notes	325.1	—	325.1
Programming related obligations(2)	104.4	88.2	16.2
Programming related payables	333.8	312.7	21.1
Operating lease obligations	61.6	10.4	51.2
	$1,124.9	$415.1	$709.8
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Programming related payables commitments(3)	$281.1	$87.7	$193.4
Interest payments(4)	174.7	41.7	133.0
Other contractual obligations(5)	49.0	46.9	2.1
	504.8	176.3	328.5
Total future repayment of debt and other commitments under contractual obligations	$1,629.7	$591.4	$1,038.3
 ___________________
(1)See Note 4, Debt, for further information on our corporate debt and financing transactions following the completion of the Separation. See Note 5, Programming Related Obligations, for further information on programming related obligations.
(2)Programming related obligations includes the secured production loan with an outstanding balance of $16.2 million, due in 2027. See Note 5, Programming Related Obligations, for further information on programming related obligations.
(3)Programming related payables commitments include program rights commitments not reflected on our balance sheets as they did not then meet the criteria for recognition.
(4)Includes cash interest payments on our Term Loan A, 5.5% Senior Notes, and operating lease liabilities.
(5)Includes advertising and marketing commitments.
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
For additional details of commitments and contingencies, see Note 16, Contingencies.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue on the balance sheet. As disclosed in Note 8 to the accompanying financial statements, remaining performance obligations were $41.5 million as of September 30, 2025 and $39.4 million as of March 31, 2025.
Discussion of Operating, Investing, Financing Cash Flows
Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024
Cash and cash equivalents increased by $19.2 million for the six months ended September 30, 2025 and decreased by $18.2 million for the six months ended September 30, 2024. Components of these changes are discussed below in more detail.

STARZ ENTERTAINMENT CORP.
Operating Activities. Cash flows provided by (used in) operating activities attributable to continuing operations for the six months ended September 30, 2025 and 2024 were as follows:

	Six Months Ended
	September 30,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Net cash flows provided by (used in) operating activities - continuing operations	$39.3	(17.8)	$57.1
The increase in cash provided by operating activities from continuing operations in the six months ended September 30, 2025, compared to the six months ended September 30, 2024 is primarily due to timing of receipts and payments of accounts receivable, accounts payable, accrued liabilities, and programming related payables.
Investing Activities. Cash provided by (used in) investing activities attributable to continuing operations for the six months ended September 30, 2025 and September 30, 2024 were as follows:

	Six Months Ended
	September 30,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
New Lionsgate revolving credit facility – increases	$151.8	$(176.7)	$328.5
New Lionsgate revolving credit facility – decreases	(70.2)	96.3	(166.5)
Capital expenditures	(12.1)	(9.6)	(2.5)
Deferred purchase price of receivables sold	1.2	—	1.2
Net cash provided by (used in) investing activities - continuing operations	$70.7	$(90.0)	$160.7
Cash provided by (used in) investing activities attributable to continuing operations for the six months ended September 30, 2025 primarily reflects cash provided from the LG Studios Business through the New Lionsgate revolving credit facility (i.e. Intercompany Revolver), offset by repayments to the revolving credit facility and cash used for capital expenditures. Cash flows used in investing activities for the six months ended September 30, 2024, primarily reflects cash provided to the LG Studios Business through the Intercompany Revolver and cash used for capital expenditures.
Financing Activities. Cash (used in) provided by financing activities attributable to continuing operations for the six months ended September 30, 2025 and September 30, 2024 were as follows:

	Six Months Ended
	September 30,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Distribution of Exchange Notes to New Lionsgate upon Separation	$(389.9)	$—	$(389.9)

Debt – borrowings, net of debt issuance and redemption costs	394.8	176.8	218.0
Debt – repurchases and repayments	(103.0)	(216.5)	113.5
Net borrowings and repurchases of debt	291.8	(39.7)	331.5

Programming related obligations – borrowings	299.6	121.5	178.1
Programming related obligations – repayments	(286.7)	(53.8)	(232.9)
Net proceeds from programming related obligations	12.9	67.7	(54.8)

Parent net investment	(5.6)	65.4	(71.0)
Net cash (used in) provided by financing activities – continuing operations	$(90.8)	$93.4	$(184.2)
_____________

STARZ ENTERTAINMENT CORP.
Cash used in financing activities attributable to continuing operations for the six months ended September 30, 2025 primarily reflects $291.8 million of borrowings from our Term Loan A, net of deferred financing costs, borrowings and repayments from the Revolving Credit Facility, $12.9 million in net borrowings from production related obligations, the release of the Company's obligation with respect to the $389.9 million of Exchange Notes at Separation and the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
Cash flows provided by financing activities attributable to continuing operations for the six months ended September 30, 2024 reflects net debt repayments of $39.7 million under the Old Lionsgate Revolving Credit Facility and proceeds from programming related obligations borrowings of $67.7 million. In addition, $65.4 million of intercompany activity with Old Lionsgate was reflected as cash provided by financing activities in the six months ended September 30, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency and Interest Rate Risk Management
Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. Our exposure to foreign currency exchange risk is related to transactions in currencies other than the U.S. Dollar. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments may be used in the future to manage our interest rate exposure. We only enter financial derivative contracts to hedge a specific financial risk.
Currency Rate Risk. The Company entered into forward foreign exchange contracts during the six months ended September 30, 2025 to hedge our foreign currency exposures on future programming production costs denominated in British Pounds. These contracts are entered into with major financial institutions as counterparties. Refer to Note 13, Derivative Instruments and Hedging Activities, for further details.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and has entered into $150.0 million worth of pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Refer to Note 13, Derivative Instruments and Hedging Activities, for further details.
Our variable interest rate programming notes incur SOFR-based interest at a weighted average rate of approximately 8.8%, and the production loan incur SOFR-based interest of 6.5%.
At September 30, 2025, our Term Loan A had an outstanding carrying value of $300.0 million, with a fair value of $300.0 million, and our 5.5% Senior Notes had an outstanding carrying value of $325.1 million, with a fair value of $259.3 million.
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2025:

		Year Ended December 31,					Fair Value
	2026	2027	2028	2029	Thereafter	Total	September 30, 2025
			(Amounts in millions)
Variable Rates:
Term Loan A	$7.5	$18.0	$274.5	$—	$—	$300.0	$300.0
Average Interest Rate			7.2%
Programming notes	$88.2	$—	$—	$—	$—	$88.2	$88.2
Average Interest Rate	8.8%
Production Loan	$—	$16.2	$—	$—	$—	$16.2	$16.2
Average Interest Rate		6.5%
Fixed Rates:
5.5% Senior Notes	$—	$—	$—	$325.1	$—	$325.1	$259.3
Fixed Interest Rate				5.5%

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
As of September 30, 2025, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Securities
No common shares were purchased by us during the three months ended September 30, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
There were no adoptions or terminations of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2025 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”). Nor did any of our directors or officers adopt or terminate a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K for the three months ended September 30, 2025.

STARZ ENTERTAINMENT CORP.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date / Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.2	May 7, 2025
3.1	Articles of Starz Entertainment Corp.	8-K	3.1	May 7, 2025
3.2	Notice of Articles of Starz Entertainment Corp.	8-K	3.2	May 7, 2025
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of June 29, 2021.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of October 31, 2021.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of March 15, 2022.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of July 21, 2022.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of January 12, 2023.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of June 21, 2023.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8	Supplemental Indenture No. 8, dated as of March 29, 2024.	8-K	4.1.8	May 7, 2025
4.1.9	Supplemental Indenture No. 9, dated as of April 23, 2024.	8-K	4.1.9	May 7, 2025
4.1.10	Supplemental Indenture No. 10, dated as of May 8, 2024.	8-K	4.1.10	May 7, 2025
4.1.11	Supplemental Indenture No. 11, dated as of May 13, 2024.	8-K	4.1.11	May 7, 2025
4.1.12	Supplemental Indenture No. 12, dated as of September 25, 2024.	8-K	4.1.12	May 7, 2025
4.1.13	Supplemental Indenture No. 13, dated as of December 31, 2024.	8-K	4.1.13	May 7, 2025
4.1.14	Supplemental Indenture No. 14, dated as of February 3, 2025.	8-K	4.1.14	May 7, 2025
4.1.15	Supplemental Indenture No. 15, dated as of February 3, 2025.	8-K	4.1.15	May 7, 2025
4.1.16	Supplemental Indenture No. 16, dated as of April 3, 2025.	8-K	4.1.16	May 7, 2025
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted as Inline XBRL and contained in Exhibit 101).
*     Management contract or compensatory plan or arrangement.
x     Filed herewith
xx     Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

STARZ ENTERTAINMENT CORP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2025.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer