Form 10-KT
period 2025-12-31
STARZ ENTERTAINMENT CORP /CN/
filed 2026-02-26
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ___________
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2025 to December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value the voting and non-voting stock held by non-affiliates of the registrant was approximately $189 million. As of February 11 2026, 16,781,237 of the registrant’s common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held in 2026 are incorporated by reference into Part III of this Transition Report on Form 10-KT.

STARZ ENTERTAINMENT CORP.

STARZ ENTERTAINMENT CORP.
SUMMARY OF RISK FACTORS
An investment in Starz involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Transition Report on Form 10-KT. Below are some of these risks, any one of which could have a material adverse effect on our business, financial condition, results of operations, and prospects:
Risks Related to Starz and the Company
•Starz is a smaller, less diversified company than its predecessor Old Lionsgate was, with a different financial profile.
•Starz faces risks related to the restructuring of its business, which have affected and may continue to affect the value of its assets.
•Starz’s efforts to attract and retain subscribers or sustain engagement may not be successful.
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
•Starz faces economic, political, and regulatory risks from doing business with international licensing partners.
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

STARZ ENTERTAINMENT CORP.
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

STARZ ENTERTAINMENT CORP.
FORWARD-LOOKING STATEMENTS
This Transition Report on Form 10-KT includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “potential,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “forecasts,” “may,” “will,” “could,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors found in this Transition Report on Form 10-KT filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the "Form 10-KT"). These risk factors should not be construed as exhaustive and should be read with this entire Form 10-KT and the other cautionary statements and information in this report.
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

STARZ ENTERTAINMENT CORP.
PART I
ITEM 1. BUSINESS.
Separation
Unless otherwise indicated or as the context requires, all references to the “Company,” “Starz,” “we,” “us,” and “our” refer to (i) following the Separation (as defined below), Starz Entertainment Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries and (ii) prior to the Separation as the context requires, the Starz Business (as defined below). Prior to the Separation, as defined and further discussed below, the business of what would become Starz Entertainment Corp. (the “Company”) substantially consisted of Lions Gate Entertainment Corp's (“Old Lionsgate” or “Parent”) Media Networks segment consisting of (i) Starz Networks, which included the domestic distribution within the U.S. and Canada of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct-to-consumer basis through the STARZ App and through wholesale U.S. and Canada OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”), and (ii) International, which at that time primarily consisted of the OTT distribution of subscription video services outside the U.S. and Canada. (“LIONSGATE+”) (collectively referred to as the “Starz Business”). Old Lionsgate also had a subsidiary Lionsgate Studios Corp. (formerly trading on the Nasdaq Stock Market under the ticker symbol LION) (“Legacy Lionsgate Studios”) that included the company’s motion picture and television studio operations (collectively referred to as the “LG Studios Business”).
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by an arrangement agreement, dated as of January 29, 2025, as amended March 12, 2025 (as amended, the "Arrangement Agreement") completed the separation of the LG Studios Business of Old Lionsgate from Starz Business (the “Separation”). As a result of the Arrangement Agreement immediately following the Separation, the pre-transaction shareholders of Old Lionsgate owned shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, Starz Business previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders.
Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the LG Studios Business as compared to the Company and the continued involvement of Old Lionsgate’s senior management with New Lionsgate following the completion of the Separation, New Lionsgate (which holds the LG Studios Business) is considered the accounting spinnor or divesting entity and Starz Entertainment Corp. (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate was determined to be the accounting predecessor to New Lionsgate and the Company's pre-Separation financial information has been prepared on a carve-out basis and are derived from Old Lionsgate’s consolidated financial statements and accounting records. Financial statements presented for periods prior to the Separation reflect the Company's combined historical financial position, results of operations and cash flows as they were historically managed. From and after the effective date of the Separation, the Company's financial statements are presented on a consolidated basis. For convenience, the financial statements for all periods presented, including the historical results of the Company prior to the Separation, are now referred to as the "consolidated financial statements."
On May 8, 2025, the Board of Directors of the Company (the "Board of Directors"), approved a change in fiscal year end of the Company from March 31 to December 31. As a result of this change, the Company is now filing this Transition Report on Form 10-KT for the nine-month transition period from April 1, 2025 to December 31, 2025.
Overview
Starz is a leading provider of premium subscription video programming to consumers in the U.S., offering thousands of hours of content to its subscribers including its critically acclaimed and award-winning scripted original series. Starz sells its services on a direct-to-consumer basis and through various distributors, including over-the-top providers (such as Amazon, Apple, Google and Hulu) and multichannel video programming distributors (such as Comcast, Charter, DIRECTV and DISH Network). Launching in April 2016, Starz was among the first standalone over-the-top services offering premium video programming. Starz’s over- the-top service is consistently among the top dozen most subscribed video subscription services in the U.S. In October 2025, Starz changed its operations in Canada resulting in its partner assuming all operational oversight of the service and Starz moving to a content licensing arrangement.

STARZ ENTERTAINMENT CORP.
Starz’s flagship premium service STARZ had 17.63 million U.S. subscribers as of December 31, 2025 (not including subscribers who receive programming free as part of a promotional offer). STARZ offers premium original series and recently released and library movies without advertisements. Starz’s other services, STARZ ENCORE and MOVIEPLEX, offer theatrical and independent library movies as well as original and classic television series also without advertisements. Starz’s services include a stand-alone, direct-to-consumer app, 17 linear networks, and on-demand and online viewing platforms. Starz’s “linear networks” listed in the table below offer the exhibition of titles on a scheduled basis on a programmed channel (as compared to on demand viewing at a time chosen by the subscriber). The STARZ App and online viewing platforms offer thousands of hours of monthly movies and series episodes from studio partners on an on-demand basis, including first-run content, along with a growing line-up of successful original programming. Starz’s services are offered directly to consumers via the STARZ App and via Starz’s website at www.starz.com as well as through Starz’s retail partners (such as Apple and Google) for a recurring fee, or by Starz’s distributors to their subscribers either at a recurring price as part of a programming tier, package or bundle with other products or services, or on an a la carte basis.
The table below depicts the STARZ App and Starz’s 17 existing linear services, along with their respective on-demand services, and highlights some of their key attributes.
Corporate Strategy
Designed to complement any television offering for general audiences across both wholesale and retail over-the-top, as well as traditional multichannel video programming distributor platforms, STARZ is a subscription service delivering premium original series and hit movies with appeal to women and underrepresented audiences.
Starz is focusing on developing and distributing authentic and engaging original programming that resonates with audiences that have been traditionally underrepresented (or underserved) in the premium television space.

STARZ ENTERTAINMENT CORP.
The STARZ App is available across digital platforms (including but not limited to iOS, Android, Amazon Fire, and Roku) and offers a user experience that has received high user ratings on both the iOS and Android store platforms and received Editor’s Choice awards from both Apple and Google Play’s editorial teams. Subscribers have access to thousands of hours of content across Starz’s library of quality programming, along with the ability to download and watch STARZ original series, blockbuster theatricals and favorite classic television series and movies.
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
Starz works with its distributors to increase the number of subscribers to its services. To accomplish this, Starz may help fund the distributors’ efforts to market its services or may offer discounts or waivers of license fees during limited-time promotional periods. Starz believes these efforts enhance its relationship with distributors, improve the awareness of its services, and maximize subscribers and revenue over the term of these affiliation agreements.
Distributors report the number of subscribers to Starz’s services and pay for services, generally on a monthly basis. The agreements are usually structured to be multi-year agreements with staggered expiration dates so agreements are renewed on a rolling basis, and certain agreements provide for annual contractual rate increases.
STARZ App
The STARZ App is the single destination for both direct over-the-top subscribers and distributor authenticated subscribers to stream or download Starz’s original series and movie content. The STARZ App:
•Is available for purchase as a standalone over-the-top service for a recurring monthly fee or on a discounted multi-month plan;
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
Starz Original Programming
Starz is a leader in high-quality, bold premium programming developed for women and underrepresented audiences, with approximately 20% of content available on Starz’s services consisting of programming original to Starz. Starz defines its mandate as delivering programming that is for, by, and about women and underrepresented voices. Starz continually seeks out programming that reflects this mandate, whether through acquisition or development of hit shows, and uses this guiding principle throughout the creative process. For example, Starz not only retains scouts to identify literary content that aligns with this mandate, but also actively engages with underrepresented communities to discover writers and producers to create shows in line with this focus. Starz’s resulting slate is driven by critically acclaimed and award-winning scripted original series with highly engaged audiences (as measured by overall watch time and social media engagement).
STARZ Original Series like “Outlander” and “Power” have become tent-pole franchises with multiple spin-off and derivative series to meet audience demand. STARZ also has brought audiences groundbreaking new series including “P-Valley” and “BMF,” among many others. Starz contracts with studios and production companies to produce original programming that appears on its services.

STARZ ENTERTAINMENT CORP.
For the nine months ended December 31, 2025, Starz delivered a strong lineup of original programming for women and underrepresented audiences including new seasons of the “Power” cinematic universe hit series “Power Book III: Raising Kanan” (Season 4); and "Power Book IV: Force" (Season 3) and the prequel to the time travel, fantasy series “Outlander,” "Blood of My Blood (Season 1), and the prequel to the Starz previous hit series "Spartacus" from 2010-2013, "Spartacus: House of Ashur" (Season 1), among several other series premieres. These original programming premieres, coupled with an increased volume of theatrical output titles, drive subscription and overall watch time across key cohorts, including movie lovers, women, and underrepresented minorities.
Output and Content License Agreements
Starz’s services prominently feature movies that have been released theatrically. Starz has an exclusive multiyear output licensing agreement with New Lionsgate for Lionsgate label titles theatrically released in the U.S. starting January 1, 2022, and for New Lionsgate’s Summit label titles theatrically released in the U.S. starting January 1, 2023. Starz enjoys exclusivity vis-à-vis other services during all of its windows in this licensing agreement. However, there are periods between Starz’s windows when New Lionsgate can license the content to third parties. Starz also has an exclusive multiyear output licensing agreement with Universal for live-action films theatrically released in the U.S. starting January 1, 2022. The Universal agreement provides Starz with rights to exhibit these films immediately following their initial windows.
Under these agreements, Starz has valuable exclusive rights to air these new movies on linear television services, on-demand or online services during specific windows. Generally, except on a transactional on-demand or pay-per-view basis, no other linear, online streaming or other video service may air or stream these recent releases during Starz’s windows.
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
Our library deals with major studios are typically amended on a periodic basis to add new titles and windows, with some studios choosing to license library content on an annual basis. As of February 10, 2026, we have windows through at least the following years in our significant output and library programming agreements:

Significant output programming agreements	Significant library programming agreements
Studio	Studio
Lionsgate (at least 2030) Universal (at least 2029)	Lionsgate (at least 2028) Universal (at least 2028) Sony (at least 2027) Twentieth Century Fox/Disney (at least 2026) Warner Bros. (at least 2028)
Starz’s output agreements generally require payment for movies at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per movie and a cap on the number of movies that can be provided to Starz each year). The amounts Starz pays for library content vary based on each specific agreement, but generally reflect an amount per movie, series or other programming commensurate with the quality (e.g., utility and perceived popularity) of the content being licensed.
Transmission
Starz currently uplinks its programming for its linear services to non-pre-emptible, protected transponders on two satellites positioned in geo-synchronous orbit. These satellites feed their signals to various swaths of the Americas. Starz leases these transponders under multi-year agreements. Starz currently transmits to these satellites from uplink facilities provided by a third-party vendor.
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

STARZ ENTERTAINMENT CORP.
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
Specialized Skill and Knowledge
Starz’s management team brings together strong complementary skills, expertise and experience in various aspects of the media and entertainment industry, including franchise content creation, data/analytics, technology, linear and digital wholesale distribution and the direct-to-consumer business, as well as in strategic planning, financing, legal, sales, marketing and mergers and acquisitions.
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
Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers’ expectations regarding the availability of video content and their willingness to pay for access to such content. These changes include the increase in the number of advertising-supported video on demand services or free, ad-supported streaming linear channels (also known as "FAST channels"). As a result, the success of Starz’s business is dependent not only on the quality and acceptance of its programming, but also on its ability to successfully compete with current and new competitors in both retaining its existing subscriptions and attracting new ones.
Intellectual Property
Starz currently uses a number of trademarks, service marks, copyrights, patents, domain names, and similar intellectual property in connection with Starz’s businesses. Starz either licenses such intellectual property or owns it outright (including owning trademark and patent registrations and applications to register such trademarks and patents both domestically and internationally). Starz believes that ownership of, and/or the right to use, such trademarks, service marks, copyrights, patents, domain names and similar intellectual property is an important factor in Starz’s businesses and that Starz’s success depends, in part, on such ownership or license rights.
Seasonality (Business Cycles)
Starz is generally not subject to cyclical or seasonal fluctuations, but may be significantly impacted by the risk factors set forth in the section entitled “Risk Factors—Risks Related to Starz and the Company. Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect Starz’s business, financial condition, results of operations or cash flows."

STARZ ENTERTAINMENT CORP.
Dependence on Key Contracts
Starz’s business is not dependent on any specific key customer contract. In addition to distribution of programming on a direct-to-consumer basis, Starz’s business does depend, in part, on distributors that carry its programming, as set forth in the risk factor entitled “Risk Factors—Risks Related to Starz and the Company. Starz depends on distributors that carry its programming, and no assurance can be given that Starz will be able to maintain and renew these affiliation agreements on favorable terms or at all.”
Human Capital Matters
Employees
Starz employs 517 individuals as of February 10, 2026. Starz also utilizes consultants in the ordinary course of its business.
Recruitment
Starz leadership team works across the organization to oversee talent practices related to recruitment, hiring, advancement, workplace policies and culture, with the objective of supporting equitable opportunities and sustained organizational performance.
•Hiring Process: Starz has implemented hiring practices designed to attract the best talent in the industry through a fair, consistent, and accessible process.
•Internship Programs: Starz has implemented an internship program focused on widening the talent pipeline and increasing opportunities across the entertainment industry.
•Strategic Supplier Engagement Program: The mission of Starz’s Strategic Supplier Engagement Program is, to deliver more competitive pricing, quality, service, innovation and creativity in procurement of services by expanding access to partnership opportunities and embedding inclusive sourcing practices within our procurement framework.
Starz’s Code of Business Conduct and Ethics governs conduct with, and applies to, our suppliers, vendors, contractors and agents, as applicable.
Employee Resource Groups
Starz provides its employees with the opportunity to form an array of Employee Resource Groups (“ERGs”) which offers employees the chance to build community and enhance cross-cultural presence and awareness, develop leadership skills and network across various business units and levels at Starz. The ERGs are voluntary, employee-led groups that are open to everyone and help foster an engaging and inclusive workplace. We currently have eight ERGs that engage 60% of our employees, reflecting strong company-wide participation and connection to our culture.
Community Involvement
Starz is committed to act responsibly and to seek to make a positive difference in the community through strategic partnerships and Starz’s volunteer program, which seeks to provide opportunities for employees to partner with a diverse range of charitable organizations.
Starz encourages employees to volunteer for and serve on boards of non-profit organizations and to be committed to the philanthropic contributions of Starz’s employees and provides corporate matching to eligible non-profit organizations.
Engagement
Starz conducts an annual employee engagement survey to measure engagement, evaluate employee experience, and areas of organizational strength and opportunity. Starz employees complete performance management conversations at set points throughout the year focusing on performance, goals, development, feedback and well-being.
Training and Development
Starz conducts annual employee trainings on anti-harassment, privacy and information technology security, the Foreign Corrupt Practices Act, as well as manager training. Starz provides training and development to all employees, focusing on career development, professional development and industry knowledge.

STARZ ENTERTAINMENT CORP.
Employee Benefits and Programs
Starz offers a comprehensive benefits package which includes health, dental and vision insurance, disability and life insurance, family forming benefits, mental health support, resources for caregiving (children and adult family), online fitness and meditation classes, and new parent coaching. Starz offers programs to develop and enrich the employee experience with offerings such as tuition reimbursement, leadership development programs, mentorship, and additional programs to help support specific populations.
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
On May 8, 2025, the Board of Directors approved a change in fiscal year end of the Company from March 31 to December 31. As a result of this change, the Company is now filing this Transition Report on Form 10-K for the nine-month transition period from April 1, 2025 to December 31, 2025.
Available Information
This Transition Report on Form 10-KT, and future Annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website at https://investors.starz.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”) and file such material with the Canadian Securities Administrators (the “CSA”) where it is made available under our profile at www.sedarplus.ca.
The Company’s Disclosure Policy, Corporate Policy Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics, Related Person Transaction Policy, Charter of the Audit & Risk Committee, Charter of the Compensation Committee and Charter of the Nominating and Corporate Governance Committee and any amendments thereto are also available on the Company's website, https://investors.starz.com, as well as in print to any shareholder upon request to Starz’s Corporate Secretary, at either of its principal executive offices.
The information posted on our website is not incorporated into this Transition Report on Form 10-KT. We will disclose on our website any waivers of, or amendments to, our Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions.
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
ITEM 1A. RISK FACTORS.
You should carefully consider the following risks as well as other information included in, or incorporated by reference into this Form 10-KT. The risk and uncertainties described below are not the only ones facing the Company; additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of these risks and uncertainties occur, they could adversely affect our business, financial condition, operating results, cash flows, liquidity and prospects.

STARZ ENTERTAINMENT CORP.
Risks Related to Our Business
Starz is a smaller, less diversified company than its predecessor Old Lionsgate was, with a different financial profile.
Starz is a smaller, less diversified company than its predecessor Lionsgate was, with a business concentrated on the distribution of premium subscription video services. As a result, Starz is dependent on its ability to develop and distribute programming that resonates with viewers and results in subscribers for its service and may be more vulnerable to changing market conditions, which could have a material adverse effect on Starz’s businesses, financial condition and results of operations. In addition, the diversification of revenue, costs, and cash flows is diminished compared to its predecessor Lionsgate, such that its results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. Starz may also lose capital allocation efficiency and flexibility, as the Company will no longer be able to use cash flow from the LG Studios Business.
Starz has incurred and will continue to incur costs and expenses under the Transition Services Agreement entered into as part of the Separation and has incurred other costs and expenses associated with being a public company following the completion of the Separation and will continue to do so, including costs associated with certain tax and compliance filings.
While Starz believes that it will have sufficient cash and cash equivalents (including cash from operations to fund its operations) and its third party financings for the foreseeable future, Starz may also seek additional funds from third-party sources in the future, including traditional bank financing, other secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to Starz on attractive terms, in the amounts needed, or at all. The decision to obtain additional capital will depend on, among other things, Starz’s business plans, operating performance and condition of the capital markets. Rising or continued elevated interest rates or any disruption in the capital markets could make it more difficult and expensive for Starz to raise additional capital or refinance its existing indebtedness. If Starz raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of its common shares, and Starz’s shareholders may experience dilution. Any large equity or equity-linked offering could adversely affect Starz’s share price.
Starz faces risks related to the restructuring of its business, which have affected and may continue to affect the value of its assets.
As a result of changes in the media and entertainment industry and their impact on Starz, Starz has engaged in the restructuring of its operations from time to time. For example, in the fiscal year ended March 31, 2023, Starz began a plan to restructure its international LIONSGATE+ business, which included the over-the-top distribution of Starz’s LIONSGATE+ branded premium subscription video services outside the U.S. and Canada. In preparation for the Separation, Starz performed a strategic review of content performance across all its platforms both in the U.S. and international territories, resulting in certain programming being removed from those platforms and written down to fair value. Starz also changed its operations in Canada in October 2025, resulting in its partner assuming all operational oversight of the service and Starz moving to a licensing agreement.
Changes in macroeconomic conditions, changes in consumer behavior and consumer consumption levels of our content may result in further restructurings and may further impair the value of Starz assets. When these changes or events occur, Starz has historically needed and may in the future need to write down the value of its assets, including further write downs of programming content, net, which has a balance of $993.8 million as of December 31, 2025.
As of December 31, 2025, the carrying value of Starz’s definite-lived intangible assets, including customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies was $690.9 million. The asset group including amortizable intangible assets is tested for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of the asset may not be recoverable. For the nine months ended December 31, 2025, and the fiscal year ended March 31, 2025 no indicators of impairment were identified. For the fiscal year ended March 31, 2024, we performed an impairment analysis of the amortizable intangible assets. Based on Starz’s impairment analysis, the estimated undiscounted cash flows exceeded the carrying amount of the assets and therefore no impairment charge was required. Should a review indicate a write down to fair value is required, any such charge could be material to Starz’s reported net earnings in a given reporting period.

STARZ ENTERTAINMENT CORP.
Starz’s efforts to attract and retain subscribers or sustain engagement may not be successful.
Starz’s ability to continue to attract and retain subscribers and sustain engagement depends in part on its ability to consistently provide compelling content choices, effectively market its services, and provide a quality user experience for its subscribers. Furthermore, its competitors’ relative service levels, content offerings, pricing and related features may adversely affect Starz’s ability to attract and retain subscribers and sustain engagement. For example, in the future, it is possible that prices for Starz services may increase, which could result in subscribers cancelling their subscriptions or potential subscribers not choosing to sign up for its services. Subscribers cancel their subscriptions for many reasons, including a perception that they do not use the service sufficiently, that a particular program they subscribed for has ended, that they need to cut household expenses, the end of a promotional period, dissatisfaction with content, a preference for competitive services, and customer service issues that they believe are not satisfactorily resolved. Adverse economic conditions, including global pandemics, inflation or a recession, may also adversely affect Starz’s ability to attract and retain subscribers or sustain engagement.
Starz incurs significant advertising and marketing expenditures to attract and retain subscribers and sustain engagement with subscribers, and retention of those subscribers and their engagement with Starz content is important to its business model. Starz continually seeks to add new subscriptions both to replace canceled subscriptions and to grow beyond its current subscription base. If excessive numbers of subscribers cancel its services, Starz may be required to incur significantly higher advertising and marketing expenditures than it currently anticipates to replace these subscribers with new subscribers. If Starz is unable to successfully compete with current and new competitors in both retaining its existing subscriptions and attracting new subscriptions, it could adversely affect Starz’s business, financial condition, results of operations, and cash flows.
Starz’s business depends on viewer preferences, which are difficult to predict.
Starz’s success depends, in part, upon popularity, viewer preferences and audience acceptance of its content. These preferences are subject to influences such as the critical acclaim of its content, the format in which content is released, the talent involved, the genre and specific subject matter of its content, audience reaction to its content, the quality and acceptance of content that its competitors release into the marketplace, the availability of alternative forms of entertainment (including user-generated content) and leisure activities, general economic conditions and other tangible and intangible factors. These influences are difficult to predict and in some cases are subject to influences beyond its control. Starz may not be able to anticipate and react effectively to shifts in tastes and interests. A change in viewer preferences could cause Starz’s programming to decline in popularity, which could adversely affect the terms of its affiliation agreements with distributors or jeopardize their renewal. Reduced popularity of its programs or negative publicity associated with its content or brands may decrease its audience share, viewer reach, and engagement. If Starz is unable to develop, acquire, or maintain a sufficiently diverse and compelling portfolio of content that resonates with a broad range of audiences, our ability to attract new subscribers, sustain engagement, and retain existing subscribers could be adversely affected, which could have a material adverse effect on its business, financial condition and results of operations.
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

STARZ ENTERTAINMENT CORP.
Increased competition may drive up talent and production costs and has required Starz to increasingly commit to “straight-to-series" orders for programming instead of pilot orders. The increased financial commitment for a straight-to-series order also could increase the risks associated with such an order. For example, if a program ordered as a straight-to-series order does not meet anticipated production or quality standards or is otherwise not accepted by audiences, more costly revisions to the programming may be necessary. In addition, many of Starz’s competitors have greater capital resources, and therefore may be able to have greater amounts of available content and/or outbid it for projects and talent (including through the use of exclusive first-look arrangements), and may be able to copy Starz’s successful programming strategies to its detriment or react more quickly than it can to shifts in tastes and interests. Starz also faces increased costs for programming as the result of renegotiations of major collective bargaining agreements.
As Starz begins to produce original programming directly rather than through third party production companies, Starz is responsible for production costs and related expenses directly, including costs relating to talent retention, and such activity will require significant resources and management attention. Our productions may be directly impacted by future negotiations and renewals of entertainment industry collective bargaining agreements, changes to various applicable tax credit regimes, and the potential imposition of U.S. tariffs on international productions. As both a producer and distributor of content, we will face potential liability for negligence, intellectual property infringement, and other similar or related claims based on the nature and content of the materials we acquire, create or distribute.
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
Although Starz currently distributes programming through affiliation agreements with many distributors, including Altice, Amazon, Charter, Comcast, Cox, DIRECTV, DISH Network, Hulu and Verizon, a few major distributors account for a material percentage of Starz’s revenue. In the nine months ended December 31, 2025, Starz generated 29.0% of its revenue from Amazon.com, Inc. and its subsidiaries. Starz cannot assure you that it will maintain favorable relationships with its distributors, that its offerings will continue to be attractive to distributors, or that it or they will not be adversely affected by economic conditions, including as a result of global pandemics, inflation or a recession.

STARZ ENTERTAINMENT CORP.
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
Developments in technology and new content delivery products and services have also led to an increased amount of video content, as well as changes in consumers’ expectations regarding the availability of video content and their willingness to pay for access to such content. These changes include the increase in the number of advertising-supported video on demand services or free, ad-supported streaming linear channels (also known as FAST channels). The use of artificial intelligence ("AI"), machine learning, and large language models is evolving rapidly and becoming more prevalent in business operations and Starz’s ability to compete could be adversely affected if its competitors gain an advantage by using such technologies. Technology such as AI may be used in ways that increase access to publicly available free or relatively inexpensive content that may reduce demand for Starz products and services. Regulations governing new technological developments, such as developments in AI, remain unsettled, and these developments may affect aspects of Starz’s existing business model, including revenue streams for the use of Starz’s intellectual property and how it creates its entertainment products. While Starz is engaged in efforts to respond to and mitigate the risks from these changes, there can be no assurance that it will successfully anticipate or respond to these developments. Failure to effectively anticipate or adapt to emerging competitors, content distribution platforms, changes in consumer behavior and shifting technology and business models could have an adverse effect on Starz’s competitive position, business, financial condition, results of operations and cash flows.
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
Although Starz currently carries business interruption insurance for potential losses (including earthquake-related losses), there can be no assurance that such insurance will be sufficient to compensate for losses that may occur or that such insurance may continue to be available on affordable terms. Any losses or damages incurred by Starz could have a material adverse effect on its business, financial condition, results of operations and cash flows.

STARZ ENTERTAINMENT CORP.
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

STARZ ENTERTAINMENT CORP.
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
Starz faces economic, political, and regulatory risks from doing business with international licensing partners.
For example, Starz has an exclusive licensing agreement with Bell Media pursuant to which Starz licenses its brand and certain of its original series to Bell for Bell’s exploitation on a Starz-branded service in Canada. As a result, Starz’s business is subject to certain risks inherent in business with international licensing partners, many of which are beyond its control. These risks may include:
•the potential loss of such licensing partners;
•laws and policies adversely affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•the impact of trade disputes and tariffs; anti-corruption laws and regulations such as the Foreign Corrupt Practices Act that impose strict requirements on how Starz conducts its international licensing and changes in these laws and regulations; and
•the spread of communicable diseases which may impact business in such jurisdictions.
Starz’s actual or perceived failure to comply with such obligations could lead to litigation, fines and penalties, disruptions of its business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
Starz’s business involves risks of legal claims related to the content included in its programming, which could adversely affect its business, financial condition, results of operations and cash flows.
As a distributor of media content, in the ordinary course of business, Starz may face potential claims for defamation, invasion of privacy, negligence, copyright or trademark infringement, claims related to the mature nature of some of its content, and other claims based on the nature and content of the materials distributed or statements made by personnel or talent regarding or promoting those materials or attributable to its business. These types of claims have historically been brought, sometimes successfully, against producers and distributors of media content. Starz also contracts with third parties, and is part of industry agreements with guilds, related to the development, production, marketing and distribution of its original programming. Starz may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, infringe the rights of other parties, become insolvent or engage in fraudulent behavior. To the extent that Starz creates and sells physical or digital merchandise relating to its programming, and/or licenses such rights to third parties, Starz could become subject to product liability, intellectual property or other claims related to such merchandise. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.

STARZ ENTERTAINMENT CORP.
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
Starz regards its intellectual property rights, including service marks, trademarks, domain names, copyrights (including Starz programming and websites), patents, trade secrets and similar intellectual property, as important to its success. Starz relies and expects to continue to rely on a combination of confidentiality and license agreements with its employees, consultants and third parties with whom it has relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect its proprietary rights. Starz may also seek to enforce its proprietary rights through court proceedings or other legal actions. Starz has filed and it expects to file from time to time for trademark, copyright, and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by Starz, third parties may knowingly or unknowingly infringe its intellectual property rights, and accordingly Starz may not be able to prevent infringement or misappropriation without substantial expense.
Key technological aspects of Starz’s services have been developed internally by Starz, including software code, informational databases and other components that aid in the provision of its networks to its distributors or directly to consumers. However, not all of this technology is patented. If the protection of its intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of Starz’s brand, content and other intangible assets may be diminished, competitors may be able to more effectively mimic its services and methods of operations, the perception of its business and services to subscribers and potential subscribers may become confused in the marketplace, and its ability to attract subscribers may be adversely affected.
Starz currently holds various domain names relating to its brand, including starz.com. Failure to protect its domain names could adversely affect Starz’s reputation and brand and make it more difficult for users to find Starz's website and services. Starz may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights.
Piracy is prevalent in many parts of the world, particularly where intellectual property rights and laws are not effectively enforced. Even in countries like the U.S. that have stronger intellectual property laws, legal frameworks that are unresponsive to modern realities, combined with the lack of effective technological prevention and enforcement measures, may impede Starz’s enforcement efforts. Starz’s enforcement activities depend in part on third parties, including technology and platform providers, whose cooperation and effectiveness cannot be assured to any degree. In addition, technological advances that allow the almost instantaneous unauthorized copying and downloading of content into digital formats without any degradation of quality from the original facilitate the rapid creation, transmission, and sharing of high-quality unauthorized copies. Piracy or other infringement of Starz’s intellectual property (including digital content, feature films, television programming, gaming, and other content), brands and other intellectual property could have a material adverse effect on its business, financial condition, results of operations and cash flows. Starz may also need to spend significant amounts of money on improvement of technological platform security and enforcement activities, including litigation, to protect its intellectual property rights. Further, new technologies such as AI and their impact on Starz’s intellectual property rights remain uncertain, and development of the law in this area could impact its ability to protect against infringing uses or result in infringement claims against it.

STARZ ENTERTAINMENT CORP.
From time to time, Starz is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. For example, Starz’s direct-to-consumer service has historically been and continues to be a target for patent infringement allegations from non-practicing patent holders, and new allegations may arise in the future due to technological changes in Starz’s service or the streaming industry generally and the rapid rate of issuance of new patents. Technology or non-practicing entities may assert their patents, seek royalties, or even enter into litigation seeking substantial damages based on allegations of patent infringement regardless of merit. Starz has defended and will continue to defend vigorously against such allegations, which are typically not covered by insurance. However, regardless of the merit of any particular allegation, defending against such an allegation can be expensive, time-consuming and disruptive to Starz’s operations and ultimately unpredictable. In recognition of these considerations, Starz may at certain times have to develop non-infringing technology, adjust its content, merchandising or marketing activities, or enter into licenses or other arrangements to settle and resolve such allegations on commercially reasonable terms where available, though there can be no assurance such agreements can be obtained on acceptable terms, which could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
In addition, litigation may be necessary to enforce Starz’s intellectual property rights, protect its trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could have a material adverse effect on Starz’s business, financial condition and results of operations. The loss of protection of Starz's intellectual property rights, particularly its brand, in a meaningful manner or challenges to related contractual rights could result in erosion of its brand and limit its ability to control marketing of its networks, which could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Starz is, and may in the future become, subject to litigation and other legal proceedings, which could adversely affect its business, financial condition, results of operations and cash flows.
From time to time, Starz is subject to various legal proceedings (including class action lawsuits), claims, regulatory investigations and arbitration proceedings, including actions, claims relating to intellectual property (such as patent infringement claims), employment, wage and hour, consumer protection, consumer privacy (such as the Video Privacy Protection Act (“VPPA”), the California Invasion of Privacy Act (“CIPA”), or similar laws), contractual and commercial disputes, and the production, distribution, and licensing of its content. The outcomes of legal proceedings are inherently uncertain. Any proceedings, actions, claims or inquiries initiated by or against Starz, whether successful or not, may be time consuming, result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business, require it to change its business practices or products, result in negative publicity, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm its business and financial results. In addition, Starz’s insurance may not be adequate to protect it from all material expenses related to pending and future claims. Any of these factors could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Inflation or economic instability in the markets in which Starz operates could adversely affect Starz’s business, financial condition, results of operations and cash flows.
Starz’s business is affected by prevailing economic conditions. Continued or renewed inflation or the imposition of retaliatory tariffs may cause the cost of producing original programming, the cost of obtaining programming or the cost of marketing to rise, and Starz may not be able to cover those increases in the rates it charges to distributors and consumers. Financial instability or a general decline in economic conditions could affect Starz’s business in an adverse manner. Lower household income and decreases in consumer discretionary spending, which is sensitive to general economic conditions, may affect consumer demand for video service subscriptions, in particular with respect to premium video service subscriptions such as STARZ. Economic conditions also could adversely affect Starz’s distributors, resulting in larger than anticipated subscriber declines or distributors exiting the market entirely. A reduction in consumer spending or distributor financial difficulties or failures could lead to a decrease in the number of STARZ subscribers, which could have a material adverse impact on Starz’s business, financial condition, results of operations and cash flows.

STARZ ENTERTAINMENT CORP.
If the technology Starz uses in operating its business fails, is unavailable, or does not operate to expectations, its business, financial condition, results of operations and cash flows could be adversely affected.
Starz utilizes a combination of proprietary and third-party technology to operate its business. This includes the technology that it has developed in-house or licensed from third parties to recommend content to its consumers and enable fast and efficient delivery of content to its subscribers and their various consumer electronic devices. If Starz experiences interruptions or difficulties in this technology, its ability to operate its services, retain existing subscribers and add new subscribers may be impaired and its business, financial condition, results of operations and cash flows could be adversely affected.
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
Starz’s success is also dependent upon its continued ability to transmit its programming to distributors. Starz has entered into multi-year satellite transponder agreements for carriage of the Starz networks’ programming. These agreements provide for replacement transponders and/or replacement satellites, as applicable, throughout the term of the agreements to ensure continued carriage of Starz programming in the event of transponder or satellite failures. Termination or interruption of satellite transmissions may occur and could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows. Despite Starz’s efforts to secure transponder capacity with multi-year satellite transponder agreements, there is a risk that in the future Starz may not be able to secure capacity on a transponder on the same or similar terms, if at all, or find alternative transmission methods.
Starz relies upon the ability of consumers to access its direct-to-consumer service through the internet. If network operators block, restrict or otherwise impair access to its service over their networks, Starz’s service and business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, Starz could incur greater operating expenses and its subscriber acquisition and retention could be negatively affected. Furthermore, to the extent network operators create tiers of internet access service and either charge Starz for or prohibit it from being available through these tiers, its financial condition, results of operations, and cash flows could be adversely affected. Some network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, these network operators have an incentive to use their network infrastructure in a manner adverse to Starz’s continued growth and success. The extent to which network operators are able to provide preferential treatment to their data as opposed to Starz’s or otherwise implement discriminatory network management practices, could adversely affect Starz’s business, financial condition, results of operations, and cash flows.
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

STARZ ENTERTAINMENT CORP.
Protection of electronically stored data is costly and if Starz’s data is compromised in spite of this protection, it may incur additional costs, lost opportunities and damage to its reputation.
Starz maintains information in digital form as necessary to conduct its business, including confidential and proprietary information, copies of films, television programs and other content and personal information regarding its employees and customers. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and Starz’s computer systems are subject to cyberattacks that may result in disruptions in service. Starz develops and maintains systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite its efforts, the possibility of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and risks associated with each of these remain. In addition, Starz provides confidential information, digital content and personal information to third parties when it is necessary to pursue business objectives. While Starz obtains assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk that data systems of these third parties may be compromised. If Starz’s data systems or data systems of these third parties are compromised, its ability to conduct its business may be impaired, it may lose profitable opportunities or the value of those opportunities may be diminished and it may lose revenue as a result of unlicensed use of its intellectual property. Furthermore, a penetration of its network security or other theft or misuse of confidential and proprietary information, digital content or personal employee information could subject it to business, regulatory, litigation and reputation risk, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.
Starz’s activities are subject to a variety of stringent and changing regulatory obligations, which may adversely impact its business, financial condition, results of operations and cash flows.
Privacy. The legal and regulatory environment governing Starz’s collection, generation, use, storage, disclosure and transfer (commonly known as processing) of personal information and other sensitive information is complex and continually evolving. In the ordinary course of its business, Starz collects and uses the personal information of subscribers and potential subscribers through its websites and applications and those of third parties. Collection and use of personal information may subject Starz to a number of complicated data privacy regulations (including regulations such as VPPA, CIPA, and similar laws), security requirements and other obligations that govern the processing of personal data by Starz and on its behalf. For example, several states, including, but not limited to, California, Colorado, Connecticut, Nevada, Virginia and Utah, have enacted data privacy laws which impose significant compliance obligations on covered businesses and substantial statutory fines for noncompliance efforts, and many carry private rights of action. Starz’s actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, reputational harm, and other adverse business consequences. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit Starz’s ability to collect, transfer and use personal information, could adversely affect its business, financial condition, results of operations and cash flows. Starz’s actual or perceived failure to comply with such obligations could subject it to liability, and to the extent that it needs to alter its business model or practices to adapt to these obligations, Starz could incur additional expenses.
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

STARZ ENTERTAINMENT CORP.
Levies/Taxes. Starz’s future effective tax rates could be affected by changes in tax laws, tariffs, or regulations or the interpretation thereof. Governments are increasingly looking to introduce regulations related to media and tax that may apply to Starz’s services, rendering tax rates uncertain. Changes in levy or tax laws and the interpretations thereof could adversely affect Starz’s business, financial condition, results of operations and cash flows. Legislative action may be taken by the U.S. Congress that, if ultimately enacted, could limit the availability of tax benefits or deductions that Starz expects to claim, override tax treaties upon which it expects to rely, or otherwise increase the taxes that the U.S. imposes on Starz’s operations. Such changes could have a material adverse effect on Starz’s effective tax rate and/or require it to take further action, at potentially significant expense, to seek to preserve its effective tax rate. In addition, if proposals were enacted that had the effect of limiting Starz’s ability as a Canadian company to take advantage of tax treaties with the U.S., it could incur additional tax expense and/or otherwise incur business detriment. Unanticipated changes in its effective tax rates could affect its future results of operations. Further, Starz may be subject to examination of its tax returns by various federal, state, and foreign tax jurisdictions. Starz regularly assesses the likelihood of outcomes resulting from possible examinations to determine the adequacy of its provision for income taxes. In making such assessments, it exercises judgment in estimating its provision for income taxes. While Starz believes its estimates are reasonable, it cannot assure you that final determinations from any examinations will not be materially different from those reflected in its historical income tax provisions and accruals. Any adverse outcome from any examinations could have a material adverse effect on Starz’s business, financial condition, results of operations and cash flows.
Network Regulations. Under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern the distribution of Starz’s services by traditional multichannel video programming distributors, including cable, direct broadcast satellite and telco operators. Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, Starz’s network business will be affected. Regulations governing its services are subject to the political process and have been in constant flux historically. Starz cannot assure you that it will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a material adverse effect on its business, financial condition, results of operations and cash flows.
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
Starz believes that its future success will depend to a significant extent upon the performance of its senior executives, artistic talent, and other key employees and on its ability to attract and maintain a high performing and diverse workforce. Starz does not maintain “key man” insurance. In Starz's industry, there is significant competition for highly-skilled business, technical, creative and other personnel. If Starz experiences high executive turnover, fails to adapt its business practices to changes in the industry, or is not successful in recruiting new personnel or in retaining and motivating existing personnel, its operations may be disrupted. In addition, Starz depends on the availability of and its ability to agree to contractual terms to engage a number of actors, writers, directors, producers and others, who are employees of third-party production companies that create its original programming. The loss of any significant corporate personnel or artistic talent could have a material adverse effect on its business, financial condition, results of operations and cash flows.

STARZ ENTERTAINMENT CORP.
Starz’s business could be adversely affected by labor disputes or other union actions.
Starz and many of its content providers, partners, suppliers and vendors employ the services of writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements in the entertainment industry. Such collective bargaining agreements may be renewed or revised in the future on terms that are less favorable to Starz and/or result in higher costs to Starz, including higher costs of production and development. If collective bargaining agreements cannot be renewed, then it is possible that the affected unions could take action in the form of strikes, work slowdowns or work stoppages. Labor disputes or work stoppages may restrict Starz’s access to content, resulting in increased costs and decreased revenue, which could have a material adverse effect on its business, financial condition and results of operations.
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

STARZ ENTERTAINMENT CORP.
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
Starz has $625.1 million of indebtedness, $87.7 million of programming related obligations and $41.4 million for a production loan for the licensing of film and television programs as of February 10, 2026. Starz may also incur additional indebtedness and programming related obligations in the future. This amount of debt could potentially have important consequences to Starz and its debt and equity investors, including:
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
To the extent that Starz incurs additional indebtedness, the foregoing risks could increase. In addition, Starz’s actual cash requirements in the future may be greater than expected. Its cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Starz may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance its debt. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Starz’s indebtedness may make it difficult for it to satisfy its financial obligations, including making scheduled principal and interest payments on its indebtedness and its other obligations; limit its ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions or other general business purposes; increase its cost of borrowing; limit its ability to use its cash flows or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes; require it to use a substantial portion of its cash flows from operations to make debt service payments when due; limit its flexibility to plan for, or react to, changes in its business and industry; place it at a competitive disadvantage compared to its less leveraged competitors; and; increase its vulnerability to the impact of adverse economic and industry conditions, including changes in interest rates and foreign exchange rates.
Starz may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.
A significant portion of Starz’s cash flows from operations is expected to be dedicated to the payments of principal and interest obligations. Starz’s ability to make scheduled payments on or refinance its debt obligations will depend on Starz’s financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond Starz’s control, including global pandemics, wars, recessions and their effects. If Starz’s cash flows from operations decline significantly, it could result in the inability to pay the principal, premium, if any, and interest on its indebtedness.

STARZ ENTERTAINMENT CORP.
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
In addition, Starz conducts a substantial portion of its operations through its subsidiaries. Accordingly, repayment of such indebtedness is dependent on the generation of cash flows by Starz’s subsidiaries and their ability to make such cash available to it, by dividend, debt repayment or otherwise. Unless a Starz subsidiary is a guarantor of Starz’s corporate indebtedness, Starz’s subsidiaries do not have any obligation to pay amounts due on such indebtedness or to make funds available for that purpose. Starz’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable Starz to make payments in respect of its indebtedness. While the agreements governing Starz’s corporate indebtedness limit the ability of Starz’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Starz, these limitations are subject to qualifications and exceptions. In the event that Starz does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness.
Despite its current level of indebtedness, Starz and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to Starz’s financial condition described above.
Starz and its subsidiaries may be able to incur significant amounts of additional indebtedness in the future. Although the agreements governing Starz’s corporate indebtedness contain certain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with such restrictions could be substantial. Such restrictions also will not prevent Starz from incurring obligations that do not constitute indebtedness under such agreements, such as certain qualified receivables financings, programming notes, and production loans. If new debt is added to Starz current debt levels, the related risks that Starz and its guarantors face, now or thereafter, could intensify.
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

STARZ ENTERTAINMENT CORP.
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
However, in the U.S., any changes to Section 7874 ("Section 7874") of the Internal Revenue Code (the “Code”) and the U.S. Treasury regulations promulgated thereunder, as well as the treatment of expatriated companies under Section 7874 for income treaty purposes, could affect our status as a non-U.S. corporation for U.S. federal tax purposes or could result in the application of certain adverse U.S. federal income tax rules. Any such changes could have prospective or retroactive application. If we were to be treated as a U.S. corporation for federal tax purposes, we could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation. In such a case, our business, financial condition and results of operations would experience a material adverse effect. In addition, non-U.S. shareholders would be subject to U.S. withholding tax on the gross amount of any dividends paid by us to such shareholders (subject to an exemption or reduced rate available under an applicable tax treaty).
The development and production of original programming requires substantial financial commitment, which can occasionally be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for us to complete the production, or make the production of additional seasons more expensive. If Starz is unable to produce original programming content on a cost-effective basis our business, financial condition and results of operations would experience a material adverse effect.
Our tax rate is uncertain and may vary from expectations.
There is no assurance that we will be able to maintain any particular effective corporate tax rate because of uncertainty regarding the tax policies of jurisdictions in which we and our affiliates operate. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse impact on our business, financial condition and results of operations.
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

STARZ ENTERTAINMENT CORP.
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
We use third-party service providers to perform a variety of functions throughout our business, application providers, hosting providers, supply chain resources and data back-up service providers. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. Components of the vendor risk management program include, for example, conducting risk assessments for certain vendors, regularly reviewing certain vendors’ written security programs, reviewing security assessments and responses to security questionnaires, auditing of certain vendors, vulnerability scans related to vendors, and the imposition of certain contractual information security obligations for certain vendors.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Transition Report on Form 10-KT, including “Protection of electronically stored data is costly and if Starz’s data is compromised in spite of this protection, it may incur additional costs, lost opportunities and damage to its reputation.”
Governance
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit & Risk Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Executive Vice President, Technology and our General Counsel. Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Our Executive Vice President, Technology and our General Counsel and other senior executives work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. Our cybersecurity incident response team has over 32 years combined information technology and cybersecurity experience, and includes individuals with key information technology and cybersecurity certifications. In addition, the Company’s incident response processes include reporting to the Audit & Risk Committee for certain cybersecurity incidents.
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

STARZ ENTERTAINMENT CORP.
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
In addition, Starz leases 100,119 square feet at 6363 S. Fiddler’s Green Circle, Greenwood Village, CO (per a lease that expires in June 2034) and subleased approximately 18,000 square feet from Lionsgate Studios Corp. at 530 Fifth Avenue, New York, New York (per a lease that expired in August 2025). Following the expiration of the 530 Fifth Avenue lease, Starz began leasing approximately 20,269 square feet at 100 Park Ave, New York, NY 10017 (per a lease that expires in May 2038).
Starz believes that its current facilities are adequate to conduct its business operations for the foreseeable future. Starz believes that it will be able to renew these leases on similar terms upon expiration. If it cannot renew, Starz believes that it could find other suitable premises without any material adverse impact on its operations.

STARZ ENTERTAINMENT CORP.
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
Claims and legal proceedings may be brought against the Company without merit, are inherently uncertain, are difficult to predict, and the Company’s view on these matters may change as events unfold. Reasonably possible losses, if any, are not estimable, however, based on our current understanding and evaluation of the relevant facts and circumstances, as of December 31, 2025, the Company is not a party to any pending claims or legal proceedings for which management believes the resolution would have a material adverse effect on the Company’s financial position, results of operations or cash flows, and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.
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
Although Starz believes that the existing allegations are without merit, there can be no assurance that the plaintiffs will not be successful in obtaining relief sought in their amended complaints. If the plaintiffs are successful, they may issue a notice of default to the trustee of the 5.5% Senior Notes and seek accelerated payments for amounts due thereunder. These actions may result in an outcome that could have a material adverse impact on Starz’s business, operations and financial conditions as well as our stakeholders, as any such action could require payments on the 5.5% Senior Notes earlier than expected.
The Company is party to arbitration claims arising from alleged violation of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws relating to the Company’s alleged use of a third-party pixel on the website for its subscription video service. Although the outcome of this matter cannot be predicted with certainty, management does not presently believe that the resolution of this matter will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

STARZ ENTERTAINMENT CORP.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
We have one class of common shares of no par value per share listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “STRZ.”
Holders
As of February 10, 2026, there were approximately 1,540 shareholders of record of our common shares. The foregoing number of record holders reflects only the registered holders of our common shares as listed on the books of our transfer agent. It does not include the number of beneficial owners who hold shares through banks, brokerage houses, or other institutions. Each such institution is counted as a single record holder, regardless of the number of beneficial owners it represents.
Dividends
The timing, declaration, amount and payment of future dividends, if any, is determined by our Board of Directors, at its discretion, and is dependent on a number of factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit agreements. Moreover, if our Board of Directors determines to pay any dividends in the future, there can be no assurance that we will continue to pay such dividends or the amount of such dividends. We cannot guarantee the amount of dividends paid in the future, if any. Starz did not pay any dividends during the nine months ended December 31, 2025.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans will be incorporated by reference from the Company's definitive proxy statement on Schedule 14A, which we expect to file with the SEC by April 2, 2026.
Performance Graph
The following graph compares the total cumulative stockholder return on the Company's common stock for the period from May 7, 2025 (the date STRZ began trading on Nasdaq) through December 31, 2025, with the total cumulative return of the S&P Mid-Cap 400 Index (the "S&P 400") and the Dow Jones US Media Sector Index for the period commencing May 7, 2025 and ending December 31, 2025. All values assume that $100 was invested on May 7, 2025, in STRZ common shares and each applicable index and all dividends were reinvested.
The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of STRZ common shares.

STARZ ENTERTAINMENT CORP.

Company Name / Index	May 7, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Starz Entertainment Corp.	$100.0	$143.5	$131.5	$104.5
S&P MidCap 400	$100.0	$109.2	$115.2	$117.1
Dow Jones U.S. Media Sector	$100.0	$119.2	$114.1	$113.8
The graph and related information are being furnished solely to accompany this Form 10-KT pursuant to Item 201(e) of Regulation S-K and shall not be deemed “soliciting materials” or materials to be “filed” with the SEC (other than as provided in Item 201 of Regulation S-K), nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

STARZ ENTERTAINMENT CORP.
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

STARZ ENTERTAINMENT CORP.
In addition to the Canadian withholding tax on actual or deemed dividends, a Non-Canadian Holder also needs to consider the potential application of Canadian income tax on capital gains. A Non-Canadian Holder will generally not be subject to tax under the ITA in respect of any capital gain arising on an actual or deemed disposition of common shares (including, generally, on a purchase by the Company on the open market) unless at the time of disposition such shares constitute “taxable Canadian property” of the holder for purposes of the ITA and such Non-Canadian Holder is not entitled to relief under an applicable tax treaty. If the common shares are listed on a designated stock exchange (which includes Nasdaq) at the time they are disposed of, they will generally not constitute taxable Canadian property of a non-Canadian Holder unless, at any time during the 60-month period immediately preceding the disposition of the common shares, the Non-Canadian Holder, persons with whom such Non-Canadian Holder does not deal at arm's length, or the Non-Canadian Holder together with such non-arm’s length persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and at such time, more than 50% of the fair market value of the shares was derived from one or any combination of (i) real or immovable property situated in Canada, (ii) Canadian resource properties, (iii) timber resource properties, and (iv) options in respect of, interests in, or civil law rights in, such properties.
Assuming that the common shares have never derived their value principally from any of the items listed in (i)-(iv) above, capital gains derived by a Non-Canadian Holder from the disposition of common shares will generally not be subject to tax in Canada.
Issuer Purchases of Equity Securities
No common shares were purchased by us during the three months ended December 31, 2025.
Unregistered Sales of Equity Securities
None.
ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Separation
Unless otherwise indicated or as the context requires, all references to the “Company,” “Starz,” “we,” “us,” and “our” refer to (i) following the Separation (as defined below), Starz Entertainment Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries and (ii) prior to the Separation as the context requires, the Starz Business (as defined below). Prior to the Separation, as defined and further discussed below, the business of what would become Starz Entertainment Corp. (the "Company", "we", "us" or "our"), substantially consisted of the Company of Lions Gate Entertainment Corp.'s ("Old Lionsgate" or "Parent") Media Networks segment, consisting of (i) Starz Networks, which included the domestic distribution within the U.S. and Canada of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct-to-consumer basis through the STARZ App and through wholesale U.S. and Canada OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”), and (ii) International, which at that time primarily consisted of the OTT distribution of subscription video services outside the U.S. and Canada (“LIONSGATE+”) (collectively referred to as the “Starz Business”). Old Lionsgate also had a subsidiary Lionsgate Studios Corp. (formerly trading on the Nasdaq Stock Market under the ticker symbol LION) (“Legacy Lionsgate Studios”) that included the company’s motion picture and television studio operations (collectively referred to as the “LG Studios Business”).
See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for further details regarding the Separation, International Restructuring, and Basis of Presentation of the Company and the accompanying financial statements.

STARZ ENTERTAINMENT CORP.
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by an arrangement agreement dated as of January 29, 2025, as amended March 12, 2025 (as amended, the “Arrangement Agreement”), completed the separation of the LG Studios Business of Old Lionsgate from the the Starz Business (the “Separation”). As a result of the Arrangement Agreement, immediately following the Separation, the pre-transaction shareholders of Old Lionsgate owned shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business as previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders.
To complete the Separation, pre-transaction shareholders of Old Lionsgate’s Class A common shares received one and twelve one-hundredths (1.12) New Lionsgate common shares and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares while Old Lionsgate’s Class B common shares received one share of New Lionsgate common shares and one share of Starz Entertainment Corp.’s common shares. As a result of the steps described above, each of New Lionsgate and Starz have a single class of “one share, one vote” common shares. Starz Entertainment Corp.’s common shares were then consolidated on a 15-to-1 basis, such that every fifteen (15) Starz common shares were consolidated into one Starz common share (the “Reverse Stock Split”). See Note 9, Capital Stock, for further details.
Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the LG Studios Business as compared to the Company and the continued involvement of Old Lionsgate’s senior management with New Lionsgate following the completion of the Separation, New Lionsgate (which holds the LG Studios Business) is considered the accounting spinnor or divesting entity and Starz Entertainment Corp. (which holds the Starz Business) is considered the accounting spinnee or divested entity. As a result, Old Lionsgate was determined to be the accounting predecessor to New Lionsgate and the Company's pre-Separation financial information has been prepared on a carve-out basis and are derived from Old Lionsgate’s consolidated financial statements and accounting records. Financial statements presented for periods prior to the Separation reflect the Company's combined historical financial position, results of operations and cash flows as they were historically managed. From and after the effective date of the Separation, the Company's financial statements are presented on a consolidated basis. For convenience, the financial statements for all periods presented, including the historical results of the Company prior to the Separation are now referred to as the “consolidated financial statements.” See Basis of Presentation below.
Starz Networks Strategic Content Review
During the years ended March 31, 2025 and March 31, 2024, in preparation for the Separation, Starz evaluated the programming on the Starz Platform and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company.
As a new standalone company, management continues to strategically review its content and performance.
International Restructuring
During fiscal 2023, Old Lionsgate began a plan to restructure and shut down its international LIONSGATE+ business. During the year ended March 31, 2025, Old Lionsgate continued executing the restructuring plan, which included exiting all international territories as of May 2024 except Canada (included in the Starz Networks segment) and India and Southeast Asia (which were included in the International segment until transferred to New Lionsgate April 1, 2025 as discussed below in "Overview - Segments"). The historical results of operations of international territories that were shut down are presented as discontinued operations in these financial statements for the year ended March 31, 2025. See Note 19, Discontinued Operations, for further details.
Canada
In October 2025, Starz changed its operations in Canada resulting in its partner assuming all operational oversight of the service and Starz moving to a content licensing arrangement.
Basis of Presentation
From and after the effective date of the Separation, the Company’s financial statements are presented on a consolidated basis.

STARZ ENTERTAINMENT CORP.
For periods prior to the Separation, the Starz Business operated as a segment of Old Lionsgate and not as a separate entity. The Starz Business’s financial statements prior to the Separation were prepared on a carve-out basis and were derived from Old Lionsgate’s consolidated financial statements and accounting records and reflect the Starz Business’s combined historical financial position, results of operations and cash flows in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Prior to the Separation, a management approach was applied to determine the carve-out basis of presentation. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.
For periods subsequent to the Separation, the accompanying consolidated financial statements include the accounts of Starz Entertainment Corp. and all of its majority-owned and controlled subsidiaries. For convenience, the financial statements for all periods presented, including the historical results of the Company prior to the Separation, are now referred to as the “consolidated financial statements”.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
All revenue and costs, as well as assets and liabilities directly associated with the business activity of the Company are included in the accompanying financial statements. Revenue and costs associated with the Company are specifically identifiable in the accounting records maintained by Old Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Media Networks segment of Old Lionsgate. In addition, these costs include an allocation of corporate general and administrative expense (inclusive of share-based compensation) which has been allocated to the Company as further discussed below.
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
Prior to the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Starz Business was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Starz Business or to the LG Studios Business to fund operating activities when needed. Cash and cash equivalents of the Company are reflected in the accompanying consolidated balance sheets. Payables to and receivables from Old Lionsgate related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the LG Studios Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Starz Business and LG Studios Business were accounted for as parent net investment. See Note 17, Due To/From LG Studios Business, for further details.
Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate are reasonable. However, the allocations may not include all the actual expenses that would have been incurred by Starz had we been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had we been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had we been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions we might have performed directly or outsourced and strategic decisions we might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. See Note 17, Due To/From LG Studios Business, for further details of the allocations included in the accompanying financial statements.

STARZ ENTERTAINMENT CORP.
The issuer of Old Lionsgate's 5.5% senior notes due April 15, 2029 (the “5.5% Senior Notes”) was Starz Capital Holdings, LLC (previously known as Lions Gate Capital Holdings LLC), a Starz entity. The 5.5% Senior Notes were generally used as a method of financing Old Lionsgate's operations in totality and were not specifically identifiable to the LG Studios Business or the Starz Business. It is not practical to determine what the capital structure would have been historically for the Starz Business or the LG Studios Business prior to the Studio Separation as standalone companies; however, the 5.5% Senior Notes were issued by a subsidiary of Starz and are representative of the overall debt levels, that were expected for the Company following the completion of the Separation. In May 2024, the Company issued $389.9 million aggregate principal amount of new 5.5% exchange notes due 2029 (the “Exchange Notes”) in exchange for $389.9 million of the existing 5.5% Senior Notes (the "Exchange Transaction"). As a result of the Exchange Transaction, the principal amount of the 5.5% Senior Notes outstanding was reduced to $325.1 million and total aggregate debt outstanding, including $300.0 million outstanding per Term Loan A, was $625.1 million. See Note 5, Debt, for further details. Upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate. The remaining 5.5% Senior Notes remained with the Company upon completion of the Separation. A portion of Old Lionsgate's corporate debt, (the revolving credit facility, term loan A and term loan B, together referred to as the “Old Lionsgate Senior Credit Facilities”) had been assumed by the LG Studios Business under an intercompany note and accordingly, the Old Lionsgate Senior Credit Facilities and related interest expense are not reflected in the Company’s financial statements.
In connection with the Separation, the Company entered into a new credit agreement (the "Starz Credit Agreement") which provides for a $300.0 million senior secured term loan credit facility and a $150.0 million senior secured revolving credit facility. See Note 5, Debt, for further details.
Additional indebtedness directly related to the Company, including programming notes and a production loan, are reflected in the Company's consolidated financial statements. See Note 6, Programming Related Obligations, for further details.
Old Lionsgate’s corporate general and administrative functions and costs, which were retained within New Lionsgate, have historically been provided to both the Company and the LG Studios Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations, maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax, corporate and other legal support functions, and certain information technology and human resources support functions. Accordingly, for periods prior to the Separation, the accompanying financial statements of the Company include allocations of certain general and administrative expenses (inclusive of share-based compensation) from Old Lionsgate related to these corporate and shared service functions historically provided by Old Lionsgate.
In connection with the Studio Separation, Old Lionsgate established a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement facilitates the allocation to the LG Studios Business of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million charged annually to the Company. The $10.0 million charge of Old Lionsgate’s corporate general and administrative expenses to the Company pursuant to the Shared Services Agreement was designed to reflect the portion of corporate expenses reflective of the level of effort and costs incurred related to management oversight and services provided to the Company following the Studio Separation. Prior to the Studio Separation, these expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.
Old Lionsgate also paid certain expenses on behalf of the Company prior to the Separation such as certain rent expense, employee benefits, insurance and other administrative operating costs which are reflected in the accompanying financial statements. The Company also paid certain expenses on behalf of Old Lionsgate such as legal expenses, software development costs and severance. The settlement of reimbursable expenses between the Company and the LG Studios Business have been accounted for as parent net investment. See Note 17, Due To/From LG Studios Business, for further detail of parent net investment included in the accompanying financial statements.

STARZ ENTERTAINMENT CORP.
Change in Fiscal Year End
On May 8, 2025, the Company's Board of Directors approved a change in Starz’s fiscal year end from March 31 to December 31. As a result of this change, the Company is now filing this Form 10‑KT for the nine‑month transition period from April 1, 2025 to December 31, 2025. Our historical fiscal years 2025 and 2024 continue to be presented for the years ended March 31, 2025 and March 31, 2024, respectively, unless otherwise noted. See Note 16, Additional Financial Information, for the unaudited condensed consolidated statement of operations for the comparable prior‑year period of nine months ended December 31, 2024.
Generally Accepted Accounting Principles
These accompanying financial statements have been prepared in accordance with U.S. GAAP.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the accompanying consolidated financial statements relate to the intangible asset associated with the customer relationships with U.S. MVPDs ("Starz Traditional Affiliates"), which is amortized by taking into account the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset; estimates of future viewership used for the amortization of programming content; the allocation of costs to the Company for certain corporate and shared service functions prior to the Studio Separation; income taxes including the assessment of valuation allowances for deferred tax assets; and impairment assessments for licensed program rights and intangible assets. Actual results could differ from such estimates.
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our North American operations. Starz's continuing operations outside the U.S. and Canada, which historically primarily consisted of our operations in India and Southeast Asia, were reported as International. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
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
Pursuant to our distribution agreements with our distributors, revenue is primarily generated from fees from subscribers who receive the Company's services or based on other factors (variable fee arrangements), or to a lesser extent, may be based on a monthly fixed fee or minimum guarantee, subject to nominal annual escalations.
The variable distribution fee arrangements represent sales or usage-based royalties, which are recognized over the period of such sales or usage by the Company's distributor, which is the same period that the content is provided to the distributor. Estimates of revenue generated, but not yet reported to the Company by its distribution partners, are made based on an estimated number of subscribers using historical trends and recent reporting. The estimates of revenue generated but not yet reported to us by distribution partners requires judgment and could be sensitive to changes in underlying assumptions. The Company regularly evaluates such assumptions and historically, such estimates have been materially in line with revenue amounts when reported.

STARZ ENTERTAINMENT CORP.
In connection with the distribution rights obtained outside of the Starz Platform, we license rights to other parties who distribute our content for a fee. New Lionsgate acts as distributor in certain of these arrangements. In connection with the change of the operations in Canada, which resulted in our partner assuming all operational oversight of the service and Starz moving to a pure licensing agreement, Starz also licenses its content directly.
Expenses
Our primary operating expenses include programming amortization expense, other operating expenses, advertising and marketing expenses, and general and administrative expenses.
Other operating expenses include programming related salaries, residual expenses, provision for credit losses on accounts receivable, operating costs for the direct-to-consumer service, transponder expenses, maintenance and repairs, and foreign exchange gains and losses.
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
The level of programming amortization and advertising and marketing expenses can fluctuate from period to period depending on the number of original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing expenses generally increase in periods where original series premiere.
General and administrative expenses include salaries and other overhead and include allocations for certain general and administrative expenses from Old Lionsgate to the Company related to certain corporate and shared service functions historically provided by Old Lionsgate to the Company, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. See “Basis of Presentation” above and Note 1 and Note 17 for further details on our methodology for allocating these costs. As described in “Basis of Presentation” above, in connection with the Studio Separation, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement allocated to the LG Studios Business all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million that was to be charged annually to the Company.
Allocations of expenses from Old Lionsgate were not necessarily indicative of future expenses and did not necessarily reflect results that would have been achieved as an independent, publicly traded company for the periods presented. Recurring standalone costs may be higher than historical allocations, which may have an impact on profitability and operating cash flows. Now that the Separation is complete, we are incurring expenses for, among other things, directors’ and officers’ insurance and other insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are more fully described in Note 1 to our consolidated financial statements. As disclosed in Note 1 to our consolidated financial statements, the preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations or require management's most difficult, subjective and complex judgments.

STARZ ENTERTAINMENT CORP.
Finite-Lived Intangible Assets. At December 31, 2025 and March 31, 2025, the carrying value of finite-lived intangible assets was approximately $690.9 million and $816.0 million, respectively. Starz's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies (each a “Traditional Affiliate”), which amounted to $626.3 million and $748.0 million at December 31, 2025 and March 31, 2025, for Starz and the Company respectively. The amount of the Starz customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with Old Lionsgate's acquisition of the Company on December 8, 2016, net of amortization recorded since the date of the Company's acquisition. Beginning October 1, 2023, the Company's finite-lived intangible assets also include the trademarks and trade names previously accounted for as indefinite-lived intangible assets. At December 31, 2025, the carrying value of our trademarks, trade names, and patents was $64.6 million.
Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 7 to 14 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years. The Company's estimates related to these factors require considerable management judgment.
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
The Company monitors its finite-lived intangible assets and changes in underlying circumstances over each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of the finite-lived intangible assets. For the year ended March 31, 2025, due to continued changes in the industry related to the migration from linear to OTT and direct-to-consumer consumption, the Company reduced the useful life of its finite-lived intangible assets related to the Starz Tradition Affiliate customer relationships from 16 years to 14 years. This resulted in an increase to amortization expense of $8.3 million for the year ended March 31, 2025. For the nine months ended December 31, 2025, no indicators of impairment were identified.
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
The Company continues to monitor for changes that could significantly decrease the future undiscounted cash flows expected to be generated which could result in an impairment of our amortizable intangible assets, or could require the Company to further shorten the useful life or adopt a more accelerated method of amortization both of which would increase the amount of amortization expense the Company records. Examples of events or circumstances that could result in changes to projected cash flows include the creation and consumer consumption of the Company's content; adverse macroeconomic conditions related to higher inflation and interest rates, and the impact on the global economy from the geopolitical environments including wars, terrorism and multiple international conflicts; volatility in the equity and debt markets which could result in higher weighted-average cost of capital and difficulty in funding the Company's content requirements; the Company's continual contractual relationships with the Company's customers; including the Company's affiliate agreements; and the Company's domestic subscriber growth and engagement rates across the Company's traditional and OTT platforms and changes in consumer behavior.

STARZ ENTERTAINMENT CORP.
Programming Content. Programming content represents content exploited on the Starz Platform. Programming content is typically licensed content (which we refer to as “licensed program rights”), however, in some cases, programming content may be produced or acquired (which we refer to as “owned and produced films and television programs”). Licensed program rights include content licensed from third parties, including New Lionsgate, for specified airing rights and windows over a contractual term. Program licenses typically have fixed terms and require payments during the production of the content by the licensor, at or near delivery of the content or over the term of the license. Payments for content and additions to content assets and the changes in related liabilities, are classified within operating activities on the consolidated statements of cash flows. Amortization of programming content, which is discussed further below, is included in programming amortization expense on the consolidated statement of operations.
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
Amortization. The cost of licensed program rights for films and television programs (including original series) and owned or produced programs are generally amortized on a title-by-title or episode-by-episode basis using an accelerated or straight-line method based on the expected and historical viewership patterns, or the current and anticipated number of exhibitions over the license period or estimated life. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Residuals are expensed in line with the amortization of production costs.
The Company reviews factors impacting the amortization of the content assets on an ongoing basis. The company may shift release dates or rest certain titles to align with subscriber engagement trends and support content optimization.
Impairment Assessment. A film group (as defined below) is evaluated for impairment when events or changes in circumstances indicate that the fair value of a film group is less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.
Estimate of Fair Value. A film group is defined as the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. The Company's film groups are generally aligned with the Company's networks and digital content offerings in the U.S. and licensed in Canada. International distribution outside of the U.S. and Canada is generally on a title-by-title basis. Content removed from the service and abandoned is written down to its fair value, if any, determined using a discounted cash flow approach.
As a result of the strategic review of content performance across Starz's platform, we recorded content impairment charges in the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 of $6.8 million, $156.4 million and $213.0 million, respectively, which are included in continuing operations, restructuring and other in the consolidated statement of operations. See Note 2, Programming Content, and Note 11, Restructuring and Other, to our consolidated financial statements for further details. Discontinued operations for the years ended March 31, 2025 and March 31, 2024, includes impairment charges of $2.5 million and $160.8 million, respectively, related to the restructuring of LIONSGATE+ discussed above. See Note 19, Discontinued Operations, to our consolidated financial statements for further details.

STARZ ENTERTAINMENT CORP.
Revenue Recognition. Revenue may be based on a variable fee (i.e., a fee based on number of subscribers who receive our networks or other subscriber-based factors) or to a lesser extent, may be based on a monthly fixed fee or minimum guarantee, subject to nominal annual escalations. Revenue is also generated through the distribution of our subscription video on demand (“SVOD”) service directly to consumers through the STARZ App. The variable distribution fee arrangements represent sales or usage-based royalties, which are recognized over the period of such sales or usage by our distributor, the same period that the content is provided to the distributor. Estimates of revenue generated but not yet reported to us by our distribution partners are made based on the estimated number of subscribers using historical trends and recent reporting. We regularly evaluate such assumptions and historically, such estimates have been materially in line with revenue amounts when reported.
Fixed fee or minimum guarantee programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. Subscribers through the STARZ App are billed in advance of the start of their monthly or multi-month membership period and revenue is recognized ratably over each applicable membership period. Payments to distributors for marketing support costs for which the Company receives a discrete benefit are recorded as advertising and marketing expense, and payments to distributors for which the Company receives no discrete benefit are recorded as a reduction of revenue.
Our content licensing arrangements include fixed fee arrangements. Revenue is recognized when the content has been delivered, and the window for the exploitation right has begun, which is the point when the customer is able to begin to use and benefit from subscription content.
Income Taxes. We are subject to federal and state income taxes in the U.S., and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in these jurisdictions. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of the Company. We performed an analysis of the four sources of taxable income (taxable income in prior carryback year(s) if carryback is permitted under the tax law, future reversals of existing taxable temporary differences, tax-planning strategies that would, if necessary, be implemented, and future taxable income exclusive of reversing temporary differences and carryforwards) to determine whether a valuation allowance was needed in the various jurisdictions in which the Company operates. Due to cumulative pretax losses incurred in recent years and lack of other positive evidence, we concluded that valuation allowances were primarily required in Canada for the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024, and against US deferred tax assets beginning in the year ended March 31, 2024. As of December 31, 2025, we have a valuation allowance of $647.9 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
Our effective income tax rate differs from the Canadian statutory income tax rate of 15% due to a number of factors, including the overall level and geographic mix of our loss before taxes, changes in tax laws and regulations, changes in valuation allowances on our deferred tax assets, changes in unrecognized tax benefits, tax planning strategies available to us, and other discrete items. Although we are incorporated in Canada, the vast majority of our operations are conducted in the United States, where the federal statutory income tax rate is 21%. As a result, the predominance of U.S.‑sourced income significantly impacts our effective tax rate and contributes to the difference from the Canadian statutory rate. See Note 12, Income Taxes, to our consolidated financial statements for further details.
Recent Accounting Pronouncements
See Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements for a discussion of recent accounting guidance.
RESULTS OF OPERATIONS
Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2025 and December 31, 2024.

STARZ ENTERTAINMENT CORP.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$654.2	$705.6	$(51.4)	(7.3)%
Linear and other revenue	309.2	333.4	(24.2)	(7.3)%
Total revenue	963.4	1,039.0	(75.6)	(7.3)%
Expenses:
Programming amortization	451.3	520.4	(69.1)	(13.3)%
Other operating	117.3	116.4	0.9	0.8%
Advertising and marketing	206.8	231.0	(24.2)	(10.5)%
General and administrative	89.7	76.4	13.3	17.4%
Depreciation and amortization	143.9	122.2	21.7	17.8%
Restructuring and other	20.8	0.6	20.2	3,366.7%
Total expenses	1,029.8	1,067.0	(37.2)	(3.5)%
Operating loss	(66.4)	(28.0)	(38.4)	137.1%
Interest expense	(43.2)	(34.7)	(8.5)	24.5%
Interest and other income	0.2	3.1	(2.9)	(93.5)%
Other expense	(6.1)	(5.4)	(0.7)	13.0%
(Loss) gain on extinguishment of debt	—	(4.9)	4.9	n/a
Loss from continuing operations	(115.5)	(69.9)	(45.6)	65.2%
Income tax (expense) benefit	(0.3)	8.6	(8.9)	(103.5)%
Net loss from continuing operations	$(115.8)	$(61.3)	$(54.5)	88.9%
Net income (loss) from discontinued operations, net of income taxes	—	3.1	(3.1)	n/a
Net loss	$(115.8)	$(58.2)	$(57.6)	99.0%
_______________________

STARZ ENTERTAINMENT CORP.
Subscriber Data. The number of period-end service subscribers is one measure which management uses to evaluate the performance of our business. Service subscribers may impact revenue differently depending on specific distribution agreements we have with our distributors which may include a rate per Starz subscriber, and/or rates per basic video household as well as a number of direct-to-consumer subscribers on discounted multi-month payment plans. The table below sets forth, for the periods presented, subscriptions to our Starz Networks and International services.

	December 31, 2025	December 31, 2024
	(Amounts in millions)
United States
OTT subscribers	12.66	11.77
Linear subscribers	4.97	5.91
Total United States subscribers	17.63	17.68
Canada(1)
OTT subscribers	—	0.80
Linear subscribers	—	1.45
Total Canada subscribers	—	2.25
Starz Networks
OTT subscribers	12.66	12.57
Linear subscribers	4.97	7.36
Total Starz Networks subscribers	17.63	19.93
_______________________
(1)    Canada subscriber metrics are not presented for the current year due to a change in the Canadian operations from an SVOD operating venture to a licensing agreement.
(2)    International subscribers primarily relate to the former operations in India and Southeast Asia, which were transferred to New Lionsgate on April 1, 2025.
Revenue. Revenue decreased $75.6 million. The decrease in Starz Networks revenue reflects declines in revenue of $51.4 million for OTT revenue and $24.2 million from traditional linear services. These decreases resulted from a higher mix of discounting in the form of lower churn multi-month payment plans on the OTT services and from the continued decline in revenue from traditional linear services. The decrease in linear and other revenue was partially offset by an increase in distribution revenue of $15.3 million related to the recognition of revenue resulting from the change of our Canadian operations to a content licensing relationship. International revenue declined $8.9 million, due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
During the nine months ended December 31, 2025 and the nine months ended December 31, 2024, the following original series premiered on STARZ:

Nine Months Ended December 31, 2025		Nine Months Ended December 31, 2024
Title	Premiere Date	Title	Premiere Date
Quarter Ended June 30, 2025:		Quarter Ended June 30, 2024:
Black Mafia Family Season 4	June 6, 2025	Mary & George Season 1	April 5, 2024
		Power Book II: Ghost Season 4	June 7, 2024
Quarter Ended September 30, 2025:		Quarter Ended September 30, 2024:
Blood of My Blood Season 1	August 8, 2025	Serpent Queen Season 2	July 12, 2024
Magic City Documentary Season 1	August 15, 2025	Power Book II: Ghost Season 4, Part 2	September 6, 2024
Couple Next Door Season 2	September 19, 2025	Three Women Season 1	September 13, 2024
Quarter Ended December 31, 2025:		Quarter Ended December 31, 2024:
Power Book IV: Force Season 3	November 7, 2025	Fat Joe Talks Season 1	October 4, 2024
Spartacus: House of Ashur Season 1	December 5, 2025	Sweetpea Season 1	October 10, 2024
		Outlander Season 7B	November 22, 2024
Programming Amortization Expense. The level of programming amortization expense for Starz Networks can fluctuate from period to period depending on the number of new original series, first-run output theatrical movies premiering on the network and the strategic timing of content to maximize viewer impact during such period, therefore programming amortization expense generally increases or decreases in periods where an increased (or decreased) number of new original series premiere as compared to the corresponding prior period.

STARZ ENTERTAINMENT CORP.

	Nine Months Ended December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$451.3	$514.6	$(63.3)	(12.3)%
International	—	5.8	(5.8)	n/a
	$451.3	$520.4	$(69.1)	(13.3)%
Programming amortization expense decreased primarily due to lower cost output titles, timing of content airing, and lower development charges during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024.
Other Operating Expenses and Advertising and Marketing Expenses. Other operating expenses include programming related salaries, residual expenses, provision for credit losses on accounts receivable, operating costs for the direct-to-consumer service, transponder expenses, maintenance and repairs, and foreign exchange gains and losses. The level of other operating expenses and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the Starz Platform during such period. Advertising and marketing costs generally increase or decrease in periods where an increased (or decreased) number of new original series premiere as compared to the corresponding prior period.
Other Operating Expenses. Other operating expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the nine months ended December 31, 2025 and December 31, 2024:

	Nine Months Ended December 31,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$114.9		$112.1		$2.8	2.5%
International	—		1.6		(1.6)	n/a
Share-based compensation expense	2.4		2.8		(0.4)	n/a
	$117.3	12.4%	$116.5	11.2%	$0.8	0.7%
_______________________
Other operating expenses remained consistent in the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due to a slight increase at Starz Networks of $2.8 million, offset by the decline in International due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
Advertising and Marketing Expenses. Advertising and marketing expenses by segment were as follows for the nine months ended December 31, 2025 and December 31, 2024:

	Nine Months Ended December 31,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$206.8		$230.0		$(23.2)	(10.1)%
International	—		0.9		(0.9)	n/a
	$206.8	21.5%	$230.9	22.2%	$(24.1)	(10.4)%
Advertising and marketing expenses decreased $24.1 million in the nine months ended December 31, 2025 primarily due to a decrease in the number of originals premiering during the period and corporate brand campaign spend, which was partially offset by higher direct response marketing spend as compared to the nine months ended December 31, 2024.

STARZ ENTERTAINMENT CORP.
General and Administrative Expenses. General and administrative expenses by segment and share-based compensation which is not allocated to our segments were as follows for the nine months ended December 31, 2025 and December 31, 2024:

	Nine Months Ended December 31,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$79.7		$63.7		$16.0	25.1%
International	—		2.1		(2.1)	n/a
Share-based compensation expense	10.0		10.6		(0.6)	(5.7)%
	$89.7	9.3%	$76.4	7.4%	$13.3	17.4%
During the nine months ended December 31, 2025, Starz Networks' general and administrative expenses increased $16.0 million as compared to the nine months ended December 31, 2024. Such increase resulted from additional expenses for, among other things, personnel costs, directors’ and officers’ insurance and other insurance, director fees, and internal and external accounting, legal and administrative resources and certain other costs due to Starz becoming an independent public company, partially offset by the decrease in expenses related to the Old Lionsgate Shared Services Agreement. International expenses declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
The following table presents share-based compensation expense by financial statement line item:

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$2.4	$2.8
General and administrative	10.0	10.6
Restructuring and other	2.4	0.3
	$14.8	$13.7
_______________________
Depreciation and Amortization Expense. Depreciation and amortization of $143.9 million for the nine months ended December 31, 2025 increased $21.7 million from $122.2 million in the nine months ended December 31, 2024, due primarily to the reduction in the useful life of our Starz Traditional Affiliate customer relationship finite-lived intangible asset from 16 years to 14 years, effective January 1, 2025.
Restructuring and Other. Restructuring and other increased $20.2 million in the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, and includes restructuring costs, certain transaction-related and other expenses, and unusual charges or benefits, as applicable. The increase is primarily the result of content impairments recognized for the Canadian film group during the nine months ended December 31, 2025 as compared to overall content impairment recoveries in the nine months ended December 31, 2024. See Note 11, Restructuring and Other, in our consolidated financial statements for further details.

STARZ ENTERTAINMENT CORP.

	Nine Months Ended
	December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content impairments(1)	$6.8	$(11.3)	$18.1	(160.2)%
Severance(2)
Cash	—	1.4	(1.4)	nm
Accelerated vesting of equity awards	—	0.3	(0.3)	nm
Total severance costs	—	1.7	(1.7)	(100.0)%
Share-based compensation(3)	2.4	—	2.4	nm
Transaction and other costs(4)	11.6	10.2	1.4	13.7%
	$20.8	$0.6	$20.2	3,366.7%
_______________________
nm - Percentage not meaningful.
(1)The Company recorded content impairment charges in the nine months ended December 31, 2025, as a result of content impairments recognized for the Canadian film group.
For the nine months ended December 31, 2024, the Starz Business continued executing its restructuring plan, which included exiting all international territories except for Canada and India, and included an evaluation of the programming on Starz’s domestic and international platforms. Amounts included in the table above for the nine months ended December 31, 2024 represent recoveries on content that had been impaired. See Note 19, Discontinued Operations, for content impairment charges related to discontinued operations and see Note 11, Restructuring and Other, to our consolidated financial statements for further details.
(2)Severance costs for the nine months ended December 31, 2024 were primarily related to restructuring activities and other cost-saving initiatives attributable to continuing operations.
(3)For the nine months ended December 31, 2025, this balance includes a modification of equity awards in connection with the Separation. In June 2025, the compensation committee of the Company approved a cash payment in lieu of share issuance for the restricted share units vesting during the three months ended June 30, 2025.
(4)Transaction and other costs in the nine months ended December 31, 2025 and nine months ended December 31, 2024 reflect transaction, integration and legal costs associated with the Separation and certain strategic transactions, restructuring activities and legal matters.
Interest Expense. Interest expense of $43.2 million in the nine months ended December 31, 2025 increased $8.5 million from the nine months ended December 31, 2024 due primarily to an increase in interest rates on our programming related obligations and higher interest rates on our Term Loan A and Revolver as compared to the 5.5% Exchange Notes transferred to New Lionsgate upon completion of the Separation. See Note 5, Debt, and Note 6, Programming Related Obligations, in our consolidated financial statements for further details. The following table sets forth the components of interest expense for the nine months ended December 31, 2025 and December 31, 2024:

STARZ ENTERTAINMENT CORP.

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Interest expense
Cash based:
Senior Notes	$16.4	$29.5
Term Loan A	14.2	—
Programming relation obligations and other	9.3	2.6
	39.9	32.1
Amortization of financing costs and other non-cash interest	3.3	2.6
Total interest expense	$43.2	$34.7
Interest and Other Income. Interest and other income of $0.2 million for the nine months ended December 31, 2025 decreased by $2.9 million compared to interest and other income of $3.1 million for the nine months ended December 31, 2024, which was related to guarantee fees from Old Lionsgate received in the nine months ended December 31, 2024.
Other Expense. Other expense of $6.1 million for the nine months ended December 31, 2025 increased by $0.7 million compared to other expense of $5.4 million for the nine months ended December 31, 2024, which represented the loss recorded related to our monetization of accounts receivable program. See Note 16, Additional Financial Information, to our consolidated financial statements for further details.
Income Tax (Expense) Benefit. We had an income tax expense of $0.3 million in the nine months ended December 31, 2025, compared to an income tax benefit of $8.6 million in the nine months ended December 31, 2024. Our income tax provision differs from the Canadian federal statutory rate multiplied by pre-tax income (loss) primarily due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets.
Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended December 31, 2025 was $115.8 million. This compares to net loss from continuing operations for the nine months ended December 31, 2024 of $61.3 million.
Non-GAAP Measures
Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted for share-based compensation, restructuring and other costs, and unusual gains or losses (such as goodwill and intangible asset impairment), when applicable.
•Depreciation and amortization expenses as presented on our consolidated statement of operations.
•Adjusted share-based compensation represents share-based compensation excluding the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, which are included in restructuring and other expenses, when applicable.
•Restructuring and other expenses which include restructuring costs, certain transaction-related and other expenses, and unusual items, when applicable.
•Goodwill impairment and intangible asset impairment, when applicable.
Overall: This measure is a non-GAAP financial measure as defined in Regulation G promulgated by the SEC and is in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.
We use this non-GAAP measure, among other measures, to evaluate the operating performance of our business. We believe this measure provides useful information to investors regarding our results of operations before non-operating items. Adjusted OIBDA is considered an important measure of the Company’s performance because this measure eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence and in some cases are non-cash expenses.

STARZ ENTERTAINMENT CORP.
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

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Operating loss	$(66.4)	$(28.1)
Depreciation and amortization	143.9	122.2
Restructuring and other	20.8	0.7
Share-based compensation expense(1)	12.4	13.4
Adjusted OIBDA	$110.7	$108.2
_______________________
(1)    Share-based compensation expense for the nine months ended December 31, 2025 excludes $2.4 million of share-based compensation expense, which is included within restructuring and other. See Note 9, Capital Stock, in our consolidated financial statements for further details.
The following table sets forth Adjusted OIBDA by segment:

	Nine Months Ended
	December 31, 2025	December 31, 2024
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$963.4	$1,030.1	$8.9	$1,039.0
Programming amortization	(451.3)	(514.6)	(5.8)	(520.4)
Other operating	(114.9)	(112.1)	(1.6)	(113.7)
Advertising and marketing	(206.8)	(230.0)	(0.9)	(230.9)
General and administrative	(79.7)	(63.7)	(2.1)	(65.8)
Adjusted OIBDA(1)	$110.7	$109.7	$(1.5)	$108.2
_______________________
(1)    Share-based compensation expense excluded from Adjusted OIBDA for the nine months ended December 31, 2025 and December 31, 2024 includes $2.4 million and $2.8 million, respectively, in other operating expenses, and $10.0 million and $10.6 million, respectively, in general and administrative expenses. See Note 9, Capital Stock, in our consolidated financial statements for further details.
Starz Networks had Adjusted OIBDA of $110.7 million for the nine months ended December 31, 2025, an increase of $1.0 million from the nine months ended December 31, 2024. Such increase resulted primarily from a decrease in programming amortization expense and advertising and marketing expense, partially offset by lower revenue and higher general and administrative expense during the nine months ended December 31, 2025.
RESULTS OF OPERATIONS
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Consolidated Results of Operations
The following table sets forth our consolidated results of operations from continuing operations for the years ended March 31, 2025 and March 31, 2024.

STARZ ENTERTAINMENT CORP.

	Year Ended
	March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$931.1	$899.3	$31.8	3.5%
Linear and other revenue	438.5	493.1	(54.6)	(11.1)%
Total revenue	1,369.6	1,392.4	(22.8)	(1.6)%
Expenses:
Programming amortization	638.8	626.5	12.3	2.0%
Other operating	155.1	166.8	(11.7)	(7.0)%
Advertising and marketing	289.9	322.9	(33.0)	(10.2)%
General and administrative	101.8	129.2	(27.4)	(21.2)%
Depreciation and amortization	170.3	161.8	8.5	5.3%
Restructuring and other	184.1	224.8	(40.7)	(18.1)%
Goodwill and intangible asset impairment	—	663.9	(663.9)	(100.0)%
Total expenses	1,540.0	2,295.9	(755.9)	(32.9)%
Operating loss	(170.4)	(903.5)	733.1	(81.1)%
Interest expense	(45.6)	(47.2)	1.6	(3.4)%
Interest and other income	4.9	3.5	1.4	40.0%
Other expense	(7.2)	(7.5)	0.3	(4.0)%
(Loss) gain on extinguishment of debt	(5.6)	21.2	(26.8)	(126.4)%
Loss from continuing operations	(223.9)	(933.5)	709.6	(76.0)%
Income tax benefit	8.6	128.9	(120.3)	(93.3)%
Net loss from continuing operations	$(215.3)	$(804.6)	$589.3	(73.2)%
Net income (loss) from discontinued operations, net of income taxes	4.1	(110.6)	114.7	(103.7)%
Net loss	$(211.2)	$(915.2)	$704.0	(76.9)%
_______________________

STARZ ENTERTAINMENT CORP.
Subscriber Data. The number of period-end service subscribers is one measure which management uses to evaluate the performance of our business. Service subscribers may impact revenue differently depending on specific distribution agreements we have with our distributors which may include a rate per Starz subscriber and/or rates per basic video household as well as a number of direct-to-consumer subscribers on discounted multi-month payment plans. The table below sets forth, for the periods presented, subscriptions to our Starz Networks and International services.

	March 31, 2025	March 31, 2024
	(Amounts in millions)
United States
OTT subscribers	12.30	12.59
Linear subscribers	5.70	6.76
Total United States subscribers	18.00	19.35
Canada
OTT subscribers	0.74	0.79
Linear subscribers	0.86	1.66
Total Canada subscribers	1.60	2.45
Starz Networks
OTT subscribers	13.04	13.38
Linear subscribers	6.56	8.42
Total Starz Networks subscribers	19.60	21.80
International
OTT subscribers	3.29	2.52
Total Starz
OTT subscribers	16.33	15.90
Linear subscribers	6.56	8.42
Total Starz subscribers	22.89	24.32
Revenue. Revenue decreased $22.8 million reflecting a decrease of $26.4 million at Starz Networks, partially offset by increased revenue from International of $3.6 million. The decrease in Starz Networks revenue reflects declines in revenue of $58.7 million from traditional linear services, partially offset by higher OTT revenue of $32.1 million resulting from price increases. Starz Networks initiated a price increase at the end of June 2023 and an additional price increase beginning in August 2024, which were each subsequently implemented by its various partners after each respective increase during the years ended March 31, 2025 and March 31, 2024.
During the years ended March 31, 2025 and March 31, 2024, the following original series premiered on STARZ:

Year Ended March 31, 2025		Year Ended March 31, 2024
Title	Premiere Date	Title	Premiere Date
Quarter Ended June 30, 2024:		Quarter Ended June 30, 2023:
Mary & George Season 1	April 5, 2024	Blindspotting Season 2	April 14, 2023
Power Book II: Ghost Season 4 Part 1	June 7, 2024	Run the World Season 2	May 26, 2023
		Outlander Season 7A	June 16, 2023
Quarter Ended September 30, 2024:		Quarter Ended September 30, 2023:
Serpent Queen Season 2	July 12, 2024	Minx Season 2	July 21, 2023
Power Book II: Ghost Season 4 Part 2	September 6, 2024	Heels Season 2	July 28, 2023
Three Women Season 1	September 13, 2024	Power Book IV: Force Season 2	July 28, 2023
		Men in Kilts Season 2	August 11, 2023
Quarter Ended December 31, 2024:		Quarter Ended December 31, 2023:
Fat Joe Talks Season 1	October 4, 2024	Shining Value Season 2	October 13, 2023
Sweetpea Season 1	October 10, 2024	Power Book III: Raising Kanan Season 3	December 1, 2023
Outlander Season 7B	November 22, 2024
Quarter Ended March 31, 2025:		Quarter Ended March 31, 2024:
Couple Next Door Season 1	January 17, 2025	Hightown Season 3	January 26, 2024
Power Book III: Raising Kanan Season 4	March 7, 2025	Black Mafia Family Season 3	March 1, 2024

STARZ ENTERTAINMENT CORP.
Programming Amortization Expense. The level of programming amortization expense for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during such period, therefore programming amortization expense generally increases in periods where new original series premiere.

	Year Ended March 31,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$630.7		$606.2		$24.5	4.0%
International	8.1		20.3		(12.2)	(60.1)%
`	$638.8	46.6%	$626.5	45.0%	$12.3	2.0%
During the year ended March 31, 2025, the increase in programming amortization expense was primarily due to an increase of $123.1 million related to our programming output agreements, partially offset by lower programming cost amortization expense of $107.2 million related to our Starz Originals, as compared to the year ended March 31, 2024.
Other Operating Expenses and Advertising and Marketing Expenses. Other operating expenses include programming related salaries, residual expenses, provision for credit losses on accounts receivable, operating costs for the direct-to-consumer service, transponder expenses, maintenance and repairs, and foreign exchange gains and losses. The level of other operating expenses and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the Starz Platform during such period. Advertising and marketing costs generally increase in periods where new original series premiere.
Other Operating Expenses. Other operating expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the years ended March 31, 2025 and March 31, 2024:

	Year Ended March 31,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$149.9		$174.1		$(24.2)	(13.9)%
International	1.6		(10.1)		11.7	(115.8)%
Share-based compensation expense	3.6		2.8		0.8	28.6%
	$155.1	11.3%	$166.8	12.0%	$(11.7)	(7.0)%
Other operating expenses decreased during the year ended March 31, 2025 due to decreases at Starz Networks of $24.2 million, which were offset by an increase in International of $11.7 million. The net decrease was driven largely by lower professional fees, participation expense, and residual expense in the year ended March 31, 2025 compared to the year ended March 31, 2024.
Advertising and Marketing Expenses. Advertising and marketing expenses by segment were as follows for the years ended March 31, 2025 and March 31, 2024:

	Year Ended March 31,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$288.7		$321.8		$(33.1)	(10.3)%
International	1.2		1.1		0.1	9.1%
	$289.9	21.2%	$322.9	23.2%	$(33.0)	(10.2)%

STARZ ENTERTAINMENT CORP.
Advertising and marketing expenses decreased $33.0 million in the year ended March 31, 2025 primarily due to a decrease in direct response and originals advertising and marketing costs as compared to the year ended March 31, 2024 reflecting fewer tentpole Original series in the year ended March 31, 2025.
General and Administrative Expenses. General and administrative expenses by segment and share-based compensation which is not allocated to our segments were as follows for the years ended March 31, 2025 and March 31, 2024:

	Year Ended March 31,
	2025		2024		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks(1)	$85.3		$106.8		$(21.5)	(20.1)%
International	2.6		2.7		(0.1)	n/a
Share-based compensation expense	13.9		19.7		(5.8)	(29.4)%
	$101.8	7.4%	$129.2	9.3%	$(27.4)	(21.2)%
_______________________
(1)During the fourth quarter of the year ended March 31, 2025, the Company changed the extent of allocations and method of attribution of certain costs to its segments. Accordingly, the following amount was allocated to Starz Networks in fiscal 2024 to conform to the current period presentation: purchase accounting and related adjustments of $0.3 million.
General and administrative expenses decreased $27.4 million in the year ended March 31, 2025 due to a decrease in Starz Networks general and administrative expenses, corporate allocations from Old Lionsgate and share-based compensation expense, in comparison to the year ended March 31, 2024.
For purposes of preparing the consolidated financial statements on a carve-out basis, the Company was allocated a portion of Old Lionsgate's total corporate expenses which are included in general, administrative and expenses for the year ended March 31, 2025. Allocated corporate expenses decreased $23.3 million in the year ended March 31, 2025, resulting primarily from a decrease in corporate incentive-based compensation.
Certain of our employees participated in the share-based compensation plans sponsored by Old Lionsgate. Old Lionsgate share-based compensation awards granted to employees of the Company are reflected in parent net investment within the consolidated statements of equity at the time they are expensed. The consolidated statements of operations also include an allocation of Old Lionsgate corporate and shared employee share-based compensation expenses. The following table presents share-based compensation expense by financial statement line item:

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$3.6	$3.5
General and administration(1)	13.9	19.7
Restructuring and other(2)	0.5	1.4
Total share-based compensation expense	$18.0	$24.6
_______________________
(1)Includes share-based compensation expense related to the allocation of Old Lionsgate corporate and shared employee share-based compensation expenses of $0.7 million and $5.6 million in the years ended March 31, 2025 and March 31, 2024, respectively.
(2)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements.

STARZ ENTERTAINMENT CORP.
Depreciation and Amortization Expense. Depreciation and amortization of $170.3 million for the year ended March 31, 2025 increased $8.5 million from $161.8 million in the year ended March 31, 2024, due primarily to increased amortization expense of $8.0 million associated with the change in estimated useful life of the Starz trade names.
Restructuring and Other. Restructuring and other decreased $40.7 million in the year ended March 31, 2025 as compared to the year ended March 31, 2024, and includes restructuring and severance costs, certain transaction-related and other expenses, and unusual charges or benefits, when applicable. Restructuring and other costs were as follows for the years ended March 31, 2025 and March 31, 2024:

	Year Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content impairments(1)	$156.4	$213.0	$(56.6)	(26.6)%
Severance(2)
Cash	2.9	5.4	(2.5)	(46.3)%
Accelerated vesting of equity awards	0.5	1.4	(0.9)	n/a
Total severance costs	3.4	6.8	(3.4)	(50.0)%
Transaction and other costs(3)	24.3	5.0	19.3	nm
	$184.1	$224.8	$(40.7)	(18.1)%
_______________________
nm - Percentage not meaningful.
(1)The Company recorded content impairment charges in the years ended March 31, 2025 and March 31, 2024 as a result of the Company's strategic review of content performance across Starz's platforms. See Note 11, Restructuring and Other, to our consolidated financial statements for further details.
(2)Severance costs were primarily related to restructuring activities and other cost-saving initiatives attributable to continuing operations.
(3)Transaction and related costs in the years ended March 31, 2025 and March 31, 2024, reflect transaction, integration and legal costs incurred associated with the Separation, certain strategic transactions, restructuring activities and legal matters.
Goodwill and Intangible Asset Impairment. Due to continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of Starz Networks, Starz performed a quantitative impairment assessment of its goodwill and, at the time, indefinite-lived trade names resulting in an impairment of $663.9 million which was recorded during the year ended March 31, 2024. See Note 1, Description of Business, to our consolidated financial statements for further details.
Interest Expense. Interest expense of $45.6 million in the year ended March 31, 2025 decreased $1.6 million from the year ended March 31, 2024 due primarily to lower interest expense on the 5.5% Senior Notes reflecting reductions in the amounts outstanding as discussed under Gain (Loss) on Extinguishment of Debt below. The following table sets forth the components of interest expense for the years ended March 31, 2025 and March 31, 2024:

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Interest Expense
Cash Based:
Senior Notes	$39.3	$39.8
Other	2.5	4.2
	41.8	44.0
Amortization of financing costs and other non-cash interest	3.8	3.2
Total interest expense	$45.6	$47.2

STARZ ENTERTAINMENT CORP.
In connection with the completion of the Separation, the Exchange Notes, with an aggregate outstanding principal of $389.9 million, became obligations of New Lionsgate. The Company entered into new financing arrangements upon completion of the Separation. See Note 5, Debt, to our consolidated financial statements for further detail.
 Interest and Other Income. Interest and other income of $4.9 million for the year ended March 31, 2025 increased by $1.4 million compared to interest and other income of $3.5 million for the year ended March 31, 2024, related to guarantee fees received from Old Lionsgate in the year ended March 31, 2025.
Other Expense. Other expense of $7.2 million for the year ended March 31, 2025 decreased by $0.3 million compared to other expense of $7.5 million for the year ended March 31, 2024, which represented the loss recorded related to our monetization of accounts receivable program. See Note 16, Additional Financial Information, to our consolidated financial statements for further details.
Gain (Loss) on Extinguishment of Debt. The loss on extinguishment of debt of $5.6 million for the year ended March 31, 2025 was related to the write-off of debt issuance costs associated with the 5.5% Senior Note exchange.
The gain on extinguishment of debt of $21.2 million for year ended March 31, 2024 was associated with the repurchase of $85.0 million principal amount of the 5.5% Senior Notes at a discount. See Note 5, Debt, to our consolidated financial statements for further details.
Income Tax Benefit. We had an income tax benefit of $8.6 million in the year ended March 31, 2025, compared to an income tax benefit of $128.9 million in the year ended March 31, 2024. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of goodwill and intangible asset impairments, state income taxes, and changes in the valuation allowance against our deferred tax assets. Our income tax provisions for the years ended March 31, 2025 and March 31, 2024 were also impacted by charges for interest and the change in uncertain tax benefits due to the expiration of statutes of limitations and additional settlements with tax authorities.
As computed on a separate return basis, as discussed in Note 1, for the year ended March 31, 2025, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $389.5 million, of which approximately $157.8 million would be subject to expiration in 2038, and the remainder would carry forward indefinitely. Additionally, for the year ended March 31, 2025, the Company had state NOLs of approximately $331.5 million, which would expire in varying amounts beginning in 2027, and foreign net operating loss carryforwards in Canada of $55.2 million, which would expire in varying amounts beginning in 2045. The Company also had U.S. federal credit carryforwards related to foreign taxes paid of $9.1 million that would expire beginning in 2027. However, because the Company’s managed basis of presentation for the years ended March 31, 2025 and March 31, 2024 excludes certain income, deductions, and other items, those amounts are not included in the calculation of net operating loss and tax credit carryforwards in these consolidated financial statements. As a result, the actual net operating loss and tax credit carryforwards of the Company after the Separation may differ (i.e., will be lower in U.S. and Canada) than those presented for the years ended March 31, 2025 and March 31, 2024.
Net Loss from Continuing Operations. Net loss from continuing operations for the year ended March 31, 2025 was $215.3 million. This compares to net loss from continuing operations for the year ended March 31, 2024 of $804.6 million.
Non-GAAP Measures
Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted for share-based compensation, restructuring and other costs, and unusual gains or losses (such as goodwill and intangible asset impairment), when applicable.
•Depreciation and amortization expenses as presented on our consolidated statement of operations.
•Adjusted share-based compensation represents share-based compensation excluding the impact of the acceleration of certain vesting schedules for equity awards pursuant to certain severance arrangements, which are included in restructuring and other expenses, when applicable.
•Restructuring and other expenses which include restructuring and severance costs, certain transaction-related and other expenses, and unusual items, when applicable.
•Goodwill impairment and intangible asset impairment, when applicable.
Overall: This measure is a non-GAAP financial measure as defined in Regulation G promulgated by the SEC and is in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.

STARZ ENTERTAINMENT CORP.
We use this non-GAAP measure, among other measures, to evaluate the operating performance of our business. We believe this measure provides useful information to investors regarding our results of operations before non-operating items. Adjusted OIBDA is considered an important measure of the Company’s performance because this measure eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence and in some cases are non-cash expenses.
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
	(Amounts in millions)
Operating loss	$(170.4)	$(903.5)
Depreciation and amortization	170.3	161.8
Restructuring and other	184.1	224.8
Goodwill impairment and intangible asset impairment	—	663.9
Share-based compensation expense(1)	17.5	23.2
Adjusted OIBDA	$201.5	$170.2
_______________________
(1)    Share-based compensation expense for the years ended March 31, 2025 and March 31, 2024 includes $18.0 million and $24.6 million, respectively, in operating expenses but excludes $0.5 million and $1.4 million, respectively, which are included in Restructuring and other expenses and are related to the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements. See Note 9, Capital Stock, to our consolidated financial statements for further details.
The following table sets forth Adjusted OIBDA by segment:

	Year Ended			Year Ended
	March 31, 2025			March 31, 2024(1)
	Starz Networks	International	Total	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$1,356.3	$13.3	$1,369.6	$1,382.7	$9.7	$1,392.4
Programming amortization	(630.6)	(8.1)	(638.7)	(606.7)	(16.2)	(622.9)
Other operating(2)	(149.9)	(1.6)	(151.5)	(170.3)	3.4	(166.9)
Advertising and marketing	(288.7)	(1.2)	(289.9)	(321.8)	(1.1)	(322.9)
General and administrative(3)	(85.3)	(2.7)	(88.0)	(106.8)	(2.7)	(109.5)
Adjusted OIBDA	$201.8	$(0.3)	$201.5	$177.1	$(6.9)	$170.2
_______________________
(1)For a comparison of year ended March 31, 2024 to year ended March 31, 2023 results, please refer to our Annual Report on Form 10‑K for the year ended March 31, 2025.
(2)Other operating expenses exclude $3.6 million in the year ended March 31, 2025 and $3.5 million in the year ended March 31, 2024 of share-based compensation expense.
(3)General and administrative expenses exclude $13.9 million in the year ended March 31, 2025 and $19.7 million in the year ended March 31, 2024 of share-based compensation expense.

STARZ ENTERTAINMENT CORP.
LIQUIDITY AND CAPITAL RESOURCES
Nine Months Ended December 31, 2025 Compared to Year Ended March 31, 2025
Sources of Cash
Our liquidity and capital resources for the nine months ended December 31, 2025 were provided principally through cash generated from operations, our new $150 million revolving credit facility, programming related obligations, and the monetization of trade accounts receivable (each discussed in greater detail above).
As of December 31, 2025 and March 31, 2025, we had cash and cash equivalents of $35.7 million and $17.8 million, respectively.
New Credit Agreement and Existing Notes
As of December 31, 2025, we had $300.0 million and $325.1 million, respectively, outstanding under our new Term Loan A and 5.5% Senior Notes. No amounts were outstanding under our new $150.0 million revolving credit facility. As of March 31, 2025, we had $715.0 million outstanding of the 5.5% Senior Notes which included $389.9 million of the Exchange Notes which were assumed by New Lionsgate at the Separation.
See Note 5, Debt, for a discussion of our corporate debt.
Programming Related Obligations
We utilize programming related obligations to fund certain of our film and television productions or licenses during production through the time the program airs on the Starz Platform. Our programming-related obligations include unsecured programming notes and a secured production loan. Programming notes and production loans represent individual loans for the license of certain of our film and television programs. The Company had $87.7 million of programming notes outstanding with repayment dates in January 2026 through February 2026 and $41.4 million of the production loan outstanding at December 31, 2025 due in 2027.
See Note 6, Programming Related Obligations, for a discussion of our programming related obligations.
Accounts Receivable Monetization
Our accounts receivable monetization program includes individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers.
See Note 16, Additional Financial Information, for a discussion of our accounts receivable monetization program.
Uses of Cash
As a stand-alone company, our principal uses of cash include payments for licensing, acquisition, and production of our programming content, advertising and marketing expenditures and general and administrative expenses. We also use cash for debt service requirements (i.e. principal and interest payments), and capital expenditures.
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
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to acquire, produce, and market our programming content, while revenue from the exhibition of our programming content is earned over an extended period of time after their acquisition or production.
Related to the items discussed in the "Starz Networks Strategic Content Review" and "International Restructuring" discussions in Note 1, the net future cash outlay for impaired or abandoned content recorded through December 31, 2025 is estimated to be approximately $24.0 million for contractual commitments on content in territories exited and payments on the remaining amounts payable for content removed and abandoned from our services, net of estimated recoveries. As the Company continues its current strategic review in relation to the current micro and macroeconomic environment, including further review of content strategy and performance, we may decide to remove certain content off the Starz Platform in the future. Accordingly, the Company may incur additional content impairment charges in the future. See, Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, and Management's Discussion and Analysis of Financial Condition and Results of Operations, Starz Networks Strategic Content Review, for further details.

STARZ ENTERTAINMENT CORP.
We currently believe that cash flow from operations, cash on hand, availability under our $150 million senior secured revolving credit facility which was undrawn as of December 31, 2025, monetization of trade accounts receivable and available programming related obligations will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next twelve months and beyond, including the funding of programming content including amounts under our originals licensing and production agreements, and programming output and library agreements. We monitor our cash flow, liquidity, availability, capital base, content spending, capital expenditures, debt service and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investments in programming content in the short-term and long-term through our cash flow from operations, our production-related loans, the monetization of trade accounts receivable, borrowings from our $150.0 million revolving credit facility which was undrawn as of December 31, 2025, and available programming-related obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flows from operations, credit facilities, and/or equity or debt financing. If additional financing beyond our existing sources cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and debt ratings assigned by independent rating agencies. Additionally, continued or renewed inflation or elevated rising interest rates could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose assets and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
As discussed elsewhere, the debt reflected in our financial statements prior to the Separation represents a portion of the historical amounts for the consolidated Old Lionsgate businesses (representing Starz and other Old Lionsgate businesses), as we are the primary borrower of such indebtedness. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Separation" above, upon the completion of the Separation, the Exchange Notes became obligations of New Lionsgate and are no longer reflected in the Company's financial statements. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" above, the Company entered into a new credit agreement in conjunction with the Separation. Accordingly, our financial statements may not necessarily be indicative of liquidity and capital resource conditions that would have existed if we had operated as a separate, unaffiliated entity prior to the Separation.

STARZ ENTERTAINMENT CORP.
Material Cash Requirements from Known Contractual Obligations and Commitments
The following table sets forth our significant contractual and other obligations as of December 31, 2025 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of December 31, 2025 (on-balance sheet arrangements) (1)
5.5% Senior Notes	$325.1	$—	$325.1
Term Loan A	300.0	7.5	292.5
Programming related obligations(2)	129.1	87.7	41.4
Programming related payables	280.9	261.2	19.7
Operating lease obligations	59.4	11.0	48.4
	$1,094.5	$367.4	$727.1
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Programming related payables commitments(3)	$318.1	$159.5	$158.6
Interest payments(4)	90.2	41.4	48.8
Other contractual obligations(5)	48.9	44.7	4.2
	457.2	245.6	211.6
Total future repayment of debt and other commitments under contractual obligations	$1,551.7	$613.0	$938.7
 ___________________
(1)See Note 5, Debt, for further information on our corporate debt and financing transactions following the completion of the Separation. See Note 6, Programming Related Obligations, for further information on programming related obligations.
(2)Programming related obligations includes $87.7 million of programming notes outstanding with repayment dates in January 2026 through February 2026 and $41.4 million of the production loan outstanding at December 31, 2025 due in 2027. See Note 6, Programming Related Obligations, for further information on programming related obligations.
(3)Programming related payables commitments include program rights commitments not reflected on our balance sheets as they did not then meet the criteria for recognition.
(4)Includes cash interest payments on our Term Loan A, 5.5% Senior Notes and operating lease liabilities.
(5)Includes contractual obligations related to advertising and marketing spend, executive employment arrangements, and affiliate marketing agreements.
We have an exclusive multiyear output licensing agreement with New Lionsgate for Lionsgate label titles theatrically released in the U.S. that started January 1, 2022, and for Summit label titles theatrically released in the U.S. that started January 1, 2023. We also have an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. that started January 1, 2022. The Universal agreement provides us with rights to exhibit these films immediately following their initial windows. The programming fees to be paid by us under these arrangements are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.
For additional details of commitments and contingencies, see Note 18, Commitments and Contingencies.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue on the balance sheet. As disclosed in Note 10, Revenue, to the accompanying financial statements, remaining performance obligations were $52.8 million as of December 31, 2025 and $39.4 million as of March 31, 2025.
Discussion of Operating, Investing, Financing Cash Flows

STARZ ENTERTAINMENT CORP.
Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024
Cash and cash equivalents increased by $17.9 million for the nine months ended December 31, 2025 and decreased by $22.8 million for the nine months ended December 31, 2024. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities attributable to continuing operations for the nine months ended December 31, 2025 and December 31, 2024 were as follows:

	Nine Months Ended
	December 31,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Net cash flows provided by operating activities - continuing operations	$17.9	24.1	$(6.2)
The decrease in cash provided by operating activities from continuing operations in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024 is primarily due to timing of receipts and payments of accounts receivable, accounts payable, accrued liabilities, and programming related payables.

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
Starz Networks	$(459.1)	$(508.8)
International	—	(2.1)
Remaining shutdown operations	(11.5)	(33.9)
Continuing operations	(470.6)	(544.8)
Discontinued operations	—	(0.4)
Cash used in operating activities for programming content	$(470.6)	$(545.2)
Investing Activities. Cash provided by (used in) investing activities attributable to continuing operations for the nine months ended December 31, 2025 and December 31, 2024 were as follows:

	Nine Months Ended
	December 31,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
New Lionsgate revolving credit facility – increases	$151.8	$179.5	$(27.7)
New Lionsgate revolving credit facility – decreases	(70.2)	(313.5)	243.3
Capital expenditures	(16.6)	(13.7)	(2.9)
Deferred purchase price of receivables sold	1.8	—	1.8
Net cash provided by (used in) investing activities - continuing operations	$66.8	$(147.7)	$214.5
Cash provided by (used in) investing activities attributable to continuing operations for the nine months ended December 31, 2025 primarily reflects cash provided from the LG Studios Business through the New Lionsgate revolving credit facility (i.e. Intercompany Revolver), offset by repayments to the Intercompany Revolver and cash used for capital expenditures. Cash flows used in investing activities for the nine months ended December 31, 2024, primarily reflect cash provided to the LG Studios Business through the Intercompany Revolver, offset by repayments from the LG Studio Business to the Intercompany Revolver and cash used for capital expenditures.

STARZ ENTERTAINMENT CORP.
Financing Activities. Cash (used in) provided by financing activities attributable to continuing operations for the nine months ended December 31, 2025 and December 31, 2024 were as follows:

	Nine Months Ended
	December 31,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Distribution of Exchange Notes to New Lionsgate upon Separation	$(389.9)	$—	$(389.9)

Debt – borrowings	497.0	320.5	176.5
Debt – repurchases and repayments	(197.0)	(355.5)	158.5
Debt issuance costs	(8.8)	(4.9)	(3.9)
Net borrowings and repurchases of debt	291.2	(39.9)	331.1

Programming related obligations – borrowings	492.8	197.1	295.7
Programming related obligations – repayments	(455.3)	(121.5)	(333.8)
Net proceeds from programming related obligations	37.5	75.6	(38.1)

Parent net investment	(5.6)	68.9	(74.5)
Net cash (used in) provided by financing activities – continuing operations	$(66.8)	$104.6	$(171.4)
_____________
Cash used in financing activities attributable to continuing operations for the nine months ended December 31, 2025 primarily reflects $291.2 million of borrowings from our Term Loan A, net of deferred financing costs, borrowings and repayments from the Revolving Credit Facility, $37.5 million in net borrowings from production related obligations, the release of the Company's obligation with respect to the $389.9 million of Exchange Notes at Separation and the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
Cash flows provided by financing activities attributable to continuing operations for the nine months ended December 31, 2024 reflects net debt repayments of $39.9 million under the Old Lionsgate Revolving Credit Facility and proceeds from programming related obligations borrowings of $75.6 million. In addition, $68.9 million of intercompany activity with Old Lionsgate was reflected as cash provided by financing activities in the nine months ended December 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Sources of Cash
Our liquidity and capital resources for the year ended March 31, 2025 were provided principally through cash generated from operations, our programming related obligations (as further discussed below), the monetization of trade accounts receivable, parent net investments and following the Studio Separation, the Intercompany Revolver and the Old Lionsgate Revolving Credit Facility (each discussed in greater detail below). As of March 31, 2025 and March 31, 2024 we had cash and cash equivalents of $17.8 million and $23.0 million, respectively.
However, as discussed previously, prior to the Studio Separation, we operated within Old Lionsgate’s cash management structure, which used a centralized approach to cash management and financing of our operations. These arrangements are not reflective of the manner in which we would have financed our operations had we been an independent company during the periods presented.
In connection with the Separation, the Company entered into a new credit agreement which provides for a $300.0 million senior secured term loan and a $150.0 million senior secured revolving credit facility. New Lionsgate also assumed the Exchange Notes, as described below, and pursuant to the terms of the agreement the Company was released and discharged of such obligations.

STARZ ENTERTAINMENT CORP.
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
The Exchange Notes and 5.5% Senior Notes and related interest expense are reflected in the Company’s financial statements. As described previously, upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate and are no longer reflected in the Company’s financial statements.
Old Lionsgate Revolving Credit Facility
Following the Studio Separation, $150.0 million of Old Lionsgate’s revolving credit facility, which provided for borrowings and letters of credit up to an aggregate of $1.25 billion, became available to the Company (the “Old Lionsgate Revolving Credit Facility”). At March 31, 2025, there were no amounts outstanding and, accordingly, there was $150.0 million under Old Lionsgate's revolving credit facility available to the Company. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Old Lionsgate Revolving Credit Facility, were repaid in full and all commitments thereunder were terminated.
Intercompany Revolver
In connection with the Studio Separation, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned subsidiary of Lionsgate Studios (“LGAC International”), and LGCH1 (which was renamed Starz Capital Holdings 1, Inc. at Separation), entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. There was $81.6 million outstanding and due to LGCH1 (now named Starz Capital Holdings 1) at March 31, 2025. In connection with the Separation, all outstanding obligations in respect of principal, interest and fees under the Intercompany Revolver were repaid in full and all commitments thereunder were terminated.
Discussion of Operating, Investing, Financing Cash Flows
Year Ended March 31, 2025 Compared To Year Ended March 31, 2024
Cash and cash equivalents decreased by $19.2 million for the year ended March 31, 2025, and decreased by $24.6 million for the year ended March 31, 2024. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows (used in) provided by operating activities attributable to continuing operations for the years ended March 31, 2025 and March 31, 2024 were as follows:

	Year Ended
	March 31,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Net Cash Flows (Used In) Provided by Operating Activities - Continuing Operations	$(39.4)	$5.9	$(45.3)
The increase in cash used in operating activities from continuing operations in the year ended March 31, 2025, compared to the year ended March 31, 2024 is primarily due to timing of receipts and payments of accounts receivable, accounts payable, accrued liabilities, and programming related payable of $13.4 million. The higher cash used in changes in operating assets and liabilities was primarily due to higher cash used in continuing operations for programming content, partially offset by an increase in programming related payables. The table below details the cash used in operating activities for programming content spend, which is included in the Programming content, Programming related payables, due to LG Studios Business and Net Cash Flows Used in Operating Activities - Discontinued Operations line items in the consolidated statements of cash flows:

STARZ ENTERTAINMENT CORP.

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Starz Networks	$(747.4)	$(698.1)
International	(4.0)	(5.3)
Remaining shutdown operations(1)	(29.4)	—
Continuing operations	(780.8)	(703.4)
Discontinued operations	(10.4)	(284.2)
Cash used in operating activities for programming spend	$(791.2)	$(987.6)
___________________
(1)     The year ended March 31, 2025 includes $29.4 million of cash used in operating activities for programming content paid subsequent to the final shut down of the LIONSGATE+ business in May 2024, which is included in continuing operations within the consolidated statements of cash flow.
Investing Activities. Cash flows used in investing activities attributable to continuing operations for the years ended March 31, 2025 and March 31, 2024 were as follows:

	Year Ended
	March 31,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Net increase in loan receivable	$(81.6)	$—	$(81.6)
Capital expenditures	(17.6)	(20.4)	2.8
Net Cash Flows Used in Investing Activities - Continuing Operations	$(99.2)	$(20.4)	$(78.8)
Cash flows used in investing activities attributable to continuing operations for the year ended March 31, 2025 primarily reflects cash provided to the LG Studios Business through the Intercompany Revolver and cash used for capital expenditures. Cash flows used in investing activities attributable to continuing operations for the year ended March 31, 2024 primarily reflect capital expenditures.
Financing Activities. Cash flows provided by (used in) financing activities attributable to continuing operations for the years ended March 31, 2025 and March 31, 2024 were as follows:

	Year Ended
	March 31,		2025 vs 2024
	2025	2024	Net Change
	(Amounts in millions)
Debt – borrowings	$417.0	$—	$417.0
Debt – repurchases and repayments	(452.0)	(61.4)	(390.6)
Debt issuance costs	(4.9)	—	(4.9)
Net repayments and repurchases of debt	(39.9)	(61.4)	21.5

Programming related obligations – borrowings	310.4	189.7	120.7
Programming related obligations – repayments	(219.8)	(272.5)	52.7
Net proceeds from programming related obligations	90.6	(82.8)	173.4

Parent net investment	72.5	129.5	(57.0)
Net Cash Flows Provided by (Used in) Financing Activities- Continuing Operations	$123.2	$(14.7)	$137.9

STARZ ENTERTAINMENT CORP.
Cash flows provided by financing activities attributable to continuing operations for the year ended March 31, 2025 primarily reflects net programming notes' borrowings of $90.6 million, and parent net investment of $72.5 million, partially offset by net debt repayments and repurchases of $39.9 million. Cash flows provided by parent net investment for the year ended March 31, 2025 consists of cash pooling and general financing activities partially offset by cash received from parent for the licensing of content.
Net debt repayments in fiscal 2025 reflects the net borrowings under Old Lionsgate’s Revolving Credit Facility.
Cash flows used in financing activities attributable to continuing operations for the year ended March 31, 2024 primarily reflects net debt repurchases and repayments of $61.4 million (discussed in more detail below), and net program notes' borrowings of $82.8 million, partially offset by parent net investment of $129.5 million. Cash flows provided by parent net investment for the year ended March 31, 2024 consists of cash pooling and general financing activities partially offset by cash received from parent for the licensing of content.
Net debt repurchases and repayments of $61.4 million for the year ended March 31, 2024 included cash paid of $61.4 million for the repurchase of $85.0 million principal amount of the 5.5% Senior Notes.
Discontinued Operations. Net cash provided by (used in) discontinued operations in the years ended March 31, 2025 and March 31, 2024 of $(3.8) million and $4.6 million, respectively, relates to the restructuring of the international LIONSGATE+ business.

STARZ ENTERTAINMENT CORP.
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
Currency Rate Risk. The Company entered into forward foreign exchange contracts during the nine months ended December 31, 2025 to hedge our foreign currency exposures on future programming production costs denominated in British Pounds. These contracts are entered into with major financial institutions as counterparties. Refer to Note 15, Derivative Instruments and Hedging Activities, for further details.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and has entered into $150.0 million worth of pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Refer to Note 15, Derivative Instruments and Hedging Activities, for further details.
Our variable interest rate programming notes incur SOFR-based interest at a weighted average rate of approximately 8.3%, and our production loan incurs SOFR-based interest at a weighted average rate of approximately 6.1%.
At December 31, 2025, our Term Loan A had an outstanding carrying value of $300.0 million, with a fair value of $300.0 million, and our 5.5% Senior Notes had an outstanding carrying value of $325.1 million, with a fair value of $264.1 million.
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2025:

		Year Ended December 31,					Fair Value
	2026	2027	2028	2029	Thereafter	Total	December 31, 2025
			(Amounts in millions)
Variable Rates:
Term Loan A	$7.5	$18.0	$274.5	$—	$—	$300.0	$300.0
Average Interest Rate			6.9%
Programming notes	$87.7	$—	$—	$—	$—	$87.7	$87.7
Average Interest Rate	8.3%
Production Loan	$—	$41.4	$—	$—	$—	$41.4	$41.4
Average Interest Rate		6.1%
Fixed Rates:
5.5% Senior Notes	$—	$—	$—	$325.1	$—	$325.1	$264.1
Fixed Interest Rate				5.5%

STARZ ENTERTAINMENT CORP.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Auditors’ Report and our Consolidated Financial Statements and Notes thereto appear in a separate section of this report (beginning on page F-2 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
Not applicable.

STARZ ENTERTAINMENT CORP.
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
As of December 31, 2025, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2025.
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
Our management has made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment and those criteria, management believes that, as of December 31, 2025, the Company maintained effective internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.
Not applicable.

STARZ ENTERTAINMENT CORP.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 of this Transition Report on Form 10-KT will be included in the Company’s definitive proxy statement on Schedule 14A, which we expect to file with the SEC by April 2, 2026, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 of this Transition Report on Form 10-KT will be included in the Company’s definitive proxy statement on Schedule 14A, which we expect to file with the SEC by April 2, 2026, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 of this Transition Report on Form 10-KT will be included in the Company’s definitive proxy statement on Schedule 14A, which we expect to file with the SEC by April 2, 2026, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 of this Transition Report on Form 10-KT will be included in the Company’s definitive proxy statement on Schedule 14A, which we expect to file with the SEC by April 2, 2026, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 of this Transition Report on Form 10-KT will be included in the Company’s definitive proxy statement on Schedule 14A, which we expect to file with the SEC by April 2, 2026, and is incorporated by reference herein.
PART I. FINANCIAL INFORMATION
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
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
Item 15(b).
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date / Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC (incorporated by reference to Exhibit 2.1 to the Registration Statement).	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC (incorporated by reference to Exhibit 2.2 to the Registration Statement).	8-K	2.2	May 7, 2025

STARZ ENTERTAINMENT CORP.

3.1	Articles of Starz Entertainment Corp.	8-K	3.1	May 7, 2025
3.2x	Notice of Articles of Starz Entertainment Corp.
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of June 29, 2021.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of October 31, 2021.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of March 15, 2022.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of July 21, 2022.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of January 12, 2023.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of June 21, 2023.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8	Supplemental Indenture No. 8, dated as of March 29, 2024.	8-K	4.1.8	May 7, 2025
4.1.9	Supplemental Indenture No. 9, dated as of April 23, 2024.	8-K	4.1.9	May 7, 2025
4.1.10	Supplemental Indenture No. 10, dated as of May 8, 2024.	8-K	4.1.10	May 7, 2025
4.1.11	Supplemental Indenture No. 11, dated as of May 13, 2024.	8-K	4.1.11	May 7, 2025
4.1.12	Supplemental Indenture No. 12, dated as of September 25, 2024.	8-K	4.1.12	May 7, 2025
4.1.13	Supplemental Indenture No. 13, dated as of December 31, 2024.	8-K	4.1.13	May 7, 2025
4.1.14	Supplemental Indenture No. 14, dated as of February 3, 2025.	8-K	4.1.14	May 7, 2025
4.1.15	Supplemental Indenture No. 15, dated as of February 3, 2025.	8-K	4.1.15	May 7, 2025
4.1.16	Supplemental Indenture No. 16, dated as of April 3, 2025.	8-K	4.1.16	May 7, 2025
4.2x	Description of Capital Stock
10.1	Separation Agreement, dated as of May 6, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	10.1	May 7, 2025
10.2	Transition Services Agreement, dated as of May 6, 2025, by and between Starz Entertainment, LLC and Lions Gate Entertainment, Inc.	8-K	10.2	May 7, 2025
10.3	Employee Matters Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp., Lionsgate Studios Corp., LG Sirius Holdings ULC and Lions Gate Entertainment Corp.	8-K	10.3	May 7, 2025
10.4	Tax Matters Agreement by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp. (incorporated by reference to Exhibit 10.1 to the Registration Statement).	8-K	10.4	May 7, 2025
10.5	Amendment to Tax Matters Agreement, dated as of May 6, 2025, by and between Lions Gate Entertainment Corp. and Lionsgate Studios Holding Corp.	8-K	10.5	May 7, 2025
10.6	Form of Sponsor Option Agreement by and among Screaming Eagle Acquisition Corp, Eagle Equity Partners V, LLC and SEAC II Corp. (incorporated by reference to Exhibit 10.32 to the Registration Statement).	8-K	10.6	May 7, 2025
10.7	Amendment to Sponsor Option Agreement, dated as of May 6, 2025, by and among Lionsgate Studios Holding Corp. and Eagle Equity Partners V, LLC.	8-K	10.7	May 7, 2025
10.8	Voting Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp., Lionsgate Studios Corp., Liberty Global Ventures Limited, Discovery Lightning Investments LTD., MHR Fund Management, LLC, Liberty Global LTD., Warner Bros. Discovery, Inc. and Mammoth Funds (as defined therein).	8-K	10.9	May 7, 2025
10.9	Registration Rights Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp. and the MHR Group (as defined therein).	8-K	10.1	May 7, 2025
10.10	Registration Rights Agreement, dated as of May 6, 2025, by and between Starz Entertainment Corp. and Discovery Lightning Investments Ltd.	8-K	10.11	May 7, 2025
10.11	Registration Rights Agreement, dated as of May 6, 2025, by and between Starz Entertainment Corp. and Liberty Global Incorporated Limited.	8-K	10.12	May 7, 2025
10.12	Investor Rights Agreement, dated as of May 6, 2025, by and among Starz Entertainment Corp., MHR Fund Management, LLC, Liberty Global Ventures Limited, Discovery Lightning Investments LTD., Liberty Global LTD., Warner Bros Discovery, Inc. and Mammoth Funds.	8-K	10.13	May 7, 2025
10.13	Credit and Guarantee Agreement, dated as of May 6, 2025, among Starz Capital Holdings LLC, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.14	May 7, 2025
10.14*	Employment Agreement between Starz Entertainment Corp. and Jeffrey Hirsch, dated as of November 11, 2025.	8-K	10.1	November 17, 2025

STARZ ENTERTAINMENT CORP.

10.15*	Employment Agreement between Alison Hoffman and Starz Entertainment, LLC, dated as of September 5, 2024 (incorporated by reference to Exhibit 10.17 to the Registration Statement).	8-K	10.16	May 7, 2025
10.16*	Amendment No. 1 to Employment Agreement between Alison Hoffman and Starz Entertainment, LLC, dated as of March 15, 2023 (incorporated by reference to Exhibit 10.18 to the Registration Statement).	8-K	10.17	May 7, 2025
10.17*	Amendment No. 2 to Employment Agreement between Alison Hoffman and Starz Entertainment, LLC, dated as of August 23, 2024 (incorporated by reference to Exhibit 10.19 to the Registration Statement).	8-K	10.18	May 7, 2025
10.18 *	Starz Severance Agreement between Scott D. Macdonald and Starz Entertainment, LLC, dated as of April 1, 2014 (incorporated by reference to Exhibit 10.20 to the Registration Statement).	8-K	10.19	May 7, 2025
10.19*	Starz Severance Agreement between Jason Wyrick and Starz Entertainment, LLC, dated as of April 1, 2016 (incorporated by reference to Exhibit 10.21 to the Registration Statement).	8-K	10.2	May 7, 2025
10.20*	Starz Severance Agreement between Audrey Lee and Starz Entertainment, LLC, dated as of June 1, 2022 (incorporated by reference to Exhibit 10.22 to the Registration Statement).	8-K	10.21	May 7, 2025
10.21*	Form of Starz Entertainment Corp. 2025 Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement).	8-K	10.22	May 7, 2025
10.22*	Starz LLC Deferred Compensation Plan, restated effective September 1, 2007 (incorporated by reference to Exhibit 10.8 to the Registration Statement).	8-K	10.23	May 7, 2025
10.23	Credit and Guarantee Agreement, dated as of May 6, 2025, among Starz Capital Holdings LLC, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.24	May 8, 2025
10.24x*	Director Compensation Summary
10.25	Amended and Restated Advisory Services Agreement as of May 6, 2025 between Michael Burns and Starz Entertainment Corp.	10-K	10.28	June 26, 2025
19.1x	Insider Trading Policy
21.1	Subsidiaries of the Company	10-K	21.1	June 26, 2025
23.1x	Consent of Ernst & Young LLP
24.1x	Power of Attorney (contained on signature page)
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97x	Policy Regarding the Recoupment of Certain Compensation Payments
101x	The following financial statements from the Company's Transition Report on Form 10-KT for the nine months ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
104x	The cover page from the Company’s Transition Report on Form 10-KT for the nine months ended December 31, 2025 (formatted as Inline XBRL and contained in Exhibit 101).
*     Management contract or compensatory plan or arrangement.
x     Filed herewith
xx     Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

STARZ ENTERTAINMENT CORP.

ITEM 16. FORM 10-KT SUMMARY.
None.

STARZ ENTERTAINMENT CORP.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer
DATE: February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates so indicated.
Each person whose signature appears below authorizes each of Jeffrey Hirsch, Audrey Lee, and Scott Macdonald, severally and not jointly, to be his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in such person’s name, place and stead, in any and all capacities, to sign any amendments to the Company’s Transition Report on Form 10-KT for the nine months ended December 31, 2025; granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, shall lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
/s/ SCOTT MACDONALD
Scott Macdonald

STARZ ENTERTAINMENT CORP.

Signature	Title	Date

/s/ MICHAEL BURNS	Director	February 26, 2026
Michael Burns

/s/ MIGNON CLYBURN	Director	February 26, 2026
Mignon Clyburn

/s/ EMILY FINE	Director	February 26, 2026
Emily Fine

/s/ LISA GERSH	Director	February 26, 2026
Lisa Gersh

/s/ JEFFREY A. HIRSCH	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2026
Jeffrey A. Hirsch

/s/ BRUCE MANN	Director	February 26, 2026
Bruce Mann

/s/ MARK H. RACHESKY, M.D.	Director	February 26, 2026
Mark H. Rachesky, M.D.

/s/ JOSHUA W. SAPAN	Director	February 26, 2026
Joshua W. Sapan

/s/ HARDWICK SIMMONS	Director	February 26, 2026
Hardwick Simmons

/s/ HARRY E. SLOAN	Director	February 26, 2026
Harry E. Sloan

/s/ ED WILSON	Director	February 26, 2026
Ed Wilson

STARZ ENTERTAINMENT CORP.

STARZ ENTERTAINMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Starz Entertainment Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Starz Entertainment Corp. (the Company) as of December 31, 2025 and March 31, 2025, the related consolidated statements of operations, comprehensive loss, equity and cash flows for the nine-month period ended December 31, 2025 and each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and March 31, 2025, and the results of its operations and its cash flows for the nine-month period ended December 31, 2025 and each of the two years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

STARZ ENTERTAINMENT CORP.

Amortization of customer relationship intangible asset
Description of the Matter . . . . . . . . . . . .
As disclosed in Note 1 to the consolidated financial statements, the Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset. As disclosed in Note 4 to the consolidated financial statements, the Company recorded amortization expense of $121.7 million during the nine-month period ended December 31, 2025, related to the customer relationship intangible assets, resulting in a remaining carrying value of $626.3 million at December 31, 2025.
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

Denver, Colorado

February 26, 2026

STARZ ENTERTAINMENT CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$35.7	$17.8
Accounts Receivables, net, including other receivables of $9.9 million (March 31, 2025 – nil)	84.4	52.7
Due from LG Studios Business (Note 17)	—	81.6
Prepaid expenses and other	12.1	18.4
Total current assets	132.2	170.5
Programming content, net	993.8	1,096.3
Property and equipment, net	49.1	48.6
Intangible assets, net	690.9	816.0
Other assets	47.2	41.8
Total assets	$1,913.2	$2,173.2
LIABILITIES
Current portion of debt	$7.5	$—
Accounts payable	60.0	64.5
Programming related payables	255.2	101.8
Other accrued liabilities	49.1	64.5
Residuals	27.1	29.5
Programming related obligations	87.7	90.7
Deferred revenue	52.8	39.4
Due to LG Studios Business (Note 17)	—	232.1
Total current liabilities	539.4	622.5
Debt	605.8	699.9
Production loan	41.4	—
Other liabilities	72.7	75.9
Deferred tax liabilities	7.9	8.5
Total liabilities	1,267.2	1,406.8

Commitments and Contingencies (Note 18)

EQUITY
Common stock, no par value, unlimited authorized, 16.7 million shares issued (March 31, 2025 – nil )	735.1	—
Accumulated other comprehensive income	19.4	19.2
Parent net investment	—	747.2
Accumulated deficit	(108.5)	—
Total equity	646.0	766.4
Total liabilities and equity	$1,913.2	$2,173.2
See accompanying notes.

STARZ ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)
Revenue
OTT revenue	$654.2	$931.1	$899.3
Linear and other revenue	309.2	438.5	493.1
Total revenue	963.4	1,369.6	1,392.4
Operating expenses:
Programming amortization	451.3	638.8	626.5
Other operating	117.3	155.1	166.8
Advertising and marketing	206.8	289.9	322.9
General and administrative	89.7	101.8	129.2
Depreciation and amortization	143.9	170.3	161.8
Restructuring and other	20.8	184.1	224.8
Goodwill and intangible asset impairment	—	—	663.9
Total expenses	1,029.8	1,540.0	2,295.9
Operating loss	(66.4)	(170.4)	(903.5)
Interest expense	(43.2)	(45.6)	(47.2)
Interest and other income	0.2	4.9	3.5
Other expense	(6.1)	(7.2)	(7.5)
(Loss) gain on extinguishment of debt	—	(5.6)	21.2
Loss from continuing operations	(115.5)	(223.9)	(933.5)
Income tax (expense) benefit	(0.3)	8.6	128.9
Net loss from continuing operations	(115.8)	(215.3)	(804.6)
Net income (loss) from discontinued operations, net of income taxes	—	4.1	(110.6)
Net loss	$(115.8)	$(211.2)	$(915.2)

Per share information attributable to Starz Entertainment Corp. shareholders:

Basic and diluted net loss per common share - continuing operations	$(6.92)	$(12.88)	$(48.12)
Basic and diluted net income per common share - discontinued operations	—	0.25	(6.61)
Basic and diluted net loss per common share	$(6.92)	$(12.63)	$(54.73)

Weighted average number of common shares outstanding:
Basic	16.7	16.7	16.7
Diluted	16.7	16.7	16.7
See accompanying notes.

STARZ ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)	(Amounts in millions)
Net loss from continuing operations	$(115.8)	$(215.3)	$(804.6)
Net unrealized gain on cash flow hedges, net of tax	0.2	—	—
Comprehensive loss from continuing operations, net of tax	(115.6)	(215.3)	(804.6)
Net income (loss) from discontinued operations	—	4.1	(110.6)
Comprehensive loss	$(115.6)	$(211.2)	$(915.2)
See accompanying notes.

STARZ ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Starz Common Shares		Accumulated Deficit	Parent Net Investment	Accumulated Other Comprehensive Income	Total Equity
	Number	Amount
	(Amounts in millions)
Balance at March 31, 2023	—	$—	$—	$1,512.6	$19.2	$1,531.8
Net loss	—	—	—	(915.2)	—	(915.2)
Net transfers from Parent	—	—	—	302.6	—	302.6
Balance at March 31, 2024	—	$—	$—	$900.0	$19.2	$919.2
Net loss	—	—	—	(211.2)	—	(211.2)
Net transfers from Parent	—	—	—	58.4	—	58.4
Balance at March 31, 2025	—	$—	$—	$747.2	$19.2	$766.4
Distribution from Lionsgate upon Separation	—	—	—	0.1		0.1
Net loss prior to Separation	—	—	—	(7.3)	—	(7.3)
Issuance of Starz common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and Separation from Old Lionsgate	16.7	740.0	—	(740.0)	—	—
Net loss after Separation	—	—	(108.5)	—	—	(108.5)
Stock-based compensation after Separation	—	12.7	—	—	—	12.7
Share-based liability for modified July Vesting awards	—	(17.6)	—	—	—	(17.6)
Other comprehensive gain	—	—	—	—	0.2	0.2
Balance at December 31, 2025	16.7	$735.1	(108.5)	—	19.4	646.0
See accompanying notes.

STARZ ENTERTAINMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)
Operating Activities:
Net loss	$(115.8)	$(211.2)	$(915.2)
Less: net income (loss) from discontinued operations, net of tax	—	4.1	(110.6)
Net loss from continuing operations, net of tax	(115.8)	(215.3)	(804.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	143.9	170.3	161.8
Programming amortization	451.3	638.8	626.5
Amortization of debt financing costs and other non-cash interest	3.3	3.7	3.2
Non-cash share-based compensation	14.8	18.0	24.6
Other amortization	6.3	7.4	7.5
Goodwill and intangible asset impairment	—	—	663.9
Net content impairment	7.0	156.4	213.1
Loss (gain) on extinguishment of debt	—	5.6	(21.2)
Deferred income taxes	—	(2.5)	(60.5)
Changes in operating assets and liabilities:
Accounts receivable, net	(2.8)	3.7	(34.9)
Programming content additions(1)	(356.8)	(945.2)	(747.5)
Programming related payables	(113.8)	(46.2)	32.3
Other assets	3.0	(3.7)	(1.4)
Accounts payable and accrued liabilities	(34.4)	(38.2)	(79.6)
Residuals	(2.5)	(1.6)	2.2
Deferred revenue	14.4	10.9	5.9
Due to LG Studios Business	—	198.5	14.6
Net cash provided by (used in) operating activities – continuing operations	17.9	(39.4)	5.9
Net cash (used in) operating activities – discontinued operations	—	(6.6)	(137.7)
Net cash provided by (used in) operating activities	17.9	(46.0)	(131.8)
Investing activities:
New Lionsgate revolving credit facility – increases	151.8	483.2	—
New Lionsgate revolving credit facility – decreases	(70.2)	(564.8)	—
Capital expenditures	(16.6)	(17.6)	(20.4)
Deferred purchase price of receivables sold	1.8	—	—
Net cash provided by (used in) investing activities – continuing operations	66.8	(99.2)	(20.4)
Net cash (used in) investing activities – discontinued operations	—	—	(4.4)
Net cash used in investing activities	66.8	(99.2)	(24.8)
Financing activities:
Distribution of Exchange Notes to New Lionsgate upon Separation	(389.9)	—	—
Debt – borrowings	497.0	417.0	—
Debt – repurchases and repayments	(197.0)	(452.0)	(61.4)
Debt issuance costs	(8.8)	(4.9)	—
Programming related obligations – borrowings	492.8	310.4	189.7
Programming related obligations – repayments	(455.3)	(219.8)	(272.5)
Parent net investment	(5.6)	72.5	129.5
Net cash (used in) provided by financing activities – continuing operations	(66.8)	123.2	(14.7)
Net cash provided by financing activities – discontinued operations	—	2.8	146.7
Net cash (used in) provided by financing activities	(66.8)	126.0	132.0
Net change in cash and cash equivalents	17.9	(19.2)	(24.6)
Cash and cash equivalents – beginning of period	17.8	37.0	61.6
Cash and cash equivalents – end of period	$35.7	$17.8	$37.0
__________________________________
(1)Programming content payments prior to the Separation for the years ended March 31, 2025 and March 31, 2024 includes $624.7 million and $494.0 million, respectively, from the licensing of program rights from the LG Studios Business (see Note 17).
See accompanying notes.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business
Starz Entertainment Corp. (the "Company", "Starz", "we", "us", or "our") operates primarily in the U.S. and distributes the STARZ branded premium subscription video services on a direct-to-consumer over-the-top (“OTT”) basis through the STARZ App and through wholesale OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform ” and if referencing prior to October 2025, includes the Canadian operations at that time). In October 2025, Starz changed its operations in Canada resulting in its partner assuming all operational oversight of the service and Starz moving to a content licensing arrangement.
Separation
Unless otherwise indicated or as the context requires, all references to the “Company,” “Starz,” “we,” “us,” and “our” refer to (i) following the Separation (as defined below), Starz Entertainment Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries and (ii) prior to the Separation as the context requires, the Starz Business (as defined below). Prior to the Separation, as defined and further discussed below, the business of what would become Starz Entertainment Corp. (the “Company”) substantially consisted of the Company of Lions Gate Entertainment Corp’s (“Old Lionsgate” or “Parent”) Media Networks segment and consisting of (i) Starz Networks, which included the distribution within the U.S. and Canada of STARZ branded premium subscription video services through over-the-top (“OTT”) streaming platforms and distributors, on a direct-to-consumer basis through the STARZ App and through wholesale U.S. and Canada OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate “the Starz Platform”), and (ii) International, which at that time primarily consisted of the OTT distribution of subscription video services outside the U.S. and Canada ("LIONSGATE+") (collectively referred to as the “Starz Business”). Old Lionsgate also had a subsidiary Lionsgate Studios Corp. (formerly trading on the Nasdaq Stock Market under the ticker symbol LION) (“Legacy Lionsgate Studios”) that included the company’s motion picture and television studio operations (collectively referred to as the “LG Studios Business”).
On May 6, 2025, Old Lionsgate, through a series of transactions contemplated by an arrangement agreement dated as of January 29, 2025, as amended March 12, 2025 (as amended, the “Arrangement Agreement”), completed the separation of the LG Studios Business of Old Lionsgate from the Starz Business (the "Separation"). As a result of the Arrangement Agreement, immediately following the Separation, the pre-transaction shareholders of Old Lionsgate owned shares in two separately traded public companies: (1) Old Lionsgate, which was renamed “Starz Entertainment Corp.” and holds, directly and through subsidiaries, the Starz Business as previously held by Old Lionsgate, and (2) Lionsgate Studios Holding Corp. (“New Lionsgate”), which was renamed “Lionsgate Studios Corp.” and holds, directly and through subsidiaries, the LG Studios Business previously held by Old Lionsgate, and is owned by Old Lionsgate shareholders and Legacy Lionsgate Studios shareholders.
To complete the Separation, pre-transaction shareholders of Old Lionsgate’s Class A common shares received one and twelve one-hundredths (1.12) New Lionsgate common shares and one and twelve one-hundredths (1.12) Starz Entertainment Corp. common shares while Old Lionsgate’s Class B common shares received one share of New Lionsgate common shares and one share of Starz Entertainment Corp.’s common shares. As a result of the steps described above, each of New Lionsgate and Starz have a single class of “one share, one vote” common shares. Starz Entertainment Corp.’s common shares were then consolidated on a 15-to-1 basis, such that every fifteen (15) Starz common shares were consolidated into one Starz common share (the “Reverse Stock Split”). See Note 9, Capital Stock, for further details.
Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, in accordance with U.S. GAAP, due to the relative significance of the LG Studios Business as compared to the Starz Business and the continued involvement of Old Lionsgate’s senior management with New Lionsgate following the completion of the Separation, New Lionsgate (which holds the LG Studios Business) is considered the accounting spinnor or divesting entity and Starz Entertainment Corp. is considered the accounting spinnee or divested entity. As a result, Old Lionsgate was determined to be the accounting predecessor to New Lionsgate and the Company's pre-Separation financial information has been prepared on a carve-out basis and are derived from Old Lionsgate’s consolidated financial statements and accounting records. Financial statements presented for periods prior to the Separation reflect the Starz Business’s combined historical financial position, results of operations and cash flows as they were historically managed. From and after the effective date of the Separation, the Company's financial statements are presented on a consolidated basis. For convenience, the financial statements for all periods presented, including the historical results of the Company prior to the Separation, are now referred to as the "consolidated financial statements." See Basis of Presentation below.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Starz Networks Strategic Content Review
During the years ended March 31, 2025 and March 31, 2024, in preparation for the Separation, Starz evaluated the programming on the Starz Platform and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company.
As a new standalone company, management continues to strategically review its content and performance.
International Restructuring
During fiscal 2023, Old Lionsgate began a plan to restructure and shut down its international LIONSGATE+ business. During the year ended March 31, 2025, Old Lionsgate continued executing the restructuring plan, which included exiting all international territories as of May 2024 except Canada (included in the Starz Networks segment) and India and Southeast Asia (which were included in the International segment until transferred to New Lionsgate April 1, 2025 as discussed below). The historical results of operations of international territories that were shut down are presented as discontinued operations in these financial statements for the year ended March 31, 2025. See Note 19, Discontinued Operations, for further details.
Canada
In October 2025, Starz changed its operations in Canada resulting in its partner assuming all operational oversight of the service and Starz moving to a content licensing arrangement.
Basis of Presentation
From and after the effective date of the Separation, the Company’s financial statements are presented on a consolidated basis.
For periods prior to the Separation, the Starz Business operated as a segment of Old Lionsgate and not as a separate entity. The Starz Business’s financial statements prior to the Separation were prepared on a carve-out basis and were derived from Old Lionsgate’s consolidated financial statements and accounting records and reflect the Starz Business’s combined historical financial position, results of operations and cash flows in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Prior to the Separation, a management approach was applied to determine the carve-out basis of presentation. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.
For periods subsequent to the Separation, the accompanying consolidated financial statements include the accounts of Starz Entertainment Corp. and all of its majority-owned and controlled subsidiaries.
For convenience, the financial statements for all periods presented, including the historical results of the Company prior to the Separation, are now referred to as the “consolidated financial statements.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
All revenue and costs, as well as assets and liabilities directly associated with the business activity of the Company, are included in the accompanying financial statements. Revenue and costs associated with the Company are specifically identifiable in the accounting records maintained by Old Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Media Networks segment of Old Lionsgate. In addition, these costs include an allocation of corporate general and administrative expense (inclusive of share-based compensation) which has been allocated to the Company as further discussed below.
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

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the Studio Separation, Old Lionsgate utilized a centralized approach to cash management. Cash generated by the Starz Business was managed by Old Lionsgate’s centralized treasury function and cash was routinely transferred to the Starz Business or to the LG Studios Business to fund operating activities when needed. Cash and cash equivalents of the Starz Business are reflected in the accompanying consolidated balance sheets. Payables to and receivables from Old Lionsgate related to the Starz Business, were often settled through movement to the intercompany accounts between Old Lionsgate, the Starz Business and the LG Studios Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Company and LG Studios Business were accounted for as parent net investment. See Note 17, Due To/From LG Studios Business, for further details.
Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate are reasonable. However, the allocations may not include all of the actual expenses that would have been incurred by Starz had we been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had we been a standalone company and operated as an unaffiliated entity during the periods presented. Actual costs that might have been incurred had we been a standalone company would depend on a number of factors, including the organizational structure, what corporate functions we might have performed directly or outsourced and strategic decisions we might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions. See Note 17, Due To/From LG Studios Business, for further details of the allocations included in the accompanying financial statements.
The issuer of Old Lionsgate's 5.5% senior notes due April 15, 2029 (the “5.5% Senior Notes”) was Starz Capital Holdings, LLC (previously known as Lions Gate Capital Holdings LLC), a Starz entity. The 5.5% Senior Notes were generally used as a method of financing Old Lionsgate's operations in totality and were not specifically identifiable to the LG Studios Business or the Starz Business. It is not practical to determine what the capital structure would have been historically for the Starz Business or the LG Studios Business prior to the Studio Separation as standalone companies; however, the 5.5% Senior Notes were issued by a subsidiary of Starz and are representative of the overall debt levels, that were expected for the Company following the completion of the Separation. In May 2024, the Company issued $389.9 million aggregate principal amount of new 5.5% exchange notes due 2029 (the “Exchange Notes”) in exchange for $389.9 million of the existing 5.5% Senior Notes (the "Exchange Transaction"). As a result of the Exchange Transaction, the principal amount of the 5.5% Senior Notes outstanding was reduced to $325.1 million and total aggregate debt outstanding, including $300.0 million outstanding per Term Loan A, was $625.1 million. See Note 5, Debt, for further details. Upon completion of the Separation, the Exchange Notes became obligations solely of New Lionsgate. The remaining 5.5% Senior Notes remained with the Company upon completion of the Separation. A portion of Old Lionsgate's corporate debt, (the revolving credit facility, Term Loan A and Term Loan B, together referred to as the “Old Lionsgate Senior Credit Facilities”) had been assumed by the LG Studios Business under an intercompany note and accordingly, the Old Lionsgate Senior Credit Facilities and related interest expense are not reflected in the Company’s financial statements.
In connection with the Separation, the Company entered into a new credit agreement (the "Starz Credit Agreement") which provides for a $300.0 million senior secured term loan credit facility and a $150.0 million senior secured revolving credit facility. See Note 5, Debt, for further details.
Additional indebtedness directly related to the Company, including programming notes and a production loan, are reflected in the Company's consolidated financial statements. See Note 7, Programming Related Obligations, for further details.
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

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the Studio Separation, Old Lionsgate established a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement facilitates the allocation to the LG Studios Business of all corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million charged annually to the Company. The $10.0 million charge of Old Lionsgate’s corporate general and administrative expenses to the Company pursuant to the Shared Services Agreement was designed to reflect the portion of corporate expenses reflective of the level of effort and costs incurred related to management oversight and services provided to the Company following the Studio Separation. Prior to the Studio Separation, these expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Old Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.
Old Lionsgate also paid certain expenses on behalf of the Starz Business prior to the Separation such as certain rent expense, employee benefits, insurance and other administrative operating costs which are reflected in the accompanying financial statements. The Starz Business also paid certain expenses on behalf of Old Lionsgate such as legal expenses, software development costs and severance. The settlement of reimbursable expenses between the Company and the LG Studios Business have been accounted for as parent net investment. See Note 17, Due To/From LG Studios Business, for further detail of parent net investment included in the accompanying financial statements.
Change in Fiscal Year End
On May 8, 2025, the Company's Board of Directors approved a change in Starz’s fiscal year end from March 31 to December 31. As a result of this change, the Company is now filing this Form 10‑KT for the nine‑month transition period from April 1, 2025 to December 31, 2025. Our historical fiscal years 2025 and 2024 continue to be presented for the years ended March 31, 2025 and March 31, 2024, respectively, unless otherwise noted. See Note 16, Additional Financial Information, for the unaudited condensed consolidated statement of operations for the comparable prior‑year period of nine months ended December 31, 2024.
Generally Accepted Accounting Principles
These financial statements have been prepared in accordance with U.S. GAAP.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the accompanying financial statements relate to the intangible asset associated with the customer relationships with U.S. MVPDs ("Starz Traditional Affiliates"), which is amortized by taking into account the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset; estimates of future viewership used for the amortization of programming content; the allocation of costs to the Company for certain corporate and shared service functions prior to Studio Separation; income taxes including the assessment of valuation allowances for deferred tax assets; and impairment assessments for licensed program rights and intangible assets. Actual results could differ from such estimates.
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our North American operations. Starz's continuing operations outside the U.S. and Canada, which historically primarily consisted of our operations in India and Southeast Asia, were reported as International. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
Significant Accounting Policies
Revenue Recognition
The Company earns revenue from the distribution of branded premium subscription video services through OTT streaming platforms and distributors, on a direct-to-consumer basis through the STARZ App and through MVPDs, including cable operators, satellite television providers and telecommunications companies.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue does not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. The Company is the principal in its relationships with subscribers through its STARZ App and certain retail distributors of the STARZ App as the Company retains control over providing the service to the subscriber. The Company is the principal within its relationship with its OTT streaming platforms and other distribution partners where the distributors provide the service to the subscribers.
Pursuant to the Company’s distribution agreements, revenue is primarily generated from fees from subscribers who receive the Company's services or based on other factors (variable fee arrangements), or to a lesser extent, may be based on a monthly fixed fee or minimum guarantee, subject to nominal annual escalations.
The variable distribution fee arrangements represent sales or usage-based royalties, which are recognized over the period of such sales or usage by the Company's distributor, which is the same period that the content is provided to the distributor. Estimates of revenue generated, but not yet reported to the Company by its distribution partners, are made based on an estimated number of subscribers using historical trends and recent reporting. The estimate of revenue generated but not yet reported to us by distribution partners requires judgment and could be sensitive to changes in underlying assumptions. The Company regularly evaluates such assumptions and historically, such estimates have been materially in line with revenue amounts when reported.
Other fixed fee or minimum guarantee programming revenue is recognized over the contract term based on the continuous delivery of the content to the distributor. Subscribers through the STARZ App are billed in advance of the start of their monthly or multi-month membership period and revenue is recognized ratably over each applicable membership period. Payments to distributors for marketing support costs for which the Company receives a discrete benefit are recorded as advertising and marketing expenses, and payments to distributors for which the Company receives no discrete benefit are recorded as a reduction of revenue.
Our content licensing arrangements include fixed fee arrangements and revenue is recognized when the content has been delivered, and the window for the exploitation right has begun, which is the point at which the customer is able to begin to use and benefit from the content. New Lionsgate acts as distributor in these arrangements. License fees associated with these agreements have not been material to date.
Accounts Receivable. Payment terms are generally due within 30 days to 60 days after revenue is recognized.
Deferred Revenue. Deferred revenue relates primarily to subscribers through the STARZ App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period, when the Company satisfies the corresponding performance obligation.
See Note 10, Revenue, to our consolidated financial statements for further details.
Cash and Cash Equivalents
Cash and cash equivalents include cash deposits held at financial institutions. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Amounts in transit from payment processors related to customer credit and debit card transactions are also classified as cash equivalents when settlement is expected within a few days.
Programming Content
Programming content represents content exploited on the Starz Platform. Programming content is typically licensed content (which we refer to as “licensed program rights”), however, in some cases, programming content may be produced or acquired (which we refer to as “owned and produced films and television programs”). Licensed program rights include content licensed from third parties, including New Lionsgate, for specified airing rights and windows over a contractual term. Program licenses typically have fixed terms and require payments during the production of the content by the licensor, at or near delivery of the content or over the term of the license. Payments for content and additions to content assets and the changes in related liabilities, are classified within operating activities on the consolidated statements of cash flows. Amortization of programming content, which is discussed further below, is included in programming amortization expense on the consolidated statement of operations.
Programming content is predominantly monetized as part of a film group and therefore is reviewed for impairment in aggregate at a film group level when an event or change in circumstances indicates a change in the expected use of the content or that the fair value may be less than unamortized cost.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Costs of acquiring and producing films and television programs are capitalized when incurred. For films and television programs produced by the Company, capitalized costs include all direct production and financing costs, including capitalized interest and production overhead.
Amortization. The cost of licensed program rights for films and television programs (including original series) and owned or produced programs are generally amortized on a title-by-title or episode-by-episode basis using an accelerated or straight-line method based on the expected and historical viewership patterns, or the current and anticipated number of exhibitions over the license period or estimated life. The number of exhibitions is estimated based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Residuals are expensed in line with the amortization of production costs.
The Company reviews factors impacting the amortization of the content assets on an ongoing basis. The Company may shift release dates or rest certain titles to align with subscriber engagement trends and support content optimization.
Film Groups and Impairment Assessment for Programming Content
Substantially all programming content is monetized as part of a film group. A film group represents the unit of account for impairment testing for a film or license agreement for program material when the film or license agreement is expected to be predominantly monetized with other films and/or license agreements instead of being predominantly monetized on its own.
A film group is evaluated for impairment when an event or change in circumstances indicates that the fair value of a film group is less than its unamortized cost. A film group is the lowest level at which identifiable cash flows are largely independent of the cash flows of other films and/or license agreements. The Company's film groups are generally aligned with the Company's networks and digital content offerings in the U.S. and Canada. International distribution is generally on a title by title basis. Content removed from the service and abandoned is written down to its fair value, if any, determined using a discounted cash flow approach.
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

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Operating Leases. Operating lease ROU assets, representing the Company's right to use the underlying asset for the lease term, are included in other assets (non-current) in the Company's consolidated balance sheets. Operating lease liabilities, representing the present value of the Company's obligation to make payments over the lease term, are included in the other accrued liabilities and other liabilities - non-current in the Company's consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
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
Finite-Lived Intangible Assets
At December 31, 2025, the carrying value of the Company's finite-lived intangible assets was $690.9 million. The Company's finite-lived intangible assets primarily relate to customer relationships associated with U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies (each a “Traditional Affiliate”), and amounted to $626.3 million at December 31, 2025. The amount of the Company's customer relationship asset related to these Traditional Affiliate relationships reflects the estimated fair value of these customer relationships determined in connection with Old Lionsgate's acquisition of the Company on December 8, 2016, net of amortization recorded since the date of the acquisition. Beginning October 1, 2023, the Company's finite-lived intangible assets also include trademarks and trade names previously accounted for as indefinite-lived intangible assets. At December 31, 2025, the carrying value of trademarks, trade names and patents was $64.6 million.
Identifiable intangible assets with finite lives are amortized to depreciation and amortization expense over their estimated useful lives, ranging from 7 to 14 years. The Starz Traditional Affiliate customer relationship intangible asset is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset, which results in greater amortization in the earlier years of the estimated useful life of the asset than the latter years. The Company's estimates related to these factors require considerable management judgment.
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
The Company monitors its finite-lived intangible assets and changes in the underlying circumstances each reporting period for indicators of possible impairments or a change in the useful life or method of amortization of the finite-lived intangible assets. For the nine months ended December 31, 2025 and year ended March 31, 2025, no indicators of impairment were identified.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Trade Name Impairment Assessment
During the second quarter of fiscal 2024, due to continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of Starz Networks, Starz performed a quantitative impairment assessment of its (at the time) indefinite-lived trade names. The fair value of the Company's indefinite-lived trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments. Based on the quantitative impairment assessment of our trade names, we recorded an impairment charge of $170.0 million in the second quarter of fiscal 2024, which was presented in goodwill and intangible asset impairment on the consolidated statement of operations.
After Starz performed its quantitative impairment assessment, during the second quarter of fiscal 2024, the Company then reassessed the estimated useful life of the trade names with a remaining carrying value of $80.0 million, net of the impairment charge discussed above. Starz concluded that based upon the most recent factors, including current macro and microeconomic conditions, market competition and historical industry trends, the trade names had a finite estimated remaining useful life of 10 years. Accordingly, beginning October 1, 2023, the trade names are being accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired in business combination. At December 31, 2025 and March 31, 2025, the carrying value of goodwill was nil, due to impairment charges recorded. The Company also did not have any indefinite-lived intangibles assets at December 31, 2025, reflecting the reassessment of the estimated useful life of the Company's indefinite-lived intangible assets in the second quarter of fiscal 2024, as further discussed below.
Goodwill Impairment Assessment
In the second quarter of fiscal 2024, due to continuing difficult macro and microeconomic conditions, industry trends, and their impact on the performance and projected cash flows of the Starz Networks reporting unit, including its growth in subscribers and revenue, and the expanded restructuring activities discussed in Note 11 (Restructuring and Other) and Note 19 (Discontinued Operations), to the consolidated financial statements, along with market valuation multiples, the Company calculated its quantitative impairment assessment for its Starz Networks reporting unit goodwill based on the most recent data and expected growth trends. In performing its quantitative impairment assessment, the fair value of the Company's reporting unit was estimated by using a combination of discounted cash flow (“DCF”) analyses and market-based valuation methodologies. The DCF analysis components were determined primarily by discounting estimated future cash flows, which included a weighted average perpetual nominal growth rate of 1.5%, at a weighted average cost of capital (discount rate) of 10.5%, which considered the risk of achieving the projected cash flows, including the risk applicable to the reporting unit, industry and market as a whole.
Based on our quantitative impairment assessment, we determined that the fair value of the Company's Starz Networks reporting unit which was previously disclosed as a reporting unit “at risk” of impairment, was less than its carrying value (after the impairment write-down of its indefinite-lived intangible assets discussed below). The analysis resulted in a goodwill impairment charge of $494.0 million during the year ended March 31, 2024, representing all of the remaining Starz Networks reporting unit goodwill, which is recorded in goodwill and intangible asset impairment in the consolidated statement of operations. Goodwill represents the excess acquisition cost over the fair value of net tangible and intangible assets acquired in business combination.
Expenses
Our primary operating expenses include programming amortization expenses, other operating expenses, advertising and marketing expenses, general and administrative expenses.
Other operating expenses include programming related salaries, residual expenses, provision for credit losses on accounts receivable, operating costs for the direct-to-consumer service, transponder expenses, maintenance and repairs and foreign exchange gains and losses.
Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild – American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising and marketing expenses primarily include the costs of advertising, consumer marketing, distributor marketing support and other marketing costs.
General and administrative expenses include salaries and other overhead and, prior to the Studio Separation, included allocations for certain general and administrative expenses from Old Lionsgate to the Company related to certain corporate and shared service functions historically provided by Old Lionsgate to the Company, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. In connection with the Studio Separation, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement allocated to the LG Studios Business all of corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million to be charged annually to the Company.
Advertising and Marketing Expenses
The costs of advertising and marketing expenses are expensed as incurred. Certain of the Company's affiliation agreements require it to provide marketing support to the distributor based upon certain criteria as stipulated in the agreements. Marketing support includes cooperative advertising and marketing efforts between the Company and its distributors such as cross channel, direct mail and point of sale incentives. Marketing support is recorded as an expense and not a reduction of revenue when the Company has received a direct benefit and the fair value of such benefit is determinable.
Advertising expenses for the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 were $206.8 million, $289.9 million, and $322.9 million, respectively, which were recorded as advertising and marketing expenses in the accompanying consolidated statements of operations.
Income Taxes
The Starz Business's results have historically been included in the consolidated U.S. federal income tax return and U.S. state income tax filings of Old Lionsgate. The Starz Business has computed its provision for income taxes on a separate return basis for the year ended March 31, 2025 in these consolidated financial statements. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if the Starz Business was a separate taxpayer and a stand-alone enterprise for the years ended March 31, 2025 and March 31, 2024. The calculation of income taxes for the Starz Business on a separate return basis for the years ended March 31, 2025 and March 31, 2024 requires significant judgment and use of both estimates and allocations. However, as discussed above in Note 1, the historical results of the Starz Business prior to the Separation were presented on a managed basis rather than a legal entity basis, with certain deductions and other items that are included in the consolidated financial statements of Old Lionsgate, but not included in the financial statements of the Starz Business. Accordingly, the income tax provision and deferred taxes, including tax attributes are expected to differ following the completion of the Separation.
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
Foreign Currency Remeasurement
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at exchange rates in effect at the balance sheet date. Resulting unrealized and realized gains and losses are included in the consolidated statements of operations.
The functional currency of all entities in these consolidated financial statements is the U.S. dollar. Amounts included in accumulated other comprehensive income reflect the net gains arising on the translation of the accounts of foreign companies prior to their change to a U.S. dollar functional currency.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Net Investment
Parent net investment in the consolidated balance sheets was presented in lieu of shareholders’ equity prior to the Separation and represents Old Lionsgate's historical investment in the Company, the accumulated net earnings (losses) after taxes and the net effect of settled transactions with and allocations from Old Lionsgate prior to the Separation. All cash transactions reflected in parent net investment by Old Lionsgate in the accompanying consolidated balance sheets have been considered as financing activities for purposes of the consolidated statements of cash flows.
Share-Based Compensation
Prior to the Separation, certain Company employees participated in the share-based compensation plans sponsored by Old Lionsgate. Old Lionsgate share-based compensation awards granted to employees of the Company consisted of stock options, restricted share units and share appreciation rights. As such, the awards to the Company employees were reflected in parent net investment within the consolidated statements of equity (deficit) at the time they are expensed. Prior to the Separation, the consolidated statements of operations also included an allocation of Old Lionsgate corporate and shared employee share-based compensation expenses.
Following the Separation, the Starz Entertainment Corp. 2025 Performance Incentive Plan (the “Starz 2025 Plan”) became effective, with respect to 3,325,000 shares of the Company’s common stock. Awards outstanding under the equity plans of Old Lionsgate immediately prior to the Separation which were held by Old Lionsgate employees and directors who became employees or directors of the Company were converted into awards of the Company immediately after the Separation and assumed under the Starz 2025 Plan, except that awards of individuals serving as non-employee directors of both New Lionsgate and the Company were only partially converted into awards under the Starz 2025 Plan.
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide service. See Note 9 (Capital Stock) for further discussion of the Company’s share-based compensation.
Transfers of Financial Assets
The Company enters into arrangements to sell certain financial assets (i.e., monetize its trade accounts receivables). For a transfer of financial assets to be considered a "true sale," the asset must be legally isolated from the Company and the purchaser must have control of the asset. Determining whether all the requirements have been met includes an evaluation of legal considerations, the extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. When the true sale criteria is met, the Company derecognizes the carrying value of the financial asset transferred and recognizes a net gain or loss on the sale. The proceeds from these arrangements with third party purchasers are reflected as cash provided by operating activities in the consolidated statements of cash flows. If the sales criteria are not met, the transfer is considered a secured borrowing and the financial asset remains on the consolidated balance sheets with proceeds from the sale recognized as debt and recorded as cash flows from financing activities in the consolidated statements of cash flows. See Note 16 (Additional Financial Information), for discussion of the Company’s accounts receivable monetization.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recently Adopted Accounting Pronouncements
Income Taxes: In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expanded income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this guidance required all public business entities to disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and is effective for the Company’s financial statements issued for the nine months ended December 31, 2025. The Company has adopted this guidance and applied its effects prospectively to its consolidated financial statements and related disclosures. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 12, Income taxes, for further details.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Programming Content
The predominant monetization strategy for the Company's programming content (which includes licensed program rights and owned and produced films and television programs) is as a group. Total programming content is as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Licensed program rights, net of accumulated amortization	$941.2	$1,080.0

Owned and produced films and television programs:
Released, net of accumulated amortization	5.1	9.2
In progress	36.6	—
In development	10.9	7.1
	52.6	16.3
Programming content, net	$993.8	$1,096.3
Amortization of programming content is as follows and is included in programming amortization expense in the accompanying consolidated statements of operations:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)
Programming amortization expense:(1)
Licensed program rights	$442.6	$633.4	$544.5
Owned and produced films and television programs	8.7	5.4	82.0
	$451.3	$638.8	$626.5
_______________
(1)Programming amortization expense for the years ended March 31, 2025 and March 31, 2024 excludes COVID-related insurance recoveries of $(1.1) million and $(0.1) million, respectively.
The table below summarizes estimated future amortization expense for the Company's programming content as of December 31, 2025:

	Year Ended
	December 31,
	2026	2027	2028
	(Amounts in millions)
Estimated future programming amortization expense:
Licensed program rights	$396.8	$200.5	$120.8
Released owned and produced films and television programs	3.8	1.3	—
Impairments. During the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024, the Company recorded content impairments of $6.8 million, $156.4 million, $213.0 million, respectively, primarily related to specific initiatives. These initiatives included (i) the October 2025 change of the Canadian operations from a joint operating service to a license model, which resulted in an impairment for the Canadian film group, and (ii) a strategic review of content performance across Starz’s platforms, which resulted in the removal and write‑down of certain programming to fair value. These charges are included in restructuring and other in the consolidated statements of operations and are excluded from segment operating results.
In addition, discontinued operations for the year ended March 31, 2024 include $160.8 million of impairment charges related to the restructuring of LIONSGATE+. Further information is provided in Note 19, Discontinued Operations, to the consolidated financial statements.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Property and Equipment
Property and equipment consist of assets used in the Company’s operations and are stated at cost, net of accumulated depreciation:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Distribution equipment	$19.7	$19.3
Leasehold improvements	32.3	31.7
Furniture, fixtures and office equipment	5.1	4.4
Computer equipment	27.2	25.9
Capitalized software	143.8	130.9
	228.1	212.2
Less accumulated depreciation and amortization	(179.0)	(163.6)
	$49.1	$48.6
During the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024, depreciation expense amounted to $16.1 million, $20.2 million; and $24.8 million, respectively.
4. Intangible Assets, Net
Finite-lived intangible assets consisted of the following:

	December 31, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in millions)
Finite-lived intangible assets:
Customer relationships(1)	$1,821.0	$1,194.7	$626.3	1,821.0	1,073.0	$748.0
Trademarks and trade names	80.0	18.0	62.0	80.0	12.0	68.0
Patent rights	2.7	0.1	2.6	—	—	—
	$1,903.7	$1,212.8	$690.9	$1,901.0	$1,085.0	$816.0
_______________
(1)Customer relationships represent the Company's affiliation agreements with distributors.
Amortization expense associated with intangible assets for the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 was approximately $127.7 million, $150.1 million, and $137.0 million, respectively. Amortization expense remaining relating to intangible assets for each of the fiscal years ending December 31, 2026 through 2030 is estimated to be approximately $152.7 million, $141.8 million, $132.2 million, $123.3 million, and $117.4 million, respectively.
Indefinite-Lived Intangible Assets. Our indefinite-lived intangible assets previously consisted of trademarks and trade names representing the estimated fair value of the Starz brand name determined in connection with Old Lionsgate's acquisition of the Company as of December 8, 2016, amounting to $250.0 million. During the year ended March 31, 2024, the Company recorded an impairment charge of $170.0 million to the trademarks and trade names and reassessed the estimated useful life of the trademarks and trade names. Beginning October 1, 2023, the trademarks and trade names are being accounted for as finite-lived intangible assets and amortized over their estimated remaining useful life. As of December 31, 2025 and March 31, 2025, the Company did not have any indefinite-lived intangible assets.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt
Debt is summarized as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A	$300.0	$—
5.5% Senior Notes(1)	325.1	715.0
Unamortized debt issuance costs	(11.8)	(15.1)
Total debt, net	613.3	699.9
Less current portion of debt(2)	(7.5)	—
Non-current portion of debt	$605.8	$699.9
_______________
(1)Amounts as of December 31, 2025 and March 31, 2025 include the $325.1 million of the 5.5% Senior Notes not exchanged as discussed below, and amounts as of March 31, 2025 also include $389.9 million of the Exchange Notes. In connection with the Separation, a wholly owned subsidiary of New Lionsgate assumed the Exchange Notes in exchange for cash consideration and the initial Starz issuer was released and discharged from all obligations thereunder. See Changes Upon Completion of the Separation below.
(2)Amount includes the current portion of the $300.0 million senior secured term loan credit facility ("Term Loan A") recorded within Current portion of debt in the consolidated balance sheet as of December 31, 2025.
Repayments under the Term Loan A and 5.5% Senior Notes are as follows and assume a maturity date of December 1, 2028 for Term Loan A (135 days prior to the 5.5% Senior Notes maturity date):

	Year Ended December 31,					Total payments
	2026	2027	2028	2029	2030
	(Amounts in millions)
Principal payments of Term Loan A due
March 31,	$—	$3.8	$5.2	$—	$—
June 30,	—	3.8	5.2	—	—
September 30,	3.7	5.2	7.5	—	—
December 31,	3.8	5.2	256.6	—	—
	$7.5	$18.0	$274.5	$—	$—	$300.0

Principal payments of 5.5% Senior Notes due
April 15, 2029	$—	$—	$—	$325.1	$—	$325.1
Starz Credit Agreement
On May 6, 2025, in connection with the consummation of the Separation, Starz entered into a new credit agreement with Starz Capital Holdings LLC, as borrower (the “Borrower”), the guarantors referred to therein, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent.
The Starz Credit Agreement provides for (i) a $300.0 million senior secured term loan credit facility ("Term Loan A") and (ii) a $150.0 million senior secured revolving credit facility. The Starz Credit Agreement and commitments thereunder will mature on the date that is the earlier of five years after the closing date of the facility and 135 days prior to the 5.5% Senior Notes maturity date. Borrowings bear interest at a rate per annum equal to, at the Borrower’s option, either Term SOFR or a base rate, in each case plus an applicable margin initially of 3.0% for Term SOFR loans and 2.0% for base rate loans. From and after September 30, 2025, the applicable margin varies based on the Borrower’s Net Total Leverage Ratio (as defined in the Credit Agreement). The weighted average interest rate during the nine months ended December 31, 2025 was 6.87%.
Starz pays a commitment fee ranging from 0.25% to 0.375% per annum based on the Borrower’s Net Total Leverage Ratio (as defined in the Credit Agreement), in respect of unutilized commitments thereunder.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In addition, the Starz Credit Agreement contains financial covenants requiring the Borrower to maintain (A) a Net Total Leverage Ratio (as defined in the Starz Credit Agreement), as of the last day of each fiscal quarter ending on and after (i) June 30, 2025, no greater than 4.50 to 1.00; (ii) March 31, 2026, no greater than 4.25 to 1.00; (iii) March 31, 2027, no greater than 4.00 to 1.00; and (iv) March 31, 2028, no greater than 3.50 to 1.00; (B) a Net First Lien Leverage Ratio (as defined in the Starz Credit Agreement) no greater than 3.00 to 1.00; and (C) an Interest Coverage Ratio (as defined in the Starz Credit Agreement) no less than 2.50 to 1.00. As of December 31, 2025, the Company was in compliance with all applicable covenants.
5.5% Senior Notes
Interest: The 5.5% Senior Notes bear interest at 5.5% annually (payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021).
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
Covenants. The 5.5% Senior Notes were amended in connection with the Exchange Transaction to remove certain covenants. As of December 31, 2025, the Company was in compliance with all applicable covenants.
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
6. Programming Related Obligations
Programming related obligations include programming notes, which represent individual unsecured loans for the licensing of film and television programs. As of December 31, 2025, outstanding programming notes had a balance of $87.7 million and had contractual repayment dates ranging from January 2026 through February 2026, and incurred SOFR-based interest at a weighted average rate of 8.3%. There were $90.7 million of programming notes outstanding as of March 31, 2025 and repaid during the nine months ended December 31, 2025.
In addition to programming notes, programming-related obligations include a secured production loan with an outstanding balance of $41.4 million as of December 31, 2025, due in 2027. The production loan incurred SOFR-based interest of 6.1%. Production loans represent financing arrangements for individual or multiple film and television titles produced by the Company, which are secured by collateral consisting of the underlying intellectual property rights (e.g., the related film or television program). There were no production loan amounts outstanding as of March 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Leases
The Company has operating leases primarily for office space. The Company's leases have remaining lease terms of up to approximately 12.7 years.
The following disclosures are based on leases whereby the Company has a contract for which the leased asset and lease liability are recognized on the Company's balance sheets.
The components of lease cost from continuing operations were as follows:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)
Operating lease cost(1)	$9.6	$9.7	$12.7
Variable lease cost(2)	3.4	1.2	0.4
Total lease cost	$13.0	$10.9	$13.1
___________________
(1)Operating lease cost amounts primarily represent the amortization of right-of-use assets and are included in the “other amortization” line of the consolidated statements of cash flows.
(2)Variable lease cost primarily consists of insurance, taxes, maintenance and other operating costs.
Supplemental balance sheet information related to leases was as follows:

Category	Location on Balance Sheet	December 31, 2025	March 31, 2025
Operating Leases		(Amounts in millions)
Right-of-use assets	Other assets	$41.7	$37.3

Lease liabilities (current)	Other accrued liabilities	$11.1	$9.9
Lease liabilities (non-current)	Other liabilities	48.3	45.6
		$59.4	$55.5

	December 31, 2025	March 31, 2025
Weighted average remaining lease term (in years):
Operating leases	7.8	6.3

Weighted average discount rate:
Operating leases	4.63%	4.05%
The expected future net payments relating to the Company's lease liabilities at December 31, 2025 are as follows:

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases
(Amounts in millions)
Twelve months ending December 31,
2026	$13.0
2027	14.1
2028	11.5
2029	2.9
2030	5.0
Thereafter	25.2
Total lease payments	71.7
Less imputed interest	(12.3)
Total	$59.4

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, programming notes, production loans and derivatives:

	December 31, 2025		March 31, 2025
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	$293.9	$300.0	$—	$—
5.5% Senior Notes	319.4	264.1	699.9	623.7
Programming Notes	87.7	87.7	90.7	90.7
Production Loan	41.4	41.4	—	—
Interest rate swaps(2)	0.9	0.9	—	—
Forward exchange contracts(2)	nil	nil	—	—
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Represents the fair value measurements of the Company’s derivative instruments, specifically interest rate swaps and forward exchange contracts, as of December 31, 2025. These instruments are classified within the fair value hierarchy in accordance with ASC 820. See Note 15, Derivative Instruments and Hedging Activities, for further detail.
The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, programming related payables, and other accrued liabilities. The carrying values of these financial instruments approximated the fair values of these financial instruments as of December 31, 2025 and March 31, 2025. Other than the content impairments disclosed in Note 11, Restructuring and Other, and Note 19, Discontinued Operations, there were no material, non-recurring fair value adjustments in the nine months ended December 31, 2025 and the years ended March 31, 2025 and March 31, 2024.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Capital Stock
Common Shares
The Company has an unlimited number of authorized common shares as of December 31, 2025. The table below outlines common shares reserved for future issuance as of December 31, 2025:

December 31, 2025
Stock options and share appreciation rights (SARs) outstanding(1)	832,143
Restricted share units (RSUs) — unvested(2)	1,470,238
Authorized stock options and performance based RSUs(3)	819,829
Common shares available for future issuance	3,520,973
Shares reserved for future issuance(4)	6,643,183
________________
(1)The number of stock options and SARs outstanding includes 143,265 options authorized with a performance condition for which the service inception date has occurred but the accounting grant date has not yet been established as of December 31, 2025.
(2)The number of RSUs and other share-based compensation - unvested includes 589,270 RSUs authorized with a performance condition for which the service inception date has occurred but the accounting grant date has not yet been established as of December 31, 2025.
(3)Authorized stock options and performance based RSUs includes (i) 286,531 options authorized with a performance condition for which an accounting grant date has not yet been established and service has not yet commenced as of December 31, 2025 and (ii) 533,298 RSUs authorized with a performance condition for which an accounting grant date has not yet been established and service has not yet commenced as of December 31, 2025.
(4)Shares reserved for future issuance exclude compensation awards settleable in a variable number of shares, see Other Share-Based Compensation, below.
Share-based compensation
The Starz 2025 Plan provides for the granting of awards which include stock options, SARs, restricted stock, RSUs, stock bonuses and other forms of awards granted or denominated in the Company’s common shares or units of common shares, as well as certain cash bonus awards. Persons eligible to receive awards under the Starz 2025 Plan include directors of the Company, officers or employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries. At December 31, 2025, 6,643,183 shares were authorized under the Starz 2025 Plan, of which 3,520,973 shares remain available for grant.
Prior to the Separation, certain employees of the Company were granted stock options, RSUs or SARs under Old Lionsgate’s 2019 Lionsgate Plan.
Stock options are generally granted at exercise prices equal to or exceeding the market price of the Company's Common Shares at the date of grant. Substantially all stock options vest ratably over one to three years from the grant date based on continuous service and expire ten years from the date of grant. Restricted stock and RSUs generally vest ratably over one to three years based on continuous service. Performance RSUs vest based on the achievement of specified performance targets, which may include financial or operational metrics, in addition to continued service through the vesting period. The Company satisfies stock option exercises and vesting of restricted stock and RSUs with newly issued shares.
The measurement of all share-based awards uses a fair value method and the recognition of the related share-based compensation expense in the consolidated financial statements is recorded over the requisite service period. Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established or are settled in cash, is based on the fair value of the Company’s common stock at the end of each reporting period. For RSUs with performance or market conditions, compensation expense is recognized ratably for each vesting tranche from the service inception date to the end of the requisite service period. For RSUs that include a performance condition, expense is recognized based on the probable outcome of the performance conditions.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company estimates forfeitures for share-based awards that are not expected to vest. As share-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, such expense has been reduced for estimated forfeitures.
Share-based compensation expense from continuing operations, by expense category, consisted of the following:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)
Share-based compensation expense:
Other operating expense	$2.4	$3.6	$3.5
General and administration	10.0	13.9	19.7
Restructuring and other(1)	2.4	0.5	1.4
	$14.8	$18.0	$24.6
________________
(1)During the nine months ended December 31, 2025, the Compensation Committee approved modifications to certain equity awards in connection with the Separation and authorized an $18 million cash payment in lieu of share issuance for RSUs vesting during the period for approximately 62 employees. For the year ended March 31, 2025, share‑based compensation expense also reflects accelerated vesting of certain awards pursuant to severance arrangements.
Stock Options
The following table sets forth the stock option activity during the nine months ended December 31, 2025:
Stock awards prior to Separation date of May 6, 2025:

	Stock Options
	Old Lionsgate Class A Common Shares	Weighted-Average Exercise Price	Old Lionsgate Class B Common Shares	Weighted-Average Exercise Price
	(Amounts in millions, except for shares and weighted-average exercise price)
Outstanding at March 31, 2025	593	$7.70	1,151,938	$13.66
Outstanding at May 6, 2025	593	$7.70	1,151,938	$13.66

Stock awards after exchange post-Separation:

	Starz Stock Options
	Number of Shares	Weighted-Average Exercise Price	Remaining Term	Aggregate Intrinsic Value
	(Amounts in millions, except for shares and weighted-average exercise price and years)
Shares issued on May 6, 2025	696,143	$17.73
Granted(1)	143,265	11.20
Cancelled	(7,265)	19.20
Outstanding at December 31, 2025	832,143	$16.59	4.4	$0.10
Exercisable at December 31, 2025	688,878	$17.73	3.3	$0.10
_____________________
(1)    The number of shares granted during the period includes 143,265 options authorized with a performance condition for which the service inception date precedes the accounting grant date, which has not yet been established as of December 31, 2025. Further, the number of shares granted excludes 286,531 options authorized with a performance condition for which an accounting grant date has not yet been established and service has not yet commenced as of December 31, 2025.
The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. For options that do not have an established accounting grant date, such options are remeasured at fair value each reporting period. The weighted average fair value of options granted in the nine months ended December 31, 2025 is $7.05, and the weighted average applicable assumptions used in the Black-Scholes option-pricing model include risk free rate of 3.84%, expected term of 5.4 years, expected volatility of 65% and no expected dividends.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The risk-free rate assumed in valuing the options is based on the U.S. Treasury Yield curve in effect applied against the expected term of the option at the time of measurement. The expected term of options granted represents the period of time that options granted are expected to be outstanding. Given the limited trading history of the Company’s common stock, volatility is based on a blend of the volatility of peer companies and the Company’s implied volatility based on available stock price data. The expected dividend yield is estimated by dividing the expected annual dividend by the market price of the Company's shares at the date of grant.
No options were exercised during the nine months ended December 31, 2025.
Restricted Share Units
The following table sets forth the RSU activity for grants during the nine months ended December 31, 2025:
RSUs prior to Separation date of May 6, 2025:

	RSUs
	Number of Old Lionsgate Shares	Weighted-Average Grant Date Fair Value

Outstanding at March 31, 2025	3,125,047	$8.15
Granted	7,813	8.01
Forfeited or expired	(27,970)	8.07
Outstanding at May 6, 2025	3,104,890	$8.15

RSUs after exchange post-Separation:

	Time Based RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value(1)

Shares issued on May 6, 2025	1,939,319	$13.05
Shares issued to Dual Directors at Separation	32,081	25.98
Granted(1)	834,980	14.46
Vested - Time RSU's	(650,270)	13.47
Vested - Performance RSU's	(540,774)	13.51
Forfeited - Time RSUs	(53,411)	13.51
Forfeited - Performance RSUs	(18,401)	12.95
Cancelled - Performance RSU's	(73,286)	14.34
Outstanding at December 31, 2025	1,470,238	$13.77
_____________________
(1)    The number of shares granted during the period includes 589,270 RSUs authorized with a performance condition for which the service inception date precedes the grant date, which has not yet been established as of December 31, 2025. Further, the number of shares granted excludes 533,298 RSUs authorized with a performance condition for which a grant date has not yet been established and service has not yet commenced as of December 31, 2025.
The fair value of RSUs is determined based on the market value of the Company’s common stock on the date of grant. RSUs that do not have an established accounting grant date are remeasured at fair value each reporting period. The total fair value of RSUs vested during the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 was $18.8 million, $20.2 million and $18.5 million, respectively.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2025 related to non-vested stock options and non-vested RSUs and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost (1)	Weighted Average Remaining Years
	(Amounts in millions)
Stock Options	$0.4	—
RSUs	11.3	1.3
Total (1)	$11.7
_____________________
(1)Total unrecognized compensation cost excludes options and RSUs authorized with performance conditions for which an accounting grant date has not yet been established and service has not yet commenced as of December 31, 2025. Total unrecognized compensation cost also excludes compensation cost for awards settleable in a variable number of shares, see Other Share-Based Compensation, below.
The Company becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options and RSUs when vesting or exercise occurs, the restrictions are released and the shares are issued. RSUs are forfeited if the employees are terminated prior to vesting.
The Company recognized excess tax (windfalls)/shortfalls of $1.4 million, $1.2 million, and $4.6 million associated with its equity awards in its tax provision for the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024.
Other Share-Based Compensation
Pursuant to the terms of a certain executive employment agreement, during the nine months ended December 31, 2025, the Company approved the issuance of equity compensation to the executive for each year of their employment contract. The employment agreement includes (i) a grant of time-based RSUs with a grant value equal to $2.5 million, (ii) a performance-based incentive award based on the achievement of certain Adjusted OIBDA targets, with a value (if earned) of $3.25 million, (iii) a performance-based incentive award based on the achievement of certain stock price targets, with a value (if earned) of $3.25 million, and (iv) an out-performance incentive award based on the achievement of certain stock price targets, with a value (if earned) of $6.0 million.
The fair value of the executive’s time-based RSU award and performance-based incentive award will be recognized over the service period as liability-classified awards due to the variable number of shares to be issued.
For performance-based incentive awards that vest based on the achievement of certain stock price targets, expenses will be recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied. These awards were valued using a Monte Carlo simulation model, which incorporates the probability the stock price targets will be achieved. The applicable assumptions used in the Monte Carlo simulation model include the common stock price on the date of grant of $10.80, expected volatility of 90.00%, risk-free rate of 3.54%, and expected term of 3.1 years. As of December 31, 2025, the unrecognized compensation cost for these awards is $3.1 million, in which cost is expected to be recognized over a weighted average remaining period of 4.2 years.
During the nine months ended December 31, 2025, the Company recognized $0.4 million of compensation expense associated with the executive’s employment agreement awards.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Revenue
Revenue by segment is as follows:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)
Revenue
Starz Networks(1)	$963.4	$1,356.3	$1,382.7
International(2)	—	13.3	9.7
	$963.4	$1,369.6	$1,392.4
_____________________
(1)    Starz Networks includes the Canadian and Distribution businesses, which together represent approximately 3% of total revenue for the nine months ended December 31, 2025.
(2)    Includes the operations in India and Southeast Asia for the years ended March 31, 2025 and March 31, 2024.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue included on the balance sheet. Revenue expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2025 are as follows:

	Year Ending December 31,
	2026	2027	2028	Thereafter	Total
	(Amounts in millions)
Remaining revenue performance obligations	$52.8	—	—	—	$52.8
Accounts Receivable and Deferred Revenue
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable and deferred revenue. See the accompanying consolidated balance sheets or Note 16, Additional Financial Information, for accounts receivable and deferred revenue balances at December 31, 2025 and March 31, 2025.
Accounts Receivable. Accounts receivable is presented net of a provision for credit losses. The Company estimates provisions for accounts receivable based on historical experience for the respective risk categories and current and future expected economic conditions. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records a provision for estimated credit losses expected over the lifetime of the receivables in other operating expenses.
The Company monitors its credit exposure through active review of customers' financial condition, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The Company generally does not require collateral for its trade accounts receivable.
Credit Risk. Concentration of credit risk with the Company’s customers is limited due to the Company’s customer base and the diversity of its sales throughout the U.S. and in Canada. The Company performs ongoing credit evaluations and maintains a provision for potential credit losses.
Deferred Revenue. Deferred revenue relates primarily to subscribers to the STARZ App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period when the Company satisfies the corresponding performance obligation. Deferred revenue consists primarily of customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenue of $37.8 million was recognized during the nine months ended December 31, 2025, related to the balance of deferred revenue at March 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Restructuring and Other
Restructuring and other includes restructuring costs, and certain transaction-related and other expenses. During the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024, the Company also incurred certain other unusual charges and benefits. The following table sets forth restructuring and other and these other unusual charges:

	Nine Months Ended	Twelve Months Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)
Restructuring and other:
Transaction and other costs(1)	$11.6	$24.3	$5.0
Content impairments(2)	6.8	156.4	213.0
Share-based compensation(3)	2.4	3.4	6.8
	$20.8	$184.1	$224.8
_______________________
(1)Transaction and other costs in the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 reflect transaction, integration and legal costs associated with the Separation and certain strategic transactions, restructuring activities and legal matters.
(2)    As a new standalone company, management continues to strategically review its content and performance, therefore during the nine months ended December 31, 2025, content impairments were recognized in connection with the October 2025 change of the Canadian operations from a joint operating service to a license model, which resulted in an impairment for the Canadian film group.
For the years ended March 31, 2025 and March 31, 2024, in preparation for the Separation, Starz evaluated the programming on the Starz Platform and cancelled certain ordered programming, and identified certain other programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company. See Note 19, Discontinued Operations, for additional content impairment charges related to discontinued operations.
(3)    For the nine months ended December 31, 2025, this balance includes a modification of equity awards in connection with the Separation. In June 2025, the compensation committee of the Company approved a cash payment in lieu of share issuance for the restricted share units vesting during the three months ended June 30, 2025.
Share-based compensation amounts for the years ended March 31, 2025 and March 31, 2024 reflect severance costs related to the restructuring activities and other cost-saving initiatives attributable to continuing operations.
12. Income Taxes
The components of pretax loss from continuing operations are as follows:

	Nine Months Ended	Year Ended
	December 31, 2025	March 31, 2025	March 31, 2024
	(Amounts in millions)
Canada	$(7.2)	$(0.9)	$(0.1)
United States	(108.5)	(210.4)	(925.9)
Foreign	0.2	(12.6)	(7.5)
	$(115.5)	$(223.9)	$(933.5)

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s current and deferred income tax provision (benefits) are as follows:

	Nine Months Ended	Year Ended
	December 31, 2025	March 31, 2025	March 31, 2024
Current provision (benefit):	(Amounts in millions)
Canada	$0.4	$—	$—
U.S. Federal	—	0.8	(69.6)
U.S. State	0.5	(7.0)	0.1
Foreign	0.3	0.1	1.1
Total current provision (benefit)	$1.2	$(6.1)	$(68.4)
Deferred (benefit):
U.S. Federal	$(0.5)	$(4.0)	$(45.4)
U.S. State	(0.4)	1.5	(15.1)
Foreign	—	—	—
Total deferred (benefit)	(0.9)	(2.5)	(60.5)
Total provision (benefit) for income taxes	$0.3	$(8.6)	$(128.9)
In addition, included in net earnings (loss) from discontinued operations was an income tax provision of $0.1 million in the year ended March 31, 2025 and an income tax benefit of $24.2 million in the year ended March 31, 2024.
The Company's income tax provision differs from the Canadian federal statutory rate multiplied by pre-tax income (loss) due to the tax effects of goodwill and intangible asset impairments, state income taxes, and changes in the valuation allowance against its deferred tax assets. The Company's income tax provision for the years ended March 31, 2025 and March 31, 2024 were also impacted by charges for interest, and the change in uncertain tax benefits due to the expiration of statutes of limitations and additional settlements with tax authorities.
A reconciliation of the provision for income taxes to the amount computed by applying the 15% statutory Canada federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Nine Months Ended
	December 31, 2025
	(Amounts in millions)	Percent
Canada federal statutory income tax rate	$(17.3)	15.0%
Domestic state and local income taxes, net of federal effect	(0.5)	0.5%

Foreign tax effects:
U.S.	(19.1)	16.7%
Remeasurements of originating deferred tax assets and liabilities	(0.5)	0.4%
Changes in valuation allowances	19.3	(16.7)%
Nontaxable and nondeductible items:
Loss on Sale of Assets	(282.4)	244.3%
Other Permanent differences	0.4	(0.3)%
Changes in valuation allowances	299.7	(259.5)%
Other	0.7	(0.6)%
Total tax provision and effective income tax rate	$0.3	(0.2)%

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended
	March 31, 2025	March 31, 2024
	(Amounts in millions)
Income taxes computed at U.S. federal statutory rate	$(47.0)	$(196.0)
Foreign operations subject to different income tax rates	(0.6)	1.1
State income tax	1.7	(15.0)
Remeasurements of originating deferred tax assets and liabilities	7.0	47.6
Permanent differences	8.1	0.1
Excess tax benefit on share-based compensation	—	—
Income tax effects of goodwill and intangible asset impairments	—	64.5
Uncertain tax benefits	(7.3)	(70.3)
Other	—	—
Changes in valuation allowance	29.5	39.1
Total benefit for income taxes	$(8.6)	$(128.9)
The Company does not incur significant state income tax expense as it maintains net operating loss carryforwards in all states in which it files. The Company is subject to a state margin tax in Texas, which represents the majority (greater than 50%) of the state tax expense recognized in this category.
The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Deferred tax assets
Net operating losses	$141.4	$222.9
Foreign tax credits	12.4	9.1
Programming content	49.4	65.5
Accrued compensation	6.6	11.3
Operating leases - liabilities	14.5	13.5
Other assets	13.3	12.3
Fixed assets	—	4.1
Capital losses	515.8	—
Reserves	1.4	1.6
Interest	68.9	35.4
Total deferred tax assets	823.7	375.7
Valuation allowance	(647.9)	(177.5)
Deferred tax assets, net of valuation allowance	175.8	198.2
Deferred tax liabilities
Fixed assets	(5.3)	—
Intangible assets	(164.7)	(195.0)
Operating leases - assets	(10.2)	(9.1)
Other	(3.5)	(2.6)
Total deferred tax liabilities	$(183.7)	$(206.7)

Net deferred tax liabilities	$(7.9)	$(8.5)

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has recorded valuation allowances for certain deferred tax assets, which are primarily related to U.S. and foreign net operating loss carryforwards (“NOLs”) and U.S. federal foreign tax credit carryforwards as sufficient uncertainty exists regarding the future realization of these assets.
The table below present the changes in the deferred tax valuation allowances:

	Nine Months Ended	Year Ended
	December 31, 2025	March 31, 2025	March 31, 2024
	(Amounts in millions)
Beginning balance	$177.5	$141.3	$92.2
Changes in valuation allowance	426.2	37.2	41.3
Other(1)	44.2	(1.0)	7.8
Ending balance	$647.9	$177.5	$141.3
_______________________
(1)    Amounts in "Other" primarily reflect adjustments related to discontinued operations for the years ended March 31, 2025 and March 31, 2024. For the nine months ended December 31, 2025, "Other" primarily reflects a true‑up of the valuation allowance associated with the transition from carve‑out to standalone financial statements. There was no discontinued operations activity affecting items with a valuation allowance during the nine months ended December 31, 2025.
At December 31, 2025, the Company had U.S. federal NOLs of approximately $511.0 million, of which approximately $150.2 million would be subject to expiration in 2038, and the remainder would carry forward indefinitely. Additionally, at December 31, 2025, the Company had state NOLs of approximately $36.9 million, which would expire in varying amounts beginning in 2027, and foreign NOLs in Canada of $18.3 million, which would expire in varying amounts beginning in 2045. The Company also had U.S. federal credit carryforwards related to foreign taxes paid of $12.4 million that would expire beginning in 2027. However, under the managed basis of presentation of the Company years ended March 31, 2025 and March 31, 2024, the combined historical results exclude certain income, deductions and other items and therefore, for purposes of these consolidated financial statements, these items are not reflected in the calculations of net operating loss and tax credit carryforwards of the Company. As a result, the actual net operating loss and tax credit carryforwards of the Company years ended March 31, 2025 and March 31, 2024 may differ (i.e., be lower in U.S. and Canada) than those otherwise stated above.
The following table summarizes the changes to the gross unrecognized tax benefits, exclusive of interest and penalties, for the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024:

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts in millions
Gross unrecognized tax benefits at March 31, 2023	$64.6
Increases in tax positions for current year	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Settlements	(60.7)
Lapse in statute of limitations	(0.8)
Gross unrecognized tax benefits at March 31, 2024	$3.1
Increases in tax positions for current year	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Settlements	(3.1)
Lapse in statute of limitations	—
Gross unrecognized tax benefits at March 31, 2025	$—
Increases in tax positions for current year	—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits at December 31, 2025	$—
The Company records interest and penalties on unrecognized tax benefits as part of its income tax provision (benefit). For the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024, the Company recognized as a charge or (benefit) to the tax provision (benefit) net interest and penalties related to uncertain tax positions of nil, $(7.3) million, and $(9.1) million, respectively. The liability for accrued interest amounted to nil and nil as of December 31, 2025 and March 31, 2025, respectively. The total amount of unrecognized tax benefits as of December 31, 2025 that, if recognized, would benefit the Company's tax provision are nil.
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

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Net Loss Per Share
Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 is presented below:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions, except per share amounts)
Numerator:
Net loss from continuing operations	$(115.8)	$(215.3)	$(804.6)
Net income from discontinued operations	—	4.1	(110.6)
Net loss attributable to common stockholders	$(115.8)	$(211.2)	$(915.2)
Denominator:
Weighted average common shares outstanding	16.7	16.7	16.7

Basic and diluted net loss per common share - continuing operations	$(6.92)	$(12.88)	$(48.12)
Basic and diluted net income per common share - discontinued operations	—	0.25	(6.61)
Basic and diluted net loss per common share	$(6.92)	$(12.63)	$(54.73)
For the nine months ended December 31, 2025, the following common shares issuable were excluded from diluted net loss per common share because their inclusion would have had an anti-dilutive effect:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
Stock options and share appreciation rights (SARs)	1,118,674	696,143	696,143
Restricted share units	2,003,430	2,660,793	2,660,793
Total anti-dilutive shares issuable excluded from diluted net loss per common share(1)	3,122,104	3,356,936	3,356,936

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As described in Note 1, as of December 31, 2025, the Company has one reportable segment: Starz Networks, which includes our operations in the U.S. and Canada. The continuing operations outside the U.S. and Canada, which through March 31, 2025 included operations in India and Southeast Asia, is reported as International and is disclosed to provide a reconciliation of segment amounts to amounts appearing in the accompanying financial statements. As described in Note 1, and effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate.
Segment information is presented in the table below:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025			2024
	Starz Networks	Starz Networks	International	Total	Starz Networks	International	Total
	(Amounts in millions)
Revenue
OTT revenue	$654.2	$921.8	$9.3	$931.1	$889.6	$9.7	$899.3
Linear and other revenue	309.2	434.5	4.0	438.5	493.1	—	493.1
Total revenue	963.4	1,356.3	13.3	1,369.6	1,382.7	9.7	1,392.4
Operating expenses:
Programming amortization	451.3	630.7	8.1	638.8	606.2	20.3	626.5
Payroll expense(1)	99.9	113.1	2.2	115.3	123.2	1.7	124.9
Advertising and marketing	206.8	288.7	1.2	289.9	321.8	1.1	322.9
Other(2)	107.1	139.6	2.0	141.6	180.2	(9.1)	171.1
Depreciation and amortization	143.9	170.3	—	170.3	161.8	—	161.8
Restructuring and other	20.8	180.2	3.9	184.1	219.5	5.3	224.8
Goodwill and intangible asset impairment	—	—	—	—	663.9	—	663.9
Total expenses	1,029.8	1,522.6	17.4	1,540.0	2,276.6	19.3	2,295.9
Operating loss	(66.4)	(166.3)	(4.1)	(170.4)	(893.9)	(9.6)	(903.5)
Interest expense	(43.2)	(45.6)	—	(45.6)	(47.2)	—	(47.2)
Interest and other income	0.2	4.8	0.1	4.9	3.4	0.1	3.5
Other expense	(6.1)	(7.2)	—	(7.2)	(7.5)	—	(7.5)
(Loss) gain on extinguishment of debt	—	(5.6)	—	(5.6)	21.2	—	21.2
Loss from continuing operations	(115.5)	(219.9)	(4.0)	(223.9)	(924.0)	(9.5)	(933.5)
Income tax (expense) benefit	(0.3)	8.9	(0.3)	8.6	155.1	(26.2)	128.9
Net loss from continuing operations	$(115.8)	$(211.0)	$(4.3)	$(215.3)	$(768.9)	$(35.7)	$(804.6)
______________________________________
(1)    Payroll expense by segment, which includes salaries and employee benefits, is reviewed by the CODM on a quarterly basis.
(2)     Includes total other operating and general and administrative expenses per the accompanying consolidated statements of operations, less payroll expense per note (1).

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Assets
Starz Networks	$1,818.2	$2,017.8
International	—	6.5
Other unallocated assets(1)	95.0	148.9
	$1,913.2	$2,173.2
_____________________
(1)Other unallocated assets primarily consist of cash and other assets.
Long-lived assets by geographic location are as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Long-lived assets(1)
United States	$1,084.6	$1,180.5
_____________
(1)Long-lived assets represents programming content, net, property and equipment, net, and right-of-use assets.
For the nine months ended December 31, 2025, the Company had revenue from 1 individual customer which individually represented greater than 10% of consolidated revenues, amounting to $266.7 million in continuing operations. For the year ended March 31, 2025, the Company had revenue from one individual customer which individually represented greater than 10% of consolidated revenue, amounting to $406.5 million in continuing operations, primarily related to the Company's Starz Networks segment. For the year ended March 31, 2024, the Company had revenue from two individual customers which individually represented greater than 10% of consolidated revenue, amounting to $384.2 million in continuing operations and $95.6 million in continuing operations primarily related to the Company's Starz Networks segment, respectively.
As of December 31, 2025, the Company had accounts receivable due from 3 customers which individually represented greater than 10% of total consolidated accounts receivable, amounting to $17.9 million, $5.9 million, and $4.2 million respectively. As of March 31, 2025, the Company had accounts receivable due from three customers which individually represented greater than 10% of total consolidated accounts receivable, amounting to $19.4 million, $5.9 million, and $4.7 million respectively.

15. Derivative Instruments and Hedging Activities
As of December 31, 2025, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $150.0 million, converting SOFR-based floating-rate debt to fixed-rate obligations. These swaps carry fixed interest rates ranging from 3.58% to 3.62% and were declared effective during the nine months ended December 31, 2025. The Company also had forward foreign exchange contracts outstanding with maturities of less than 24 months, totaling £9.1 million in notional foreign currency amount (equivalent to US$12.3 million), used to hedge foreign currency exposures related to production costs and tax credit receivables. Some of these contracts are designated as cash flow hedges, while others serve as economic hedges without hedge accounting treatment.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Under the accounts receivable monetization programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows provided by operating activities in its statements of cash flows.
The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any costs incurred), less the carrying amount of the receivables transferred. The loss is reflected in other expense on the accompanying consolidated statements of operations.
The following table sets forth a summary of the receivables transferred:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2025	2025	2024
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$619.4	$822.2	$987.1
Net cash proceeds received from third party purchasers	614.5	815.1	894.0
Net cash proceeds received from Old Lionsgate	—	—	85.5
Loss recorded related to transfers of receivables	4.9	7.1	7.5
At December 31, 2025, the outstanding amount of receivables derecognized from the Company's consolidated balance sheets, but which the Company continues to service, related to the Company's agreement to monetize trade accounts receivable was $132.9 million versus $144.2 million at March 31, 2025.
Other Assets
The composition of the Company’s other assets is as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Other non-current assets
Accounts receivable	$2.5	$4.5
Debt issuance costs	3.0	—
Operating lease right-of-use assets	41.7	37.3
	$47.2	$41.8
Programming related payables
Programming related payables include accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Accrued Liabilities and Other Liabilities
The composition of the Company’s other accrued liabilities (current) and other liabilities (non-current) is as follows:

	December 31, 2025	March 31, 2025
	(Amounts in millions)
Other accrued liabilities (current)
Employee related liabilities	$23.5	$27.9
Operating lease liabilities	11.1	9.9
Interest payable	8.8	18.0
Other accrued expenses and short-term liabilities	5.7	8.7
	$49.1	$64.5
Other liabilities (non-current)
Operating lease liabilities	$48.3	$45.6
Programming related payables and obligations	19.7	26.5
Other long-term liabilities	4.7	3.8
	$72.7	$75.9
Supplemental Cash Flow Information
Refer to Note 17, Due To/From LG Studios Business, for further detail regarding non-cash activity with Parent.
Interest paid during the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 amounted to $47.5 million, $42.3 million, and $45.6 million, respectively.
Income taxes paid during the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 amounted to $0.8 million, $1.1 million, and $3.0 million, respectively.
Cash paid for amounts included in the measurement of operating cash flows for operating leases during the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024 amounted to $13.0 million, $11.2 million, and $10.4 million, respectively. During the nine months ended December 31, 2025, the Company recognized right-of-use assets obtained in exchange for lease liabilities of $10.7 million and none for the years ended March 31, 2025 and March 31, 2024, which represents non-cash investing and financing activities.
There were no significant non-cash investing or financing activities, except for a non cash transfer of debt through Parent net investment of $35.0 million in connection with the Studio Separation during the year ended March 31, 2025 (see Note 17, Due To/From LG Studios Business, for further details), for the years ended March 31, 2025 and March 31, 2024.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transition Period Comparative Data (Unaudited)
As discussed in Note 1, this Transition Report on Form 10-KT includes financial information for the nine months ended December 31, 2025 and years ended March 31, 2025 and March 31, 2024. The condensed statement of operations for the nine months ended December 31, 2025 and December 31, 2024 are summarized below. All data for the nine months ended December 31, 2024 are derived from the Company's unaudited condensed consolidated financial statements.

	Nine Months Ended
	December 31,
	2025	2024
	(Amounts in millions)
		(unaudited)
Total revenue	$963.4	$1,039.0
Total expense	1,029.8	1,067.0
Operating loss	(66.4)	(28.0)
Interest expense	(43.2)	(34.7)
Interest and other income	0.2	3.1
Other expense	(6.1)	(5.4)
Loss on extinguishment of debt	—	(4.9)
Loss from continuing operations	(115.5)	(69.9)
Income tax (expense) benefit	(0.3)	8.6
Net loss from continuing operations	(115.8)	(61.3)
Net income from discontinued operations, net of income taxes	—	3.1
Net loss	$(115.8)	$(58.2)

Per share information attributable to Starz Entertainment Corp. shareholders:

Basic and diluted net loss per common share - continuing operations	$(6.92)	$(3.67)
Basic and diluted net income per common share - discontinued operations	—	0.19
Basic and diluted net loss per common share	$(6.92)	$(3.48)

Weighted average number of common shares outstanding:
Basic	16.7	16.7
Diluted	16.7	16.7
17. Due To/From LG Studios Business
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
Because of this centralized approach to cash management, financial transactions for cash movement, except for cash settlement of specific payables with Old Lionsgate, were accounted for through the net parent investment account. Settlement of payables and receivables with Old Lionsgate when due were also accounted for through the net parent investment account. Net parent investment is presented in the accompanying consolidated statements of equity. Settlements of amounts receivable and accounts payable when due through the net parent investment account are reflected as cash payments or receipts for the applicable operating transaction within operating activities in the accompanying consolidated statements of cash flows, with the net change in parent net investment included within financing activities in the accompanying consolidated statements of cash flows.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intercompany Revolver: On May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned subsidiary of Lionsgate Studios (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“LGCH1”) (which was renamed Starz Capital Holdings 1, Inc. at Separation), entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time, provided that the net amount owing by one party to the other at any particular time did not exceed $150.0 million. Amounts advanced by one party were used to repay existing indebtedness owed to the other party thereunder, if any, such that at no time will amounts be owed in both directions. The net amount outstanding under the Intercompany Revolver, at any time, bore interest on the outstanding principal amount at a rate equal to adjusted term SOFR plus 1.75%. There was $81.6 million outstanding and due to LGCH1 at March 31, 2025. In connection with the Separation, all outstanding obligations under the Intercompany Revolver were repaid in full and all commitments thereunder were terminated. The cash flows related to the intercompany revolver are presented as increases and decreases in the New Lionsgate revolving credit facility on the accompanying consolidated statements of cash flows.
Prior to the Separation, in the normal course of business, the Starz Business entered into transactions with Old Lionsgate and the LG Studios Business which included the following:
Licensing of content from Lionsgate: The Starz Business licensed motion pictures and television programming (including Starz original productions) from the LG Studios Business. The license fees incurred generally were due upon delivery or due at a point in time following the first showing. Prior to the Studio Separation, license fees related to Starz original programs were settled with the LG Studios Business through parent net investment. License fees related to library and output content were generally settled in cash. License fees payable, prior to the Separation, not yet due and not yet paid to the LG Studios Business, are reflected in Due to LG Studios Business on the accompanying consolidated balance sheets.
Corporate expense allocations: As previously described in Note 1, for the periods prior to the Studio Separation the accompanying financial statements include allocations of general and administrative expenses from Old Lionsgate related to certain corporate and shared service functions historically provided by Old Lionsgate, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services. For the years ended March 31, 2025 and March 31, 2024, corporate expense allocations amounted to $2.3 million and $25.6 million, respectively. At the time of the Studio Separation, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement resulting in $10.0 million annually charged to the Company up to Separation. For the nine months ended December 31, 2025 and the year ended March 31, 2025, the shared services and overhead sharing agreement charges amounted to $1.0 million and $8.8 million, respectively.
Transition services agreement: Following the Studio Separation, the Company and New Lionsgate entered into a Transition Services Agreement (“TSA”) under which New Lionsgate continues to provide certain corporate and administrative services to the Company for a defined transition period. These services include, among others, information technology support, legal and tax services, and select operational support functions while the Company establishes standalone capabilities. Charges for services provided under the TSA are generally based on agreed‑upon rates intended to approximate the actual cost of providing such services. For the nine months ended December 31, 2025, the Company incurred approximately $0.8 million of expenses under the TSA. The TSA is expected to phase out as the Company completes its transition to independent operations.
Operating expense reimbursement: As previously described in Note 1, for the periods prior to the Separation, the LG Studios Business paid certain expenses on behalf of the Company such as certain rent expense, employee benefits, insurance and other administrative operating costs. The Company also paid certain expenses on behalf of the LG Studios Business such as legal expenses, software development costs and severance. Those expenditures were reflected in the consolidated financial statements of the Company and the LG Studios Business as applicable.
Share-based compensation: For the periods prior to the Separation, Old Lionsgate allocated to the Company share-based compensation related to the Company's employees. In addition, prior to the Separation, Old Lionsgate allocated a proportionate amount of its share-based compensation related to the corporate functions provided by Old Lionsgate to the Company.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent Net Investment
The net transfers to and from Old Lionsgate prior to the Separation were as follows:

Nine Months Ended
December 31,
2025
(Amounts in millions)
Net transfers to Parent included on consolidated statements of cash flows(1)	(5.6)
Net non-cash transfers with Parent(2)	4.3
Stock-based compensation expense prior to Separation	1.4
Net transfers from Parent included on consolidated statements of equity	$0.1
_____________________
(1)    Represents cash distributions to New Lionsgate, including the transfer of the Company's business in India and Southeast Asia, on April 1, 2025.
(2)    Represents the transfer of non-cash assets and liabilities, including the deferred financing costs in relation to the release of the Exchange Notes liability with New Lionsgate, and a one-time equity-based severance payment to an Old Lionsgate employee.

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Cash pooling and general financing activities	$(79.0)	$223.3
Licensing of content(1)	0.8	(550.1)
Operating expense reimbursement	5.3	(7.0)
Corporate expense allocations (excluding allocation of share-based compensation)	(2.4)	(27.9)
Proceeds from sales of accounts receivable	—	85.5
Net transfers from Parent included on consolidated statements of cash flows(2)	(75.3)	(276.2)
Share-based compensation (including allocation of share-based compensation)(3)	(18.3)	(26.4)
Other non-cash transfer(4)	35.2	—
Net transfers from Parent included on consolidated statements of equity	$(58.4)	$(302.6)
_____________________
(1)Reflects the settlement of amounts due to the LG Studios Business related to the LG Studios Business' licensing arrangements with the Company.
(2)Amount includes net transfers from Parent included in net cash provided by financing activities from discontinued operations for the years ended March 31, 2025 and March 31, 2024 were $2.8 million and $146.7 million, respectively.
(3)Amount includes share-based compensation from discontinued operations for the years ended March 31, 2025 and March 31, 2024 were $0.3 million and $1.8 million, respectively.
(4)Includes a non-cash transfer of debt through Parent net investment of $35.0 million in connection with the Studio Separation during the year ended March 31, 2025 that was accounted for through the Due to LG Studios Business line item on the consolidated balance sheet as of March 31, 2025 as it was made under the Old Lionsgate's revolving credit facility which was made available to the Company.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Commitments and Contingencies
Commitments
The following table sets forth the future annual repayment of contractual commitments as of December 31, 2025:

	Year Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
	(Amounts in millions)
Contractual commitments by expected repayment date (off-balance sheet arrangements):
Programming related payables commitments(1)	$159.5	$158.5	$0.1	$—	$—	$—	$318.1
Interest payments(2)	41.4	40.5	38.5	27.3	6.6	4.1	158.4
Other contractual obligations(3)	44.7	2.6	1.5	—	—	—	48.8
Total future commitments under contractual obligations	$245.6	$201.6	$40.1	$27.3	$6.6	$4.1	$525.3
____________________________
(1)Programming related payables commitments include program rights commitments not reflected on the consolidated balance sheets as they do not currently meet the criteria for recognition. Program rights commitments represent contractual commitments under programming license agreements related to third party commitments for our original series in production and films that are not available for exhibition until some future date (see below for further details).
(2)Includes cash interest payments on the Company's corporate debt as of December 31, 2025, including Term Loan A, 5.5% Senior Notes, and operating lease liabilities imputed interest.
(3)Includes contractual obligations related to advertising and marketing spend, executive employment arrangements, and affiliate marketing agreements.
We have an exclusive multiyear output licensing agreement with New Lionsgate for Lionsgate label titles theatrically released in the U.S. that started January 1, 2022, and for Summit label titles theatrically released in the U.S. that started January 1, 2023. We also have an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. that started January 1, 2022. The Universal agreement provides us with rights to exhibit these films immediately following their initial windows. The programming fees to be paid by us under these arrangements are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters, however, such amounts are expected to be significant.
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
Claims and legal proceedings may be brought against the Company without merit, are inherently uncertain, are difficult to predict, and the Company’s view on these matters may change as events unfold. Reasonably possible losses, if any, are not estimable, however, based on our current understanding and evaluation of the relevant facts and circumstances, as of December 31, 2025, the Company is not a party to any pending claims or legal proceedings for which management believes the resolution would have a material adverse effect on the Company’s financial position, results of operations or cash flows, and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For additional detail regarding certain legal proceedings in which Starz is involved, Starz provides the following information:
As described in Note 1, the Company completed the Exchange Transaction in May 2024. On August 27, 2024, purported holders of 5.5% Senior Notes (prior to the Separation) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing in connection with the Exchange Transaction and entered into Supplemental Indenture No. 10 to the indenture governing the 5.5% Senior Notes (the “Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories and brought claims against other parties. Starz filed a motion to dismiss the claims. On May 23, 2025, both plaintiffs amended their complaints in view of the completion of the Separation, and on June 10, 2025, Starz moved to dismiss the amended complaints. Oral arguments on this motion occurred on September 22, 2025 and a ruling is pending.
Although the Company believes that the existing allegations are without merit, there can be no assurance that the plaintiffs will not be successful in obtaining relief sought in their amended complaints. If the plaintiffs are successful, they may issue a notice of default to the trustee of the 5.5% Senior Notes and seek accelerated payments for amounts due thereunder. These actions may result in an outcome that could have a material adverse impact on the Company's business, operations and financial conditions as well as our stakeholders, as any such action could require payments on the 5.5% Senior Notes earlier than expected.
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
The Company is involved in legal proceedings not listed herein, but as previously stated, it does not presently consider the matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed herein may change in the future as the proceedings unfold.

STARZ ENTERTAINMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Discontinued Operations
During the year ended March 31, 2023, the Company announced its plans to restructure its LIONSGATE+ business. As a result, the Company made the strategic decision to shut down the LIONSGATE+ service in Europe (outside the United Kingdom), Latin America and the United Kingdom (the "discontinued operations"). The Company entered into agreements to transfer subscribers of the services in these territories to a third party, and the shutdowns were completed in May 2024. Management of Canadian operations was transferred to the Starz Networks segment and the Company's continuing international operations in India and Southeast Asia were reported as International in the accompanying financial statements until the transfer of the India and Southeast Asia operations to New Lionsgate, effective April 1, 2025.
Net income from discontinued operations consists of the following:

	Year Ended
	March 31,
	2025	2024
	(Amounts in millions)
Revenue	$2.5	$184.0
Expenses:
Programming amortization	1.6	99.4
Other operating	0.4	12.6
Advertising and marketing	(0.1)	21.9
General and administrative	0.8	10.4
Depreciation and amortization	—	14.8
Restructuring and other	(4.5)	160.0
Total expenses	(1.8)	319.1
Operating income	4.3	(135.1)
Interest expense	(0.2)	—
Interest and other income	0.1	0.3
Income from discontinued operations before income taxes	4.2	(134.8)
Income tax provision	(0.1)	24.2
Net income from discontinued operations, net of income taxes	$4.1	$(110.6)
____________________________
(1)During the years ended March 31, 2025 and March 31, 2024, the Company recorded content impairment charges of $2.5 million and $160.8 million, respectively, related to its restructuring plan initiatives, including content impairment of programming in certain international territories associated with the restructuring of LIONSGATE+, and individual content charges pursuant to a strategic review of content performance across Starz's international platforms resulting in certain programming being removed from those platforms and written down to fair value or removed and abandoned. These charges are included in “restructuring and other” in the table above. Restructuring and other costs in the years ended March 31, 2025 and March 31, 2024 also include benefits of $7.1 million and $5.4 million, respectively, associated with an arrangement to migrate subscribers in some of the exited territories to a third-party in connection with the international restructuring.
20. Subsequent Events
There were no subsequent events that occurred after December 31, 2025, through the date of this filing that would require disclosure in the consolidated financial statements.