Form 10-Q
period 2026-03-31
STARZ ENTERTAINMENT CORP /CN/
filed 2026-05-07
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 28, 2026, 16,789,365 of the registrant’s common shares were outstanding.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors found in our Annual Report on Form 10-KT filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the "Form 10-KT") as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with our Form 10-KT and the other cautionary statements and information in this report.
We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: the benefits of the Separation (as defined below); unexpected costs related to the Separation; the substantial investment of capital required to produce, market, and distribute programming; budget overruns; limitations imposed by our credit facilities and notes; unpredictability of the commercial success of our programming; risks related to acquisition and integration of future acquired businesses; the effects of dispositions of businesses or assets, including individual series or film libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and past and future bank failures; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruptions and strikes; and the other risks and uncertainties discussed under Part I, Item 1A. Risk Factors found in our Form 10-KT, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein.
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

STARZ ENTERTAINMENT CORP.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$102.1	$35.7
Accounts receivable, net, including other receivables of $10.7 million and $9.9 million as of March 31, 2026 and December 31, 2025, respectively.	81.7	84.4
Prepaid expenses and other	10.8	12.1
Total current assets	194.6	132.2
Programming content, net	874.0	993.8
Property and equipment, net	48.0	49.1
Intangible assets, net	627.9	690.9
Other assets	44.2	47.2
Total assets	$1,788.7	$1,913.2
LIABILITIES
Current portion of debt	$11.3	$7.5
Accounts payable	68.3	60.0
Programming related payables	287.7	255.2
Other accrued liabilities	57.4	49.1
Residuals	22.2	27.1
Programming related obligations	127.3	87.7
Deferred revenue	54.1	52.8
Total current liabilities	628.3	539.4
Debt	603.0	605.8
Production loan	—	41.4
Other liabilities	74.4	72.7
Deferred tax liabilities	4.3	7.9
Total liabilities	1,310.0	1,267.2

Contingencies (Note 15)

EQUITY
Common stock, no par value, unlimited authorized, 16.8 million and 16.7 million shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	731.6	735.1
Accumulated other comprehensive income	20.5	19.4
Accumulated deficit	(273.4)	(108.5)
Total equity	478.7	646.0
Total liabilities and equity	$1,788.7	$1,913.2
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Revenue
OTT revenue	$211.1	$225.5
Linear and other revenue	95.8	105.1
Total revenue	306.9	330.6
Operating expenses:
Programming amortization	138.3	118.4
Other operating	34.3	38.7
Advertising and marketing	50.4	58.9
General and administrative	29.1	25.4
Depreciation and amortization	68.5	48.1
Restructuring and other	139.1	183.4
Total expenses	459.7	472.9
Operating loss	(152.8)	(142.3)
Interest expense	(13.9)	(10.9)
Interest and other income	0.4	1.7
Other expense	(1.8)	(1.8)
Loss on extinguishment of debt	—	(0.7)
Loss from continuing operations	(168.1)	(154.0)
Income tax benefit	3.2	—
Net loss from continuing operations	(164.9)	(154.0)
Net income from discontinued operations, net of income taxes	—	1.0
Net loss	$(164.9)	$(153.0)

Per share information attributable to Starz Entertainment Corp. shareholders:

Basic and diluted net loss per common share - continuing operations	$(9.83)	$(9.21)
Basic and diluted net income per common share - discontinued operations	—	0.06
Basic and diluted net loss per common share	$(9.83)	$(9.15)

Weighted average number of common shares outstanding:
Basic	16.8	16.7
Diluted	16.8	16.7
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Net loss from continuing operations	$(164.9)	$(154.0)
Net unrealized gain on cash flow hedges, net of tax	1.1	—
Comprehensive loss from continuing operations, net of tax	(163.8)	(154.0)
Net income from discontinued operations	—	1.0
Comprehensive loss	$(163.8)	$(153.0)
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Starz Common Shares		Accumulated Deficit	Parent(1) Net Investment	Accumulated Other Comprehensive Income	Total Equity
	Number	Amount
	(Amounts in millions)
Balance as of December 31, 2024	—	$—	$—	$892.1	$19.2	$911.3
Net loss	—	—	—	(153.0)	—	(153.0)
Net transfers from Parent	—	—	—	8.1	—	8.1
Balance as of March 31, 2025	—	$—	$—	$747.2	$19.2	$766.4

Balance as of December 31, 2025	16.7	$735.1	$(108.5)	$—	$19.4	$646.0
Net loss	—	—	(164.9)	—	—	(164.9)
Stock-based compensation	0.1	3.2	—	—	—	3.2
Share-based liability for modified pre-Separation awards	—	(6.7)	—	—	—	(6.7)
Other comprehensive gain	—	—	—	—	1.1	1.1
Balance as of March 31, 2026	16.8	$731.6	$(273.4)	$—	$20.5	$478.7
__________________________________
(1)    Unless otherwise indicated or as the context requires, references to the “Parent” refer to Lions Gate Entertainment Corp., prior to the Separation.
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Operating Activities:
Net loss	$(164.9)	$(153.0)
Less: net income from discontinued operations, net of tax	—	1.0
Net loss from continuing operations, net of tax	(164.9)	(154.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68.5	48.1
Programming amortization	138.3	118.4
Net content impairment	128.1	167.6
Amortization of debt financing costs and other non-cash interest	1.1	1.1
Non-cash share-based compensation	3.2	4.3
Other amortization	2.1	1.8
Loss on extinguishment of debt	—	0.7
Deferred income taxes	—	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	1.8	32.7
Cash paid for programming content(1)	(113.3)	(246.0)
Other assets	2.5	(6.2)
Accounts payable and accrued liabilities	5.7	(1.6)
Residuals	(1.2)	(0.1)
Deferred revenue	1.3	5.0
Due to LG Studios Business	—	(35.5)
Net cash provided by (used in) operating activities	73.2	(63.5)
Investing activities:
Capital expenditures	(4.5)	(3.9)
Deferred purchase price of receivables sold	0.6	—
New Lionsgate revolving credit facility – increases	—	303.7
New Lionsgate revolving credit facility – decreases	—	(251.3)
Net cash (used in) provided by investing activities	(3.9)	48.5
Financing activities:
Debt – borrowings, net of debt issuance and redemption costs	—	96.5
Debt repayments	—	(96.5)
Programming related obligations – borrowings	104.1	113.3
Programming related obligations – repayments	(107.0)	(98.3)
Parent net investment	—	3.6
Net cash (used in) provided by financing activities	(2.9)	18.6
Net change in cash and cash equivalents	66.4	3.6
Cash and cash equivalents – beginning of period	35.7	14.2
Cash and cash equivalents – end of period	$102.1	$17.8
__________________________________
(1)Cash paid for programming content for the three months ended March 31, 2025 includes $157.1 million for the licensing of program rights from the LG Studios Business.
See accompanying notes.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business
Starz Entertainment Corp. (the "Company", "Starz", "we", "us", or "our") operates primarily in the U.S. and distributes the STARZ branded premium subscription video services on a direct-to-consumer over-the-top (“OTT”) basis through the Starz App and through wholesale OTT and multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies (in the aggregate the “Starz Platform”, and if referring to the Company prior to October 2025, inclusive of Starz's Canadian operations at that time). In October 2025, Starz changed its operations in Canada resulting in its partner assuming all operational oversight of the service and Starz moving to a content licensing arrangement.
Separation
On May 6, 2025, Lions Gate Entertainment Corp. (“Old Lionsgate” or “Parent”) completed the separation of its studio operations (the “LG Studios Business”) from its media networks operations (the “Starz Business”) pursuant to an arrangement agreement, resulting in two independent publicly traded companies: Lionsgate Studios Corp. (“New Lionsgate”), which now holds the LG Studios Business, and Starz Entertainment Corp., which now holds the Starz Business (the "Separation"). As part of the distribution, Old Lionsgate shareholders received shares in both companies, and Starz Entertainment Corp. subsequently executed a 15‑for‑1 reverse stock split, such that every fifteen (15) common shares were consolidated into one (1) Starz common share. For accounting purposes under U.S. GAAP, New Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity, and the historical results of the Starz Business prior to the transaction have been prepared on a carve‑out basis.
Refer to our Transition Report on Form 10‑KT for the nine months ended December 31, 2025 for a full description of the Separation.
International Restructuring
During 2023, Old Lionsgate began a plan to restructure and shut down its international LIONSGATE+ business, which was finalized with the shutdown of the United Kingdom territory in May 2024. Refer to our Transition Report on Form 10‑KT for the nine months ended December 31, 2025, Note 19, Discontinued Operations, for a full description of the International Restructuring. The international restructuring is included in discontinued operations in the accompanying financial statements.
Starz Networks Strategic Content Review
During 2025 and 2026, due to the continued micro and macroeconomic environment, including the continued decline in traditional linear services, preparation for the Separation and becoming and operating as a new standalone company, Starz continued to evaluate the programming on the Starz Platform. As a result of this review, Starz identified certain programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company.
In addition, Starz entered in an agreement to terminate certain live-action films under a post pay-one output licensing agreement subsequent to March 31, 2026, which will impact Restructuring and Other costs in the three months ended June 30, 2026. Refer to Note 16, Subsequent Events, for further detail.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim reporting and the instructions to the quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X on the same basis as the Company’s annual financial statements. Prior to the Separation, the Starz Business operated as a segment of Old Lionsgate, and the historical financial information for those periods was prepared on a carve‑out basis derived from Old Lionsgate’s consolidated records. Following the Separation, the Company’s financial statements are presented on a consolidated basis and include Starz Entertainment Corp. and its majority‑owned subsidiaries.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general and administrative expenses from Old Lionsgate, are reasonable. However, such allocations from Old Lionsgate may not include all the actual expenses that would have been incurred by Starz had we been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had we been a standalone company and operated as an unaffiliated entity during the pre-separation periods presented. Actual costs that might have been incurred had we been a standalone company during those pre-separation periods would depend on a number of factors, including the organizational structure, what corporate functions we might have performed directly or outsourced and strategic decisions we might have made in areas such as executive management, legal and other professional services, and certain corporate overhead functions.
These unaudited condensed consolidated financial statements do not include all disclosures required for annual financial statements and should be read together with the Company’s audited financial statements included in our Form 10‑KT for the nine months ended December 31, 2025, which contains a full description of the Separation, historical allocations, intercompany arrangements, and related accounting policies.
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
Change in Fiscal Year End
On May 8, 2025, the Company's Board of Directors approved a change in Starz’s fiscal year end from March 31 to December 31. As a result of the change, the Company filed a Transition Report on Form 10-KT for the nine-month transition period from April 1, 2025 to December 31, 2025.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Transition Report on Form 10-KT for the nine months ended December 31, 2025.
Recent Accounting Pronouncements
Internal-Use Software: In September 2025, the FASB issued Accounting Standards Codification (ASU) 2025-06, which modernizes the accounting guidance for internal-use software under ASC 350-40. The update eliminates the previous “project stage” model and introduces a principles-based framework that better aligns with contemporary software development practices. Under the new guidance, entities may begin capitalizing internal-use software costs when two conditions are met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended purpose (the “probable-to-complete” threshold). The ASU also consolidates website development cost guidance into ASC 350-40 and clarifies disclosure requirements for capitalized software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Programming Content
The predominant monetization strategy for the Company's programming content (which includes licensed program rights and owned and produced films and television programs) is as a group. Total programming content is as follows:

	March 31, 2026	December 31, 2025
	(Amounts in millions)
Licensed program rights, net of accumulated amortization	$811.7	$941.2

Owned and produced films and television programs:
Released, net of accumulated amortization	5.0	5.1
In progress	40.8	36.6
In development	16.5	10.9
	62.3	52.6
Programming content, net	$874.0	$993.8
Amortization of programming content is as follows and is included in programming amortization in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Programming amortization expense:
Licensed program rights	$137.1	$129.1
Owned and produced films and television programs	1.2	(10.7)
	$138.3	$118.4
3. Debt
Debt is summarized as follows:

	March 31, 2026	December 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A	$300.0	$300.0
5.5% Senior Notes	325.1	325.1
Unamortized debt issuance costs	(10.8)	(11.8)
Total debt, net	614.3	613.3
Less current portion of debt(1)	(11.3)	(7.5)
Non-current portion of debt	$603.0	$605.8
_______________
(1)Amount includes the current portion of the $300.0 million senior secured term loan credit facility ("Term Loan A") as of March 31, 2026 and December 31, 2025, respectively.
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
Repayments under the Term Loan A assume a maturity date of December 1, 2028 (135 days prior to the 5.5% Senior Notes maturity date.
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
In addition, the Starz Credit Agreement contains financial covenants requiring the Borrower to maintain (A) a Net Total Leverage Ratio, as of the last day of each fiscal quarter ending on and after (i) June 30, 2025, no greater than 4.50 to 1.00; (ii) March 31, 2026, no greater than 4.25 to 1.00; (iii) March 31, 2027, no greater than 4.00 to 1.00; and (iv) March 31, 2028, no greater than 3.50 to 1.00; (B) a Net First Lien Leverage Ratio (as defined in the Starz Credit Agreement) no greater than 3.00 to 1.00; and (C) an Interest Coverage Ratio (as defined in the Starz Credit Agreement) no less than 2.50 to 1.00. As of March 31, 2026, the Company was in compliance with all applicable covenants.
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
Covenants. As of March 31, 2026, the Company was in compliance with all applicable covenants.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Programming Related Obligations
Programming related obligations include programming notes, which represent individual unsecured loans for the licensing of film and television programs. As of March 31, 2026, outstanding programming notes had a balance of $85.1 million and had contractual repayment dates ranging from April 2026 through May 2026, and incurred SOFR-based interest at a weighted average rate of 8.2%. There were $87.7 million of programming notes outstanding as of December 31, 2025.
In addition to programming notes, programming-related obligations include a secured production loan with an outstanding balance as of March 31, 2026 of $42.2 million which is due in January 2027. As of December 31, 2025, the production loan had an outstanding balance of $41.4 million and was included in Production loan on the consolidated balance sheet as it was not a current liability at that time. The production loan incurred SOFR-based interest of 6.0%. Production loans represent financing arrangements for individual or multiple film and television titles produced by the Company. These loans are secured by collateral consisting of the underlying intellectual property rights (e.g., the related film or television program).

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Fair Value Measurements
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
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, programming notes, production loans and derivatives:

	March 31, 2026		December 31, 2025
	(Amounts in millions)		(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	$294.4	$300.0	$293.9	$300.0
5.5% Senior Notes	319.9	262.5	319.4	264.1
Programming Notes	85.1	85.1	87.7	87.7
Production Loan	42.2	42.2	41.4	41.4
Interest rate exchange swaps(2)	(0.1)	(0.1)	0.9	0.9
Foreign currency forward exchange contracts(2)	0.2	0.2	nil	nil
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Represents the fair value measurements of the Company’s derivative instruments, specifically forward exchange contracts and interest rate swaps, as of March 31, 2026. These instruments are classified within the fair value hierarchy in accordance with ASC 820. Refer to Note 12, Derivative Instruments and Hedging Activities, for further detail.
The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, programming related payables, other accrued liabilities and other liabilities. The carrying values of these financial instruments approximated the fair values of these financial instruments as of March 31, 2026 and December 31, 2025. There were no material, non-recurring fair value adjustments as of the three months ended March 31, 2026 and three months ended December 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Capital Stock
Common Shares
The Company has an unlimited number of authorized common shares as of March 31, 2026.
Share-based compensation expense from continuing operations, by expense category, consisted of the following:

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Share-based compensation expense:
Other operating expense	$0.5	$0.8
General and administration	2.7	3.3
Restructuring and other	—	0.2
	$3.2	$4.3
Rights Agreement
On March 10, 2026, the Board adopted a Shareholder Protection Rights Agreement and declared a dividend of one right per common share, issued to stockholders of record on March 20, 2026. The rights become exercisable upon the acquisition of 17.5% or more of the Company’s common shares, and generally entitle holders to purchase one common share at an exercise price of $93.00, subject to adjustment. Refer to the Company’s March 10, 2026 Form 8‑K for additional information.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Revenue
Revenue by segment is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Revenue
Starz Networks	$306.9	$326.2
International(1)	—	4.4
	$306.9	$330.6
_____________________
(1)    Includes the operations in India and Southeast Asia for the three months ended March 31, 2025.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue included on the balance sheet. Revenue totaling $54.1 million is expected to be recognized in the next twelve months, in relation to performance obligations that are unsatisfied as of March 31, 2026.
Accounts Receivable and Deferred Revenue
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable and deferred revenue. See the accompanying unaudited condensed consolidated balance sheets for accounts receivable and deferred revenue balances at March 31, 2026 and 2025.
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
Deferred Revenue. Deferred revenue relates primarily to subscribers to the Starz App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period when the Company satisfies the corresponding performance obligation. Deferred revenue consists primarily of customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenue of $31.6 million was recognized during the three months ended March 31, 2026, related to the balance of deferred revenue at December 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Restructuring and Other
Restructuring and other includes restructuring costs, and certain transaction-related and other expenses. During the three months ended March 31, 2026 and March 31, 2025, the Company also incurred certain other unusual charges and benefits. The following table sets forth restructuring and other and these other unusual charges:

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Restructuring and other:
Content impairments(1)	$128.1	$167.7
Transaction and other costs(2)	5.1	14.0
Severance(3)	5.9	1.5
Share-based compensation	—	0.2
	$139.1	$183.4
_____________________
(1)    During the three months ended March 31, 2026 and the three months ended March 31, 2025, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
In April 2026, Starz entered into an agreement to terminate certain live-action films under a post pay-one output licensing agreement. Such termination will impact Restructuring and Other costs in the three months ended June 30, 2026. Refer to Note 16, Subsequent Events, for further details.
(2)    Transaction and other costs during the three months ended March 31, 2026 and March 31, 2025 reflect costs associated with certain potential strategic transactions, costs associated with certain legal matters, and transaction, integration, and legal costs associated with the Separation.
(3)    Severance costs for the three months ended March 31, 2026 and March 31, 2025, represent a reduction in our work force due to cost-saving initiatives and the continued decline in traditional linear services.
9. Income Taxes
The income tax provision for the three months ended March 31, 2026 was calculated by estimating the Company’s annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. The Starz Business’s U.S. operations and certain of its non-U.S. operations were historically included in the income tax returns of Lionsgate or its subsidiaries. For the three months ended March 31, 2025, income taxes were calculated as if the Starz Business filed income tax returns on a standalone basis, including assumptions regarding the allocation of consolidated tax attributes.
The Company’s income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the level and geographic mix of earnings, changes in tax laws and regulations, changes in uncertain tax positions, as well as changes in valuation allowances on deferred tax assets. The Company’s income tax provision for the three months ended March 31, 2026 and March 31, 2025 were impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, net of applicable deferred tax liabilities.
There were no material discrete income tax items or significant changes in uncertain tax positions during the three months ended March 31, 2026.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Net Loss Per Share
Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. For the quarters ended March 31, 2026 and March 31, 2025, the Company reported a net loss, and therefore all potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti‑dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share.
For the quarters ended March 31, 2026 and March 31, 2025, the following common shares issuable were excluded from net loss per common share because their inclusion would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Stock options and share appreciation rights (SARs)	1.1	0.7
Restricted share units	2.2	2.7
Total anti-dilutive shares issuable excluded from diluted net loss per common share	3.3	3.4

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
As described in Note 1, as of March 31, 2026, the Company has one reportable segment: Starz Networks, which includes our operations in the U.S. and Canada. During the three months ended March 31, 2025, International included operations in India and Southeast Asia. As described in Note 1, and effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate.
Segment information is presented in the table below:

	Three Months Ended
	March 31,
	2026	2025
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue
OTT revenue	$211.1	$223.5	$2.0	$225.5
Linear and other revenue	95.8	102.7	2.4	105.1
Total revenue	306.9	326.2	4.4	330.6
Operating expenses:
Programming amortization	138.3	116.1	2.3	118.4
Payroll(1)	34.3	30.5	0.6	31.1
Advertising and marketing	50.4	58.7	0.2	58.9
Other(2)	29.1	33.0	—	33.0
Depreciation and amortization	68.5	48.1	—	48.1
Restructuring and other	139.1	176.7	6.7	183.4
Total expenses	459.7	463.1	9.8	472.9
Operating loss	(152.8)	(136.9)	(5.4)	(142.3)
Interest expense	(13.9)	(10.9)	—	(10.9)
Interest and other income	0.4	1.7	—	1.7
Other expense	(1.8)	(1.8)	—	(1.8)
Loss on extinguishment of debt	—	(0.7)	—	(0.7)
Loss from continuing operations before income taxes	(168.1)	(148.6)	(5.4)	(154.0)
Income tax benefit	3.2	—	—	—
Net loss from continuing operations	$(164.9)	$(148.6)	$(5.4)	$(154.0)
______________________________________
(1)    Payroll expense by segment, which includes salaries and employee benefits, is reviewed by the CODM on a quarterly basis.
(2)     Includes total other operating and general and administrative expenses from the accompanying unaudited condensed consolidated statements of operations, less payroll expense per note (1).

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	March 31, 2026	December 31, 2025
	(Amounts in millions)
Assets
Starz Networks	$1,631.6	$1,818.2
Other unallocated assets(1)	157.1	95.0
	$1,788.7	$1,913.2
_____________________
(1)Other unallocated assets primarily consist of cash and other assets.
Long-lived assets by geographic location are as follows:

	March 31, 2026	December 31, 2025
	(Amounts in millions)
Long-lived assets(1)
United States	$963.5	$1,084.6
_____________
(1)Long-lived assets primarily represents programming content, net, property and equipment, net, and right-of-use assets.
12. Derivative Instruments and Hedging Activities
As of March 31, 2026, the Company had outstanding pay-fixed interest rate swaps with a total notional amount of $150.0 million, converting SOFR-based floating-rate debt to fixed-rate obligations. These effective swaps carry fixed interest rates ranging from 3.58% to 3.62%. The Company also had forward foreign exchange contracts outstanding with maturities of less than 24 months, totaling British £6.6 million (equivalent to US$8.9 million), used to hedge foreign currency exposure related to production costs and tax credit receivables. These contracts are designated as cash flow hedges.
13. Additional Financial Information
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
Under the accounts receivable monetization programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.
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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth a summary of the receivables transferred:

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$198.1	$204.4
Net cash proceeds received from third party purchasers	196.7	202.8
Loss recorded related to transfers of receivables	1.4	1.6
At March 31, 2026, receivables totaling $130.5 million had been derecognized from the Company’s accompanying unaudited condensed consolidated balance sheets but continued to be serviced by the Company. The comparable amount at December 31, 2025 was $132.9 million.
Other Assets
The composition of the Company’s other assets is as follows:

	March 31, 2026	December 31, 2025
	(Amounts in millions)
Other non-current assets
Operating lease right-of-use assets	$41.4	$41.7
Debt issuance costs	2.8	3.0
Accounts receivable	—	2.5
	$44.2	$47.2
Other Accrued Liabilities and Other Liabilities
The composition of the Company’s other accrued liabilities (current) and other liabilities (non-current) is as follows:

	March 31, 2026	December 31, 2025
	(Amounts in millions)
Other accrued liabilities (current)
Employee related liabilities	$30.5	$23.5
Operating lease liabilities	10.9	11.1
Interest payable	11.8	8.8
Other accrued expenses and short-term liabilities	4.2	5.7
	$57.4	$49.1
Other liabilities (non-current)
Operating lease liabilities	$46.1	$48.3
Programming related payables and obligations	23.3	19.7
Other long-term liabilities	5.0	4.7
	$74.4	$72.7
Supplemental Cash Flow Information
Refer to Note 14, Activity with the LG Studios Business, for further details regarding non-cash activity with Parent.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Activity with the LG Studios Business
Certain Transactions with Old Lionsgate
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
Prior to the Separation, in the normal course of business, the Starz Business entered into transactions with Old Lionsgate and the LG Studios Business which included the following:
Operating expense reimbursement: For the periods prior to the Separation, the LG Studios Business paid certain expenses on behalf of the Company such as certain rent expense, employee benefits, insurance and other administrative operating costs. The Company also paid certain expenses on behalf of the LG Studios Business such as legal expenses, software development costs and severance. Those expenditures were reflected in the unaudited condensed consolidated financial statements of the Company and the LG Studios Business as applicable.
Share-based compensation: For the periods prior to the Separation, Old Lionsgate allocated to the Company share-based compensation related to the Company's employees. In addition, prior to Separation, Old Lionsgate allocated a proportionate amount of its share-based compensation related to the corporate functions provided by Old Lionsgate to the Company.
Parent Net Investment

Three Months Ended
March 31,
2025
(Amounts in millions)
Cash pooling and general financing activities	$(3.6)
Net transfers from Parent included on unaudited condensed consolidated statements of cash flows	(3.6)
Share-based compensation (including allocation of share-based compensation)	(4.3)
Other non-cash transfer	(0.2)
Net transfers from Parent included on unaudited condensed consolidated statements of equity	$(8.1)

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
Claims and legal proceedings may be brought against the Company without merit, are inherently uncertain, are difficult to predict, and the Company’s view on these matters may change as events unfold. Reasonably possible losses, if any, are not estimable, however, based on our current understanding and evaluation of the relevant facts and circumstances, as of March 31, 2026, the Company is not a party to any pending claims or legal proceedings for which management believes the resolution would have a material adverse effect on the Company’s financial position, results of operations or cash flows, and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.
For additional detail regarding certain legal proceedings in which Starz is involved, Starz provides the following information:
On August 27, 2024, purported holders of 5.5% Senior Notes (prior to the Separation) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing in connection with the Exchange Transaction and entered into Supplemental Indenture No. 10 to the indenture governing the 5.5% Senior Notes (the “Indenture”). The main basis for these claims is that Supplemental Indenture No. 10 allegedly implicated certain provisions of the Indenture that require consent of each affected holder for certain types of waivers, amendments, and supplements to the Indenture. The relief sought includes a request for a declaration that Supplemental Indenture No. 10 and the associated exchange transaction are null and void. On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories and brought claims against other parties. Starz filed a motion to dismiss the claims. On March 19, 2026, the Court issued a decision on the motion to dismiss that narrowed the case by dismissing the majority of asserted claims including the breach of implied covenant claims and all claims against the trustee and participating noteholders, which only leaves to be resolved a single declaratory judgment claim alleging that the defendants may have breached a specific contractual provision of the Indenture by allegedly releasing guarantors without each holder’s consent.
Although Starz believes that the existing allegations are without merit and such claims are covered by insurance, there can be no assurance that the plaintiffs will not be successful in obtaining relief sought in their amended complaints. If the plaintiffs are successful, they may issue a notice of default to the trustee of the 5.5% Senior Notes and seek accelerated payments for amounts due thereunder. These actions may result in an outcome that could have a material adverse impact on Starz’s business, operations and financial conditions as well as our stakeholders, as any such action could require payments on the 5.5% Notes earlier than expected.
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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Subsequent Event
In April 2026, Starz entered into an agreement to terminate certain live-action films under a post pay-one output licensing agreement. Such termination will impact Restructuring and Other costs in the three months ended June 30, 2026. The Company estimates that the termination fees will range from $185.0 million to $205.0 million and will be paid during 2027 and 2028.

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
Refer to Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for further details regarding the Separation, International Restructuring, and Basis of Presentation of the Company and the accompanying financial statements.
Separation
On May 6, 2025, Lions Gate Entertainment Corp. (“Old Lionsgate”) completed the separation of its studio operations (the “LG Studios Business”) from its media networks operations (the “Starz Business”) pursuant to an arrangement agreement, resulting in two independent publicly traded companies: Lionsgate Studios Corp. (“New Lionsgate”), which now holds the LG Studios Business, and Starz Entertainment Corp., which now holds the Starz Business. As part of the distribution, Old Lionsgate shareholders received shares in both companies, and Starz Entertainment Corp. subsequently executed a 15‑for‑1 reverse stock split, such that every fifteen (15) Starz common shares were consolidated into one Starz common share. For accounting purposes under U.S. GAAP, New Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity, and the historical results of the Starz Business prior to the transaction have been prepared on a carve‑out basis.
Refer to our Transition Report on Form 10‑KT for the nine months ended December 31, 2025 for a full description of the Separation.
International Restructuring
During 2023, Old Lionsgate began a plan to restructure and shut down its international LIONSGATE+ business, which was finalized with the shutdown of the United Kingdom territory in May 2024. Refer to our Transition Report on Form 10‑KT for the nine months ended December 31, 2025, Note 19, Discontinued Operations, for a full description of the International Restructuring. The international restructuring is included in discontinued operations in the accompanying financial statements.
Starz Networks Strategic Content Review
During 2025 and 2026, due to the continued micro and macroeconomic environment, including the continued decline in traditional linear services, the preparation for the Separation and due to being a new standalone company, Starz evaluated the programming on the Starz Platform and identified certain programming with limited strategic purpose, which was removed from the Starz Platform and abandoned by the Company.
Change in Fiscal Year End
On May 8, 2025, the Company's Board of Directors approved a change in Starz’s fiscal year end from March 31 to December 31. As a result of the change, the Company filed a Transition Report on Form 10-KT for the nine-month transition period from April 1, 2025 to December 31, 2025.
Generally Accepted Accounting Principles
These financial statements have been prepared in accordance with U.S. GAAP.

STARZ ENTERTAINMENT CORP.

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
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our consolidated operations. During the quarter ended March 31, 2025, International included our operations in India and Southeast Asia. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
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

STARZ ENTERTAINMENT CORP.
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
The level of programming amortization and advertising and marketing expenses can fluctuate from period to period depending on the number of original series and first-run output theatrical movies premiering on the network during the period. Programming cost amortization and advertising and marketing expenses generally increase in periods with increased original series and first-run theatrical movie premieres and decrease in periods with fewer original series and first-run theatrical movie premieres.
General and administrative expenses include salaries and other overhead. Prior to the Separation, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”). The Shared Services Agreement allocated to the LG Studios Business all of corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million that was charged annually to the Company until the Separation.
Now that the Separation is complete, we are incurring expenses for, among other things, directors’ and officers’ and other insurance, director fees and internal and external accounting, legal and administrative resources and fees.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We describe our significant accounting policies in Note 1 to the Company's Financial Statements included in our Form 10-KT. There have been no significant changes in our significant accounting policies since December 31, 2025.
We describe our significant accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-KT. There have been no significant changes in our significant accounting estimates since December 31, 2025.
Recent Accounting Pronouncements
Refer to Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for a discussion of recent accounting guidance.

STARZ ENTERTAINMENT CORP.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended
	March 31,		Increase (Decrease)
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$211.1	$225.5	$(14.4)	(6.4)%
Linear and other revenue	95.8	105.1	(9.3)	(8.8)%
Total revenue	306.9	330.6	(23.7)	(7.2)%
Expenses:
Programming amortization	138.3	118.4	19.9	16.8%
Other operating	34.3	38.7	(4.4)	(11.4)%
Advertising and marketing	50.4	58.9	(8.5)	(14.4)%
General and administrative	29.1	25.4	3.7	14.6%
Depreciation and amortization	68.5	48.1	20.4	42.4%
Restructuring and other	139.1	183.4	(44.3)	(24.2)%
Total expenses	459.7	472.9	(13.2)	(2.8)%
Operating loss	(152.8)	(142.3)	(10.5)	7.4%
Interest expense	(13.9)	(10.9)	(3.0)	27.5%
Interest and other income	0.4	1.7	(1.3)	(76.5)%
Other expense	(1.8)	(1.8)	—	—%
Loss on extinguishment of debt	—	(0.7)	0.7	n/a
Loss from continuing operations	(168.1)	(154.0)	(14.1)	9.2%
Income tax expense	3.2	—	3.2	n/a
Net loss from continuing operations	(164.9)	(154.0)	(10.9)	7.1%
Net income from discontinued operations, net of income taxes	—	1.0	(1.0)	n/a
Net loss	$(164.9)	$(153.0)	$(11.9)	7.8%
_______________________
Revenue. Consolidated revenue decreased $23.7 million. The decrease in Starz Networks revenue reflects declines in revenue of $15.1 million from traditional linear services and declines in OTT revenue of $14.4 million. These decreases resulted from the continued decline in revenue from traditional linear services and a higher mix of discounting on the OTT services, including multi-month payment plans. The decrease in linear and other revenue were partially offset by an increase in distribution revenue of $5.8 million related to the recognition of revenue resulting from the change in our Canadian operations to a content licensing relationship. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.

	Three Months Ended
	March 31,		Increase (Decrease)
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
Starz Networks	$306.9	$326.2	$(19.3)	(5.9)%
International(1)	—	4.4	(4.4)	n/a
	$306.9	$330.6	$(23.7)	(7.2)%

STARZ ENTERTAINMENT CORP.
During the three months ended March 31, 2026 and the three months ended March 31, 2025, the following original series premiered on STARZ:

Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
Title	Premiere Date	Title	Premiere Date
BMF Documentary Season 2	January 16, 2026	Couple Next Door Season 1	January 17, 2025
The Nowhere Man Season 1	January 16, 2026	Power Book III: Raising Kanan Season 4	March 7, 2025
Outlander Season 8	March 6, 2026
Programming Amortization. The level of programming amortization for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during such period, therefore programming amortization generally increases in periods where increased new original series and first-run theatrical movie premieres and decrease in periods where fewer original series and first-run theatrical movie premieres.

	Three Months Ended March 31,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$138.3		$116.1		$22.2	19.1%
International	—		2.3		(2.3)	n/a
	$138.3	45.1%	$118.4	35.8%	$19.9	16.8%
_______________________
During the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, programming amortization expense increased primarily due to the higher cost of original series and an increase in library content, partially offset by a decrease in output content and the timing of content airing.
Other Operating Expenses and Advertising and Marketing Expenses. Other operating expenses include programming and operating related salaries, residual expenses, development costs, credit losses on accounts receivable, and foreign exchange gains and losses. The level of other operating expenses and advertising and marketing costs can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the Starz Platform during such period. Advertising and marketing costs generally increase in periods with increased original series and first-run theatrical movie premieres and decrease in periods with fewer original series and first-run movie premieres.
Other Operating Expenses. Other operating expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$33.8		$37.9		$(4.1)	(10.8)%
Share-based compensation expense	0.5		0.8		(0.3)	n/a
	$34.3	11.2%	$38.7	11.7%	$(4.4)	(11.4)%
_______________________
Other operating expenses decreased in the three months ended March 31, 2026 due to decreases at Starz Networks of $4.1 million, resulting from a decrease in residuals and programming and operating employee related expenses.

STARZ ENTERTAINMENT CORP.
Advertising and Marketing Expenses. Advertising and marketing expenses by segment were as follows for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$50.4		$58.7		$(8.3)	(14.1)%
International	—		0.2		(0.2)	n/a
	$50.4	16.4%	$58.9	17.8%	$(8.5)	(14.4)%
_______________________
Advertising and marketing expenses decreased in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to lower direct response and originals marketing spend.
General and Administrative Expenses. General and administrative expenses by segment and share-based compensation which is not allocated to our segments were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$26.4		$21.7		$4.7	21.7%
International	—		0.4		(0.4)	n/a
Share-based compensation expense	2.7		3.3		(0.6)	(18.2)%
	$29.1	9.5%	$25.4	7.7%	$3.7	14.6%
_______________________
During the three months ended March 31, 2026, Starz Networks' general and administrative expenses increased $4.7 million as compared to the three months ended March 31, 2025, primarily due to an increase in employee related costs and professional services. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.
The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$0.5	$0.8
General and administrative	2.7	3.3
Restructuring and other	—	0.2
	$3.2	$4.3
Depreciation and Amortization Expense. Depreciation and amortization of $68.5 million for the three months ended March 31, 2026 increased $20.4 million from $48.1 million in the three months ended March 31, 2025, due primarily to our Starz Traditional Affiliate customer relationship finite-lived intangible asset, which is amortized based on estimated total revenue expected to be generated from the underlying affiliation agreements over its remaining useful life. During the three months ended March 31, 2026, the Company reduced the life of the Starz Traditional Affiliate customer relationship finite-lived intangible asset from 14 years to 12 years, based on the continued decline in linear revenue.

STARZ ENTERTAINMENT CORP.
Restructuring and Other. Restructuring and other decreased $44.3 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, and includes restructuring costs, certain transaction-related and other expenses, and unusual charges or benefits, as applicable. The decrease is primarily the result of lower content impairments and lower legal and other costs incurred related to transaction-related expenses as compared to the prior year quarter. Refer to Note 8, Restructuring and Other, for further details.

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Restructuring and other:
Content impairments(1)	$128.1	$167.7
Transaction and other costs(2)	5.1	14.0
Severance(3)	5.9	1.5
Share-based compensation	—	0.2
	$139.1	$183.4
_______________________
(1)    During the three months ended March 31, 2026 and the three months ended March 31, 2025, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
In April 2026, Starz entered into an agreement to terminate certain live-action films under a post pay-one output licensing agreement. Such termination will impact Restructuring and Other costs in the three months ended June 30, 2026. Refer to Note 16, Subsequent Events, for further details.
(2)    Transaction and other costs during the three months ended March 31, 2026 and March 31, 2025 reflect costs associated with certain potential strategic transactions, costs associated with certain legal matters, and transaction, integration, and legal costs associated with the Separation.
(3)    Severance costs for three months ended March 31, 2026 and March 31, 2025, represent a reduction in our work force due to cost-saving initiatives and the continued decline in traditional linear services.
Interest Expense. Interest expense of $13.9 million in the three months ended March 31, 2026 increased $3.0 million from the three months ended March 31, 2025 due primarily to an increase in our programming related obligations.
Income Tax Benefit. We had an income tax benefit of $3.2 million for the three months ended March 31, 2026, compared to an income tax benefit of nil for the three months ended March 31, 2025. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets.
Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended March 31, 2026 was $164.9 million. This compares to net loss from continuing operations for the three months ended March 31, 2025 of $154.0 million.
Non-GAAP Measure
Adjusted OIBDA
Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted for share-based compensation, restructuring and other costs, and unusual gains or losses, when applicable.
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

STARZ ENTERTAINMENT CORP.
Overall: This measure is a non-GAAP financial measure as defined in Regulation G promulgated by the SEC and is in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with United States GAAP.
The Company uses this non-GAAP measure, among other measures, to evaluate the operating performance of our business. We believe this measure provides useful information to investors regarding our results of operations before non-operating items. Adjusted OIBDA is considered an important measure of the Company’s performance because this measure eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses.
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

	Three Months Ended
	March 31,
	2026	2025
	(Amounts in millions)
Operating loss	$(152.8)	$(142.3)
Depreciation and amortization	68.5	48.1
Restructuring and other	139.1	183.4
Share-based compensation expense	3.2	4.1
Adjusted OIBDA	$58.0	$93.3
The following table sets forth Adjusted OIBDA by segment:

	Three Months Ended
	March 31, 2026	March 31, 2025
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$306.9	$326.2	$4.4	$330.6
Programming amortization	(138.3)	(116.0)	(2.4)	(118.4)
Other operating	(33.8)	(37.8)	—	(37.8)
Advertising and marketing	(50.4)	(58.7)	(0.2)	(58.9)
General and administrative	(26.4)	(21.6)	(0.6)	(22.2)
Adjusted OIBDA(1)	$58.0	$92.1	$1.2	$93.3
_______________________
(1)    Share-based compensation expense excluded from Adjusted OIBDA for the three months ended March 31, 2026 and March 31, 2025 includes $0.5 million and $0.8 million, respectively, in other operating expenses, and $2.7 million and $3.3 million, respectively, in general and administrative expenses. Refer to Note 6, Capital Stock, for further details.
Starz Networks Adjusted OIBDA of $58.0 million for the three months ended March 31, 2026, decreased by $35.3 million from the three months ended March 31, 2025. Such decrease was primarily due to lower revenue and increased operating expenses. Revenue declined mainly from lower OTT performance and continued declines in revenue from the traditional linear business. Expenses increased largely due to higher programming amortization, driven by increased costs for original content and higher library content amortization. The impacts of higher programming amortization expenses were partially offset by reductions in advertising and marketing expenses and other operating expenses, while general and administrative expenses increased due to higher personnel costs and professional fees for the three months ended March 31, 2026.

STARZ ENTERTAINMENT CORP.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital resources for the quarter ended March 31, 2026 were provided principally through cash generated from operations, our new $150 million revolving credit facility, programming related obligations, and the monetization of trade accounts receivable (each defined above).
As of March 31, 2026 and March 31, 2025, we had cash and cash equivalents of $102.1 million and $17.8 million, respectively.
Credit Agreement and Existing Notes
As of March 31, 2026, we had $300.0 million and $325.1 million, respectively, outstanding under our new Term Loan A and 5.5% Senior Notes due 2029. No amounts were outstanding under our new $150.0 million revolving credit facility. Refer to Note 3, Debt, for a discussion of our corporate debt.
Programming Related Obligations
We utilize programming related obligations to fund certain of our film and television productions or licenses during production through the time the program airs on the Starz Platform. Our programming related obligations include unsecured programming notes and a secured production loan. Programming notes and production loans represent individual loans for the license of certain of our film and television programs. The Company had $85.1 million of programming notes outstanding with repayment dates in April 2026 through May 2026 and $42.2 million of the production loan outstanding at March 31, 2026 due in 2027.
Refer to Note 4, Programming Related Obligations, for a discussion of our programming related obligations.
Accounts Receivable Monetization
Our accounts receivable monetization program includes individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers.
Refer to Note 13, Additional Financial Information, for a discussion of our accounts receivable monetization program.
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
Under the Starz Networks Strategic Content Review and International Restructuring, the net future cash outlay for impairment charges recorded through March 31, 2026 and the amount related to the agreement to terminate certain live-action films under a post pay-one output licensing agreement that will be recorded in the three months ended June 30, 2026 is estimated to be approximately $250.0 million to $270.0 million for contractual commitments on content in territories exited and payments on the remaining amounts payable for content terminated or removed from our services, net of estimated recoveries. See, Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, and Management's Discussion and Analysis of Financial Condition and Results of Operations, Starz Networks Strategic Content Review, for further details.
We currently believe that cash flow from operations, cash on hand, availability under our $150 million senior secured revolving credit facility which is undrawn at March 31, 2026, monetization of trade accounts receivable and available programming related obligations will be adequate to meet known operational cash and debt service requirements (i.e. principal and interest payments) for the next twelve months and beyond, including the funding of programming content which includes amounts under our originals licensing and production agreements, and programming output and library agreements. We monitor our cash flow, liquidity, availability, capital base, content spending, capital expenditures, debt service and leverage ratios with the long-term goal of maintaining our credit worthiness.

STARZ ENTERTAINMENT CORP.
Our current financing strategy is to fund operations and to leverage investments in programming content in the short-term and long-term through our cash flow from operations, our production related loans, the monetization of trade accounts receivable, borrowings from our $150.0 million revolving credit facility which is undrawn at March 31, 2026, and available programming related obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, and/or equity or debt financing. If additional financing beyond our existing sources cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and debt ratings assigned by independent rating agencies. Additionally, circumstances such as the war in the Middle East and other global events have from time to time caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose assets and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Material Cash Requirements from Known Contractual Obligations and Commitments
The following table sets forth our significant contractual and other obligations as of March 31, 2026 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of March 31, 2026 (on-balance sheet arrangements) (1)
Term Loan A	$300.0	$11.3	$288.7
5.5% Senior Notes	325.1	—	325.1
Programming related obligations(2)	127.3	127.3	—
Programming related payables	311.0	287.7	23.3
Operating lease obligations	57.0	10.9	46.1
	$1,120.4	$437.2	$683.2
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Programming related payables commitments(3)	$226.4	$119.6	$106.8
Interest payments(4)	147.3	40.3	107.0
Other contractual obligations(5)	44.7	40.8	3.9
	418.4	200.7	217.7
Total future repayment of debt and other commitments under contractual obligations	$1,538.8	$637.9	$900.9
___________________
(1)Refer to Note 3, Debt, for further information on our corporate debt and financing transactions following the completion of the Separation. Refer to Note 4, Programming Related Obligations, for further information on programming related obligations.
(2)Programming related obligations include outstanding programming notes with a balance of $85.1 million to be repaid from April 2026 through May 2026, and a secured production loan with an outstanding balance of $42.2 million, due in 2027. Refer to Note 4, Programming Related Obligations, for further information on programming related obligations.
(3)Programming related payables commitments include program rights commitments not reflected on the consolidated balance sheets as they do not currently meet the criteria for recognition. Program rights commitments represent contractual commitments under programming license agreements related to third party commitments for our original series in production and films that are not available for exhibition until some future date (see below for further details).
(4)Includes cash interest payments on the Company's corporate debt as of March 31, 2026, including Term Loan A, 5.5% Senior Notes, and operating lease liabilities imputed interest.
(5)Includes contractual obligations related to advertising and marketing spend, executive employment arrangements, and affiliate marketing agreements.

STARZ ENTERTAINMENT CORP.
We have an exclusive multi-year output licensing agreement with New Lionsgate for Lionsgate label titles theatrically released in the U.S. that started January 1, 2022, and for Summit label titles theatrically released in the U.S. that started January 1, 2023. The programming fees paid by us under the arrangements are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We are unable to estimate the amounts to be paid under this agreement for films that have not yet been released in theaters, however, such amounts are expected to be significant.
On January 1, 2022, we entered into an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. The Universal agreement provided us with rights to exhibit these films immediately following their pay-one windows. The programming fees paid by us under this agreement are based on the quantity and domestic theatrical exhibition receipts of qualifying films. In April 2026, Starz entered into an agreement to terminate certain live-action films under the post pay-one output licensing agreement. Such termination will impact Restructuring and Other costs in the three months ended June 30, 2026 and are not included in the table above as the agreement was not entered into until subsequent to March 31, 2026. Refer to Note 16, Subsequent Events, for further details.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue on the balance sheet. As disclosed in Note 5 to the accompanying financial statements, remaining performance obligations were $54.1 million as of March 31, 2026 and $52.8 million as of December 31, 2025.
Discussion of Operating, Investing, Financing Cash Flows
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Cash and cash equivalents increased by $66.4 million for the quarter ended March 31, 2026 and decreased by $18.2 million for the quarter ended March 31, 2025. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the quarter ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Net cash flows provided by (used in) operating activities	$73.2	(63.5)	$136.7
The increase in cash provided by operating activities from continuing operations in the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025 is primarily due to lower cash paid for programming content along with the timing of receipts of accounts receivable, and payments of accounts payable, and accrued liabilities. Cash paid for programming content totaled $113.3 million and $246.0 million for the quarters ended March 31, 2026 and March 31, 2025.
Investing Activities. Cash (used in) provided by investing activities for the quarter ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Capital expenditures	$(4.5)	$(3.9)	$(0.6)
Deferred purchase price of receivables sold	0.6	—	0.6
New Lionsgate revolving credit facility – increases	—	303.7	(303.7)
New Lionsgate revolving credit facility – decreases	—	(251.3)	251.3
Net cash (used in) provided by investing activities	$(3.9)	$48.5	$(52.4)
Cash (used in) provided by investing activities for the quarter ended March 31, 2026 primarily reflects cash used for capital expenditures. Cash flows provided by investing activities for the quarter ended March 31, 2025, primarily reflects cash provided to the LG Studios Business through the Intercompany Revolver partially offset by the cash used for capital expenditures.

STARZ ENTERTAINMENT CORP.
Financing Activities. Cash (used in) provided by financing activities for the quarter ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Debt – borrowings, net of debt issuance and redemption costs	$—	$96.5	$(96.5)
Debt repayments	—	(96.5)	96.5
Net borrowings (repayments) of debt	—	—	—

Programming related obligations – borrowings	104.1	113.3	(9.2)
Programming related obligations – repayments	(107.0)	(98.3)	(8.7)
Net (repayments) borrowings from programming related obligations	(2.9)	15.0	(17.9)

Parent net investment	—	3.6	(3.6)
Net cash (used in) provided by financing activities	$(2.9)	$18.6	$(21.5)
_____________
Cash used in financing activities for the quarter ended March 31, 2026 primarily reflects $2.9 million in net repayments of our programming related obligations.
Cash flows provided by financing activities for the quarter ended March 31, 2025 reflects zero net borrowings (repayments) under the Old Lionsgate Revolving Credit Facility and net proceeds from programming related obligations of $15.0 million. In addition, $3.6 million of intercompany activity with Old Lionsgate was reflected as cash provided by financing activities in the quarter ended March 31, 2025.

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
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and has entered into $150.0 million worth of pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Refer to Note 12, Derivative Instruments and Hedging Activities, for further details.
Currency Rate Risk. The Company entered into forward foreign exchange contracts in June 2025 to hedge our foreign currency exposures on future programming production costs denominated in British Pounds. These contracts are entered into with a major financial institution as the counterparty. Refer to Note 12, Derivative Instruments and Hedging Activities, for further details.
Our variable interest rate programming notes incur SOFR-based interest at a weighted average rate of approximately 8.2%, and the production loan incurs SOFR-based interest of 6.0%.
At March 31, 2026, our Term Loan A had an outstanding carrying value of $300.0 million, with a fair value of $300.0 million, and our 5.5% Senior Notes had an outstanding carrying value of $325.1 million, with a fair value of $262.5 million.
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of March 31, 2026:

		Year Ended December 31,					Fair Value
	2026	2027	2028	2029	Thereafter	Total	March 31, 2026
			(Amounts in millions)
Variable Rates:
Term Loan A	$7.5	$18.0	$274.5	$—	$—	$300.0	$300.0
Average Interest Rate			6.7%
Programming notes	$85.1	$—	$—	$—	$—	$85.1	$85.1
Average Interest Rate	8.2%
Production Loan	$—	$42.2	$—	$—	$—	$42.2	$42.2
Average Interest Rate		6.0%
Fixed Rates:
5.5% Senior Notes	$—	$—	$—	$325.1	$—	$325.1	$262.5
Fixed Interest Rate				5.5%

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
As of March 31, 2026, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, Starz is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, Starz does not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which Starz is currently involved will have a material adverse effect on Starz’s consolidated financial position, results of operations or cash flow. For additional information regarding certain legal proceedings in which Starz is involved, refer to Note 15, Contingencies, for further details.
ITEM 1A. RISK FACTORS.
There were no material changes to the risk factors previously reported in our Annual Report on Form 10-KT for the transition period ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Securities
No common shares were purchased by us during the three months ended March 31, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
There were no adoptions or terminations of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2026 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”). Nor did any of our directors or officers adopt or terminate a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K for the three months ended March 31, 2026.

STARZ ENTERTAINMENT CORP.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date / Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.2	May 7, 2025
3.1	Articles of Starz Entertainment Corp.	8-K	3.1	May 7, 2025
3.2	Notice of Articles of Starz Entertainment Corp.	8-K	3.2	May 7, 2025
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of June 29, 2021.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of October 31, 2021.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of March 15, 2022.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of July 21, 2022.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of January 12, 2023.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of June 21, 2023.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8	Supplemental Indenture No. 8, dated as of March 29, 2024.	8-K	4.1.8	May 7, 2025
4.1.9	Supplemental Indenture No. 9, dated as of April 23, 2024.	8-K	4.1.9	May 7, 2025
4.1.10	Supplemental Indenture No. 10, dated as of May 8, 2024.	8-K	4.1.10	May 7, 2025
4.1.11	Supplemental Indenture No. 11, dated as of May 13, 2024.	8-K	4.1.11	May 7, 2025
4.1.12	Supplemental Indenture No. 12, dated as of September 25, 2024.	8-K	4.1.12	May 7, 2025
4.1.13	Supplemental Indenture No. 13, dated as of December 31, 2024.	8-K	4.1.13	May 7, 2025
4.1.14	Supplemental Indenture No. 14, dated as of February 3, 2025.	8-K	4.1.14	May 7, 2025
4.1.15	Supplemental Indenture No. 15, dated as of February 3, 2025.	8-K	4.1.15	May 7, 2025
4.1.16	Supplemental Indenture No. 16, dated as of April 3, 2025.	8-K	4.1.16	May 7, 2025
4.1.17	Shareholder Protection Rights Agreement, dated as of March 10, 2026, between the Company and Computershare Investor Services, Inc., as Rights Agent, including as Exhibit A the forms of Rights Certificate, Assignment, and Election to Exercise.	8-K	4.1.17	March 10, 2026
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (formatted as Inline XBRL and contained in Exhibit 101).
*     Management contract or compensatory plan or arrangement.
x     Filed herewith
xx     Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

STARZ ENTERTAINMENT CORP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2026.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer