Form 10-Q
period 2026-06-30
STARZ ENTERTAINMENT CORP /CN/
filed 2026-08-07
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 15, 2026, 17,124,171 of the registrant’s common shares were outstanding.

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

STARZ ENTERTAINMENT CORP.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$59.6	$35.7
Accounts receivable, net, including other receivables of $17.5 million and $9.9 million as of June 30, 2026 and December 31, 2025, respectively.	80.4	84.4
Prepaid expenses and other	10.6	12.1
Total current assets	150.6	132.2
Programming content, net	866.0	993.8
Property and equipment, net	47.8	49.1
Intangible assets, net	566.1	690.9
Other assets	41.3	47.2
Total assets	$1,671.8	$1,913.2
LIABILITIES
Current portion of debt	$15.0	$7.5
Accounts payable	60.8	60.0
Programming related payables	212.9	255.2
Other accrued liabilities	120.9	49.1
Residuals	22.2	27.1
Programming related obligations	110.8	87.7
Deferred revenue	53.4	52.8
Total current liabilities	596.0	539.4
Debt	600.1	605.8
Programming related obligations	6.8	41.4
Other liabilities	170.0	72.7
Deferred tax liabilities	3.0	7.9
Total liabilities	1,375.9	1,267.2

Contingencies (Note 15)

EQUITY
Common shares, no par value, unlimited authorized, 16.8 million and 16.7 million shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	737.3	735.1
Accumulated other comprehensive income	21.4	19.4
Accumulated deficit	(462.8)	(108.5)
Total equity	295.9	646.0
Total liabilities and equity	$1,671.8	$1,913.2
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Amounts in millions, except per share amounts)
Revenue
OTT revenue	$221.3	$221.1	$432.4	$446.6
Linear and other revenue	86.6	98.6	182.4	203.7
Total revenue	307.9	319.7	614.8	650.3
Operating expenses:
Programming amortization	114.1	162.5	252.4	280.9
Other operating	40.5	36.5	74.8	75.2
Advertising and marketing	70.3	63.4	120.7	122.3
General and administrative	40.0	29.1	69.1	54.5
Depreciation and amortization	67.3	48.7	135.8	96.8
Restructuring and other	151.2	6.4	290.3	189.8
Total expenses	483.4	346.6	943.1	819.5
Operating loss	(175.5)	(26.9)	(328.3)	(169.2)
Interest expense	(13.6)	(13.2)	(27.5)	(24.1)
Interest and other income	0.5	—	0.9	1.7
Other expense	(2.0)	(2.5)	(3.8)	(4.3)
Loss on extinguishment of debt	—	—	—	(0.7)
Loss from continuing operations	(190.6)	(42.6)	(358.7)	(196.6)
Income tax benefit	1.2	0.1	4.4	0.1
Net loss from continuing operations	(189.4)	(42.5)	(354.3)	(196.5)
Net income from discontinued operations, net of income taxes	—	—	—	1.0
Net loss	$(189.4)	$(42.5)	$(354.3)	$(195.5)

Per share information attributable to Starz Entertainment Corp. shareholders:

Basic and diluted net loss per common share - continuing operations	$(11.27)	$(2.54)	$(21.12)	$(11.75)
Basic and diluted net income per common share - discontinued operations	—	—	—	0.06
Basic and diluted net loss per common share	$(11.27)	$(2.54)	$(21.12)	$(11.69)

Weighted average number of common shares outstanding:
Basic	16.8	16.7	16.8	16.7
Diluted	16.8	16.7	16.8	16.7
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Amounts in millions)
Net loss from continuing operations	$(189.4)	$(42.5)	$(354.3)	$(196.5)
Net unrealized gain on cash flow hedges, net of tax	0.9	—	2.0	—
Comprehensive loss from continuing operations, net of tax	(188.5)	(42.5)	(352.3)	(196.5)
Net income from discontinued operations	—	—	—	1.0
Comprehensive loss	$(188.5)	$(42.5)	$(352.3)	$(195.5)
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Starz Common Shares		Accumulated Deficit	Parent(1) Net Investment	Accumulated Other Comprehensive Income	Total Equity
	Number	Amount
	(Amounts in millions)
Balance as of December 31, 2024	—	$—	$—	$892.1	$19.2	$911.3
Net loss	—	—	—	(153.0)	—	(153.0)
Net transfers from Parent	—	—	—	8.1	—	8.1
Balance as of March 31, 2025	—	$—	$—	$747.2	$19.2	$766.4
Distribution from Old Lionsgate upon Separation	—	—	—	0.1		0.1
Net loss prior to Separation	—	—	—	(7.3)	—	(7.3)
Issuance of Starz common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and Separation from Old Lionsgate	16.7	740.0	—	(740.0)	—	—
Net loss after Separation	—	—	(35.2)	—	—	(35.2)
Share-based compensation after Separation	—	5.9	—	—	—	5.9
Share-based liability for modified July Vesting awards	—	(17.6)	—	—	—	(17.6)
Balance at June 30, 2025	16.7	$728.3	$(35.2)	$—	$19.2	$712.3

Balance as of December 31, 2025	16.7	$735.1	$(108.5)	$—	$19.4	$646.0
Net loss	—	—	(164.9)	—	—	(164.9)
Share-based compensation	0.1	3.2	—	—	—	3.2
Reclassification of unvested pre-spin award expense from equity to liability	—	(6.7)	—	—	—	(6.7)
Other comprehensive gain	—	—	—	—	1.1	1.1
Balance as of March 31, 2026	16.8	$731.6	$(273.4)	$—	$20.5	$478.7
Net loss			(189.4)			(189.4)
Share-based compensation	—	5.3				5.3
Exercise of stock options	—	0.4				0.4
Other comprehensive gain					0.9	0.9
Balance as of June 30, 2026	16.8	$737.3	$(462.8)	$—	$21.4	$295.9
__________________________________
(1)    Unless otherwise indicated or as the context requires, references to the “Parent” refer to Lions Gate Entertainment Corp., prior to the Separation.
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Operating Activities:
Net loss	$(354.3)	$(195.5)
Less: net income from discontinued operations, net of tax	—	1.0
Net loss from continuing operations, net of tax	(354.3)	(196.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	135.8	96.8
Programming amortization	252.4	280.9
Net content impairment	129.2	167.3
Amortization of debt financing costs and other non-cash interest	2.3	2.0
Share-based compensation	20.2	11.7
Other amortization	4.2	3.5
Loss on extinguishment of debt	—	0.7
Deferred income taxes	—	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	2.6	60.1
Cash paid for programming content(1)	(294.9)	(394.3)
Other assets	2.8	(5.5)
Accounts payable and accrued liabilities	145.4	4.2
Residuals	(1.3)	(0.1)
Deferred revenue	0.6	6.4
Due to LG Studios Business	—	(35.5)
Net cash flows provided by operating activities	45.0	1.9
Investing activities:
Capital expenditures	(9.7)	(10.8)
Deferred purchase price of receivables sold	1.2	0.5
New Lionsgate revolving credit facility – increases	—	455.5
New Lionsgate revolving credit facility – decreases	—	(321.5)
Net cash flows (used in) provided by investing activities	(8.5)	123.7
Financing activities:
Programming related obligations – borrowings	238.2	290.6
Programming related obligations – repayments	(251.0)	(278.7)
Exercise of stock options	0.2	—
Distribution of Exchange Notes to New Lionsgate upon Separation	—	(389.9)
Debt – borrowings, net of debt issuance and redemption costs	—	388.3
Debt repayments	—	(96.5)
Parent net investment	—	(2.0)
Net cash flows used in financing activities	(12.6)	(88.2)
Net change in cash and cash equivalents	23.9	37.4
Cash and cash equivalents – beginning of period	35.7	14.2
Cash and cash equivalents – end of period	$59.6	$51.6
__________________________________
(1)Cash paid for programming content for the six months ended June 30, 2026 includes $157.1 million for the licensing of program rights from the LG Studios Business (as defined below).
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
Separation
On May 6, 2025, Lions Gate Entertainment Corp. (“Old Lionsgate” or “Parent”) completed the separation of its studio operations (the “LG Studios Business”) from its media networks operations (the “Starz Business”) pursuant to an arrangement agreement, resulting in two independent publicly traded companies: Lionsgate Studios Corp. (“New Lionsgate”), which now holds the LG Studios Business, and Starz Entertainment Corp., which now holds the Starz Business (the "Separation"). As part of the distribution, Old Lionsgate shareholders received shares in both companies, and Starz Entertainment Corp. subsequently executed a 15‑for‑1 reverse stock split, such that every fifteen (15) Starz common shares were consolidated into one (1) Starz common share. For accounting purposes under U.S. GAAP, New Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity, and the historical results of the Starz Business prior to the transaction have been prepared on a carve‑out basis.
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
Starz Networks Strategic Content Review
During the three and six months ended June 30, 2026, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
In April 2026, Starz entered into an agreement to terminate certain live-action films under a post pay-one output licensing agreement. As a result, Starz recognized programming contract termination fees, which were recorded within Restructuring and other costs during the three and six months ended June 30, 2026.
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
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our consolidated operations. During the six months ended June 30, 2026, International included our operations in India and Southeast Asia. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Transition Report on Form 10-KT for the nine months ended December 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
Internal-Use Software: In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-06, which modernizes the accounting guidance for internal-use software under ASC 350-40. The update eliminates the previous “project stage” model and introduces a principles-based framework that better aligns with contemporary software development practices. Under the new guidance, entities may begin capitalizing internal-use software costs when two conditions are met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended purpose (the “probable-to-complete” threshold). The ASU also consolidates website development cost guidance into ASC 350-40 and clarifies disclosure requirements for capitalized software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
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
2. Programming Content
The predominant monetization strategy for the Company's programming content (which includes licensed program rights and owned and produced films and television programs) is as a group. Total programming content is as follows:

	June 30, 2026	December 31, 2025
	(Amounts in millions)
Licensed program rights, net of accumulated amortization	$794.7	$941.2

Owned and produced films and television programs:
Released, net of accumulated amortization	4.6	5.1
Complete and not released	45.0	—
In progress	6.9	36.6
In development	14.8	10.9
	71.3	52.6
Programming content, net	$866.0	$993.8
Amortization of programming content is as follows and is included in programming amortization in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Amounts in millions)
Programming amortization expense:
Licensed program rights	$112.3	$161.5	$249.4	$280.2
Owned and produced films and television programs	1.8	1.0	3.0	0.7
	$114.1	$162.5	$252.4	$280.9

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Debt
Debt is summarized as follows:

	June 30, 2026	December 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A	$300.0	$300.0
5.5% Senior Notes	325.1	325.1
Unamortized debt issuance costs	(10.0)	(11.8)
Total debt, net	615.1	613.3
Less current portion of debt(1)	(15.0)	(7.5)
Non-current portion of debt	$600.1	$605.8
_______________
(1)Amount includes the current portion of the $300.0 million senior secured term loan credit facility ("Term Loan A") as of June 30, 2026 and December 31, 2025, respectively.
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
Repayments under the Term Loan A assume a maturity date of December 1, 2028 (135 days prior to the 5.5% Senior Notes maturity date).
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
In addition, the Starz Credit Agreement contains financial covenants requiring the Borrower to maintain (A) a Net Total Leverage Ratio, as of the last day of each fiscal quarter ending on and after (i) June 30, 2025, no greater than 4.50 to 1.00; (ii) March 31, 2026, no greater than 4.25 to 1.00; (iii) March 31, 2027, no greater than 4.00 to 1.00; and (iv) March 31, 2028, no greater than 3.50 to 1.00; (B) a Net First Lien Leverage Ratio (as defined in the Starz Credit Agreement) no greater than 3.00 to 1.00; and (C) an Interest Coverage Ratio (as defined in the Starz Credit Agreement) no less than 2.50 to 1.00. As of June 30, 2026, the Company was in compliance with all applicable covenants.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.5% Senior Notes
Interest: The 5.5% Senior Notes bear interest at 5.5% annually (payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2021).
Maturity Date: April 15, 2029.
Optional Redemption: On or after April 15, 2024, the issuer may redeem the 5.5% Senior Notes in whole at any time, or in part from time to time, at certain specified redemption prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Such redemption prices are as follows (as a percentage of the principal amount redeemed): (i) on or after April 15, 2024 - 102.750%; (ii) on or after April 15, 2025 - 101.375%; and (iii) on or after April 15, 2026 - 100%.
Security. The 5.5% Senior Notes are unsecured obligations of the Company.
Issuer. Starz Capital Holdings LLC, a wholly owned subsidiary of the Company.
Guarantors. The Company and its other subsidiaries are guarantors under the 5.5% Senior Notes.
Covenants. As of June 30, 2026, the issuer was in compliance with all applicable covenants.
4. Programming Related Obligations
Programming related obligations include programming notes, which represent individual unsecured loans for the licensing of film and television programs. As of June 30, 2026, outstanding programming notes had a balance of $62.1 million and had contractual repayment dates ranging from July 2026 through August 2026, and incurred SOFR-based interest at a weighted average rate of 8.1%. There were $87.7 million of programming notes outstanding as of December 31, 2025.
In addition to programming notes, current and non-current Programming related obligations include secured production loans with outstanding balances of $48.7 million due in January 2027 and $6.8 million due in May 2028, in each case as of June 30, 2026. As of December 31, 2025, the production loans had an outstanding balance of $41.4 million and were included in non-current Programming related obligations as they were not current liabilities at that time. The production loans each incurred SOFR-based interest of 6.0%. Production loans represent financing arrangements for individual original series produced by the Company. These loans are secured by collateral consisting of the underlying intellectual property rights (e.g., the related film or television program).

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
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, programming notes, production loans and derivatives:

	June 30, 2026		December 31, 2025
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Liabilities:
Term Loan A	$294.9	$300.0	$293.9	$300.0
5.5% Senior Notes	320.2	294.2	319.4	264.1
Programming Notes	62.1	62.1	87.7	87.7
Production Loans	55.5	55.5	41.4	41.4
Interest rate exchange swaps(2)	1.0	1.0	(0.9)	(0.9)
Foreign currency forward exchange contracts(2)	0.2	0.2	nil	nil
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Represents the fair value measurements of the Company’s derivative instruments, specifically forward exchange contracts and interest rate swaps, as of June 30, 2026. These instruments are classified within the fair value hierarchy in accordance with ASC 820. Refer to Note 12, Derivative Instruments and Hedging Activities, for further detail.
The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, programming related payables, other accrued liabilities and other liabilities. The carrying values of these financial instruments approximated the fair values of these financial instruments as of June 30, 2026 and December 31, 2025. The Company recorded material, non-recurring fair value adjustments of $129.8 million and $167.4 million during the six months ended June 30, 2026 and June 30, 2025, respectively, related to content impairments. Refer to Note 8, Restructuring and other, for further detail.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Capital Stock
Common Shares
The Company has an unlimited number of authorized common shares as of June 30, 2026.
Share-based compensation expense from continuing operations, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Amounts in millions)
Share-based compensation expense:
Other operating expense	$3.4	$0.9	$3.9	$1.7
General and administrative	13.5	4.3	16.2	7.6
Restructuring and other	0.1	2.2	0.1	2.4
	$17.0	$7.4	$20.2	$11.7
Rights Agreement
On March 10, 2026, the Board adopted a Shareholder Protection Rights Agreement and declared a dividend of one right per common share, issued to shareholders of record on March 20, 2026. The rights become exercisable upon the acquisition of 17.5% or more of the Company’s common shares, and generally entitle holders to purchase one common share at an exercise price of $93.00, subject to adjustment. Refer to the Company’s March 10, 2026 Form 8‑K for additional information.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Revenue
Revenue by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Amounts in millions)
Revenue
Starz Networks	$307.9	$319.7	$614.8	$645.9
International(1)	—	—	—	4.4
	$307.9	$319.7	$614.8	$650.3
_____________________
(1)    Includes the operations in India and Southeast Asia for the three and six months ended June 30, 2025.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue included on the balance sheet. Revenue totaling $53.4 million is expected to be recognized in the next twelve months, in relation to performance obligations that are unsatisfied as of June 30, 2026.
Accounts Receivable and Deferred Revenue
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable and deferred revenue. See the accompanying unaudited condensed consolidated balance sheets for accounts receivable and deferred revenue balances at June 30, 2026 and December 31, 2025.
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
Deferred Revenue. Deferred revenue relates primarily to subscribers to the Starz App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period when the Company satisfies the corresponding performance obligation. Deferred revenue consists primarily of customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenue of $11.8 million and $43.4 million was recognized during the three and six months ended June 30, 2026, respectively, related to the balance of deferred revenue at December 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Restructuring and Other
Restructuring and other includes restructuring costs, and certain transaction-related and other expenses. During the three and six months ended June 30, 2026 and June 30, 2025, the Company also incurred certain other unusual charges and benefits. The following table sets forth restructuring and other and these other unusual charges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Amounts in millions)
Contract termination fees(1)	$147.2	$—	$147.2	$—
Content impairments (recoveries)(2)	1.7	(0.3)	129.8	167.4
Transaction and other costs(3)	1.7	4.5	6.8	18.5
Severance(4)	0.5	—	6.4	1.5
Share-based compensation	0.1	2.2	0.1	2.4
	$151.2	$6.4	$290.3	$189.8
_____________________
(1)    In April 2026, Starz entered into an agreement to terminate certain live-action films under a post pay-one output licensing agreement. As a result, Starz recognized programming contract termination fees, which were recorded within Restructuring and other costs during the three and six months ended June 30, 2026. The termination cost is based on an agreed fee schedule which includes a measure of theatrical box office performance. Some of the underlying films have not yet been released theatrically, therefore the liability is an estimate, and the final termination cost may differ.
The reconciliation of the beginning and ending contract termination liability balance showing activity during the year is as follows:

Contract termination liability balance as of January 1, 2026	$—
Accrued contract termination liability(a)	143.9
Contract termination liability accretion	3.3
Contract termination liability balance as of June 30, 2026	$147.2
(a)    The Company measures the present value of its contract liability termination fee using discounted cash flow techniques. This fair value measurement is classified within Level 2 of the fair value hierarchy as it utilizes observable market inputs, including market-based corporate yield curves, estimated timing of expected cash flows, and credit risk assumptions derived from comparable rated debt instruments.
(2)    During the three and six months ended June 30, 2026 and June 30, 2025, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
(3)    Transaction and other costs during the three and six months ended June 30, 2026 and June 30, 2025 reflect costs associated with certain potential strategic transactions, costs associated with certain legal matters, and transaction, integration, and legal costs associated with the Separation.
(4)    Severance costs for the three and six months ended June 30, 2026 and June 30, 2025, represent a reduction in our work force due to cost-saving initiatives and the continued decline in traditional linear services.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Income Taxes
The income tax provision for the six months ended June 30, 2026 was calculated by estimating the Company’s annual effective tax rate (estimated annual tax provision divided by estimated annual income before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. The Starz Business’s U.S. operations and certain of its non-U.S. operations were historically included in the income tax returns of Old Lionsgate or its subsidiaries. For the three months ended June 30, 2025, income taxes were calculated as if the Starz Business filed income tax returns on a standalone basis, including assumptions regarding the allocation of consolidated tax attributes.
The Company’s income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the level and geographic mix of earnings, changes in tax laws and regulations, changes in uncertain tax positions, as well as changes in valuation allowances on deferred tax assets. The Company’s income tax provision for the six months ended June 30, 2026 and June 30, 2025 were impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, net of applicable deferred tax liabilities.
There were no material discrete income tax items or significant changes in uncertain tax positions during the six months ended June 30, 2026.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Net Loss Per Share
Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. For the three and six months ended June 30, 2026 and June 30, 2025, the Company reported a net loss, and therefore all potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti‑dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share.
For the three and six months ended June 30, 2026 and June 30, 2025, the following common shares issuable were excluded from net loss per common share because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Amounts in millions)
Stock options and share appreciation rights (SARs)	1.1	0.8	1.1	0.8
Restricted share units	2.4	2.5	2.4	2.5
Total anti-dilutive shares issuable excluded from diluted net loss per common share	3.5	3.3	3.5	3.3

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
As described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, as of June 30, 2026, the Company has one reportable segment: Starz Networks, which includes our operations in the U.S. and Canada. During the six months ended June 30, 2025, International included operations in India and Southeast Asia. As described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, and effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate.
Segment information is presented in the table below:

	Three Months Ended
	June 30,
	2026	2025
	Starz Networks	Starz Networks
	(Amounts in millions)
Revenue
OTT revenue	$221.3	$221.1
Linear and other revenue	86.6	98.6
Total revenue	307.9	319.7
Operating expenses:
Programming amortization	114.1	162.5
Payroll(1)	35.6	29.7
Advertising and marketing	70.3	63.4
Other(2)	44.9	35.9
Depreciation and amortization	67.3	48.7
Restructuring and other	151.2	6.4
Total expenses	483.4	346.6
Operating loss	(175.5)	(26.9)
Interest expense	(13.6)	(13.2)
Interest and other income	0.5	—
Other expense	(2.0)	(2.5)
Loss from continuing operations before income taxes	(190.6)	(42.6)
Income tax benefit	1.2	0.1
Net loss from continuing operations	$(189.4)	$(42.5)

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,
	2026	2025
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue
OTT revenue	$432.4	$444.6	$2.0	$446.6
Linear and other revenue	182.4	201.3	2.4	203.7
Total revenue	614.8	645.9	4.4	650.3
Operating expenses:
Programming amortization	252.4	278.6	2.3	280.9
Payroll(1)	69.9	60.2	0.6	60.8
Advertising and marketing	120.7	122.1	0.2	122.3
Other(2)	74.0	68.9	—	68.9
Depreciation and amortization	135.8	96.8	—	96.8
Restructuring and other	290.3	183.1	6.7	189.8
Total expenses	943.1	809.7	9.8	819.5
Operating loss	(328.3)	(163.8)	(5.4)	(169.2)
Interest expense	(27.5)	(24.1)	—	(24.1)
Interest and other income	0.9	1.7	—	1.7
Other expense	(3.8)	(4.3)	—	(4.3)
Loss on extinguishment of debt	—	(0.7)	—	(0.7)
Loss from continuing operations before income taxes	(358.7)	(191.2)	(5.4)	(196.6)
Income tax benefit	4.4	0.1	—	0.1
Net loss from continuing operations	$(354.3)	$(191.1)	$(5.4)	$(196.5)
______________________________________
(1)    Payroll expense by segment, which includes salaries and employee benefits, is reviewed by the CODM on a quarterly basis.
(2)     Includes total other operating and general and administrative expenses from the accompanying unaudited condensed consolidated statements of operations, less payroll expense per note (1).
The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2026	December 31, 2025
	(Amounts in millions)
Assets
Starz Networks	$1,560.3	$1,818.2
Other unallocated assets(1)	111.5	95.0
	$1,671.8	$1,913.2
_____________________
(1)Other unallocated assets primarily consist of cash and other assets.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by geographic location are as follows:

	June 30, 2026	December 31, 2025
	(Amounts in millions)
Long-lived assets(1)
United States	$952.6	$1,084.6
_____________
(1)Long-lived assets primarily represent programming content, net, property and equipment, net, and right-of-use assets.
12. Derivative Instruments and Hedging Activities
As of June 30, 2026, the Company had outstanding pay-fixed interest rate exchange swaps with a total notional amount of $150.0 million, converting SOFR-based floating-rate debt to fixed-rate obligations. These effective swaps carry fixed interest rates ranging from 3.58% to 3.62%. The Company also had forward foreign exchange contracts outstanding with maturities of less than 24 months, totaling British £6.6 million (equivalent to US$8.9 million), used to hedge foreign currency exposure related to production tax credit receivables. These contracts are designated as cash flow hedges.
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
The following table sets forth a summary of the receivables transferred:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$199.7	$211.4	$397.8	$415.8
Net cash proceeds received from third party purchasers	198.3	209.4	395.0	412.2
Loss recorded related to transfers of receivables	1.4	1.8	2.8	3.4
At June 30, 2026, receivables totaling $133.4 million had been derecognized from the Company’s accompanying unaudited condensed consolidated balance sheets but continued to be serviced by the Company. The comparable amount at December 31, 2025 was $132.9 million.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Assets
The composition of the Company’s other assets is as follows:

	June 30, 2026	December 31, 2025
	(Amounts in millions)
Other non-current assets
Operating lease right-of-use assets	$38.8	$41.7
Debt issuance costs	2.5	3.0
Accounts receivable	—	2.5
	$41.3	$47.2
Other Accrued Liabilities and Other Liabilities
The composition of the Company’s other accrued liabilities (current) and other liabilities (non-current) is as follows:

	June 30, 2026	December 31, 2025
	(Amounts in millions)
Other accrued liabilities (current)
Contract termination liability(1)	$48.0	$—
Employee related liabilities	42.7	23.5
Operating lease liabilities	11.4	11.1
Other accrued expenses and short-term liabilities	18.8	14.5
	$120.9	$49.1
Other liabilities (non-current)
Contract termination liability(1)	$99.2	$—
Operating lease liabilities	43.1	48.3
Programming related payables	23.1	19.7
Other long-term liabilities	4.6	4.7
	$170.0	$72.7
_____________________
(1)Represents contract termination fees accrued in connection with the April 2026 termination of certain live-action films under a post-pay-one output licensing arrangement.
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
Parent Net Investment

Six Months Ended
June 30,
2025
(Amounts in millions)
Cash pooling and general financing activities	$(2.0)
Net transfers from Parent included on unaudited condensed consolidated statements of cash flows	(2.0)
Share-based compensation (including allocation of share-based compensation)	2.9
Other non-cash transfer	7.3
Net transfers from Parent included on unaudited condensed consolidated statements of equity	$8.2

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
Claims and legal proceedings may be brought against the Company without merit, are inherently uncertain, are difficult to predict, and the Company’s view on these matters may change as events unfold. Reasonably possible losses, if any, are not estimable, however, based on our current understanding and evaluation of the relevant facts and circumstances, as of June 30, 2026, the Company is not a party to any pending claims or legal proceedings for which management believes the resolution would have a material adverse effect on the Company’s financial position, results of operations or cash flows, and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.
For additional detail regarding certain legal proceedings in which Starz is involved, Starz provides the following information:
On August 27, 2024, purported holders of 5.5% Senior Notes (prior to the Separation) filed a complaint in New York State court asserting claims for breach of certain contractual provisions and breach of the implied covenant of good faith and fair dealing in connection with the Exchange Transaction and Supplemental Indenture No. 10 to the indenture governing the 5.5% Senior Notes (the “Indenture”). On September 13, 2024, another purported holder sought to intervene as a plaintiff in the same suit asserting nearly identical claims, which intervention was granted on October 11, 2024. The second holder subsequently added additional theories and brought claims against other parties. Starz filed a motion to dismiss the claims. On March 17, 2026, the Court issued a decision on the motion to dismiss, dismissing the majority of the asserted claims and narrowing the case to a single declaratory judgment claim. On June 24, 2026, the parties entered into a global stipulation of discontinuance with prejudice, dismissing all claims asserted in the litigation. The Company recorded an accrual for related obligations in connection with the resolution of this matter. Insurance has reimbursed the Company for substantially all such amounts, and the Company's remaining net exposure is not material to the Company's consolidated financial statements.
The Company is party to certain consolidated arbitration claims arising from alleged violation of the federal Video Privacy Protection Act (the “VPPA”) and analogous state laws relating to the Company’s alleged use of a third-party pixel on the website for its subscription video service. Although the outcome of this consolidated matter cannot be predicted with certainty, management does not presently believe that the resolution of this matter will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Legal proceedings can be expensive and disruptive to normal business operations. Even if Starz is successful in defending against such claims, it may expend significant management time and attention and funds to defend against such claims.
The Company is involved in other legal proceedings not described herein; however, it does not presently consider that any such matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the proceedings unfold.
16. Subsequent Events
There were no subsequent events that occurred after June 30, 2026, through the date of this filing that would require disclosure in the unaudited condensed consolidated financial statements.

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
Starz Networks Strategic Content Review
During the three and six months ended June 30, 2026, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
In April 2026, Starz entered into an agreement to terminate certain live-action films under a post pay-one output licensing agreement. As a result, Starz recognized programming contract termination fees, which were recorded within Restructuring and other costs during the three and six months ended June 30, 2026.
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
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our consolidated operations. During the six months ended June 30, 2026, International included our operations in India and Southeast Asia. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
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
Components of Results of Operations
Revenue
We earn our revenue from the distribution of the STARZ branded premium subscription video services through OTT streaming platforms and distributors, on a direct-to-consumer basis through the Starz App and through MVPDs, including cable operators, satellite television providers and telecommunications companies.
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

STARZ ENTERTAINMENT CORP.
Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, related to the exhibition or other exploitation of certain owned and licensed content.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We describe our significant accounting policies in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, to the Company's Financial Statements included in our Form 10-KT. There have been no significant changes in our significant accounting policies since December 31, 2025.
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

STARZ ENTERTAINMENT CORP.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2026 and June 30, 2025.

	Three Months Ended
	June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$221.3	$221.1	$0.2	0.1%
Linear and other revenue	86.6	98.6	(12.0)	(12.2)%
Total revenue	307.9	319.7	(11.8)	(3.7)%
Expenses:
Programming amortization	114.1	162.5	(48.4)	(29.8)%
Other operating	40.5	36.5	4.0	11.0%
Advertising and marketing	70.3	63.4	6.9	10.9%
General and administrative	40.0	29.1	10.9	37.5%
Depreciation and amortization	67.3	48.7	18.6	38.2%
Restructuring and other	151.2	6.4	144.8	2,262.5%
Total expenses	483.4	346.6	136.8	39.5%
Operating loss	(175.5)	(26.9)	(148.6)	552.4%
Interest expense	(13.6)	(13.2)	(0.4)	3.0%
Interest and other income	0.5	—	0.5	nm
Other expense	(2.0)	(2.5)	0.5	(20.0)%
Loss on extinguishment of debt	—	—	—	nm
Loss from continuing operations	(190.6)	(42.6)	(148.0)	347.4%
Income tax benefit	1.2	0.1	1.1	nm
Net loss	$(189.4)	$(42.5)	$(146.9)	345.6%
_______________________
Revenue. Consolidated revenue decreased $11.8 million. The decrease primarily reflects declines in revenue of $13.2 million resulting from the continued decline in traditional linear households, partially offset by an increase in distribution and other revenue of $1.1 million related to the recognition of revenue resulting from the change in our Canadian operations to a content licensing relationship. OTT revenue increased $3.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, but was partially offset by a decrease of $3.3 million resulting from the change in our Canadian operations to a content licensing relationship.
During the three months ended June 30, 2026 and the three months ended June 30, 2025, the following original series premiered on STARZ:

Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
Title	Premiere Date	Title	Premiere Date
Amadeus Season 1	May 8, 2026	Black Mafia Family Season 4	June 6, 2025
Power Book III: Kanan Season 5	June 12, 2026
The Listeners Season 1	June 12, 2026

STARZ ENTERTAINMENT CORP.
Programming Amortization. The level of programming amortization for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during such period, therefore programming amortization generally increases in periods with more new original series and first-run theatrical movie premieres and decreases in periods with fewer original series and first-run theatrical movie premieres.

	Three Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$114.1	37.1%	$162.5	50.8%	$(48.4)	(29.8)%
_______________________
During the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, programming amortization expense decreased primarily due to fewer premiers of output titles due to the termination of certain live-action films under a post pay-one output licensing agreement in April 2026 and the timing of lower cost original series airing on the Starz Platform.
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
Other Operating Expenses. Other operating expenses and share-based compensation expense were as follows for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$37.1	12.0%	$35.6	11.1%	$1.5	4.2%
Share-based compensation expense	3.4	nm	0.9	nm	2.5	nm
	$40.5	13.2%	$36.5	11.4%	$4.0	11.0%
_______________________
Starz Networks other operating expenses increased $4.0 million during the three months ended June 30, 2026 primarily due to increases in operating employee related expenses. The increase in share-based compensation expense was driven by a higher STRZ share price during the quarter, which increased the value of certain equity awards and the related compensation expense recognized.

STARZ ENTERTAINMENT CORP.
Advertising and Marketing Expenses. Advertising and marketing expenses were as follows for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$70.3	22.8%	$63.4	19.8%	$6.9	10.9%
_______________________
Advertising and marketing expenses increased during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to higher marketing spend related to timing of originals premieres.
General and Administrative Expenses. General and administrative expenses and share-based compensation expense were as follows for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$26.5	8.6%	$24.8	7.8%	$1.7	6.9%
Share-based compensation expense	13.5	n/a	4.3	n/a	9.2	214.0%
	$40.0	13.0%	$29.1	9.1%	$10.9	37.5%
_______________________
During the three months ended June 30, 2026, Starz Networks' general and administrative expenses increased $1.7 million as compared to the three months ended June 30, 2025, primarily due to an increase in employee related costs, partially offset by a decrease in professional services. The increase in share-based compensation expense was driven by a higher STRZ share price during the quarter, which increased the value of certain equity awards and the related compensation expense recognized
The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$3.4	$0.9
General and administrative	13.5	4.3
Restructuring and other	0.1	2.2
	$17.0	$7.4
Depreciation and Amortization Expense. Depreciation and amortization of $67.3 million for the three months ended June 30, 2026 increased $18.6 million from $48.7 million during the three months ended June 30, 2025, due primarily to our Starz Traditional Affiliate customer relationship finite-lived intangible asset, which is amortized based on estimated total revenue expected to be generated from the underlying affiliation agreements over its remaining useful life. During the three months ended March 31, 2026, the Company reduced the life of the Starz Traditional Affiliate customer relationship finite-lived intangible asset from 14 years to 12 years, based on the continued decline in linear revenue resulting in higher amortization expense during the three months ended June 30, 2026.

STARZ ENTERTAINMENT CORP.
Restructuring and Other. Restructuring and other increased $144.8 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and includes restructuring costs, certain transaction-related and other expenses, and unusual charges or benefits, as applicable. The increase is primarily the result of contract termination fees incurred during the three months ended June 30, 2026. Refer to Note 8, Restructuring and other, for further details.

	Three Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Restructuring and other
Contract termination fees(1)	$147.2	$—
Content impairments (recoveries)(2)	1.7	(0.3)
Transaction and other costs(3)	1.7	4.5
Severance(4)	0.5	—
Share-based compensation	0.1	2.2
	$151.2	$6.4
_______________________
(1)    In April 2026, Starz entered into an agreement to terminate certain live-action films under a post pay-one output licensing agreement. As a result, Starz recognized programming contract termination fees, which were recorded within Restructuring and other costs during the three months ended June 30, 2026.
(2)    During the three months ended June 30, 2026 and June 30, 2025, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
(3)    Transaction and other costs during the three months ended June 30, 2026 and June 30, 2025 reflect costs associated with certain potential strategic transactions, costs associated with certain legal matters, and transaction, integration, and legal costs associated with the Separation.
(4)    Severance costs for the three months ended June 30, 2026, represent a reduction in our work force due to cost-saving initiatives and the continued decline in traditional linear services.
Interest Expense. Interest expense of $13.6 million during the three months ended June 30, 2026 increased $0.4 million from the three months ended June 30, 2025 due primarily to an increase in our programming related obligations.
Interest and Other Income. Interest and other income of $0.5 million for the three months ended June 30, 2026 increased by $0.5 million compared to interest and other income of nil for the three months ended June 30, 2025, due to increased cash held in interest-bearing operating bank accounts during the three months ended June 30, 2026.
Other Expense. Other expense of $2.0 million for the three months ended June 30, 2026 decreased by $0.5 million compared to other expense of $2.5 million for the three months ended June 30, 2025, which primarily represents the loss recorded related to our monetization of accounts receivable program. See Note 13, Additional Financial Information, to our consolidated financial statements for further details.
Income Tax Benefit. We had an income tax benefit of $1.2 million for the three months ended June 30, 2026, compared to an income tax benefit of $0.1 million for the three months ended June 30, 2025. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets.
Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended June 30, 2026 was $189.4 million. This compares to net loss from continuing operations for the three months ended June 30, 2025 of $42.5 million.

STARZ ENTERTAINMENT CORP.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended June 30, 2026 and June 30, 2025.

	Six Months Ended
	June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$432.4	$446.6	$(14.2)	(3.2)%
Linear and other revenue	182.4	203.7	(21.3)	(10.5)%
Total revenue	614.8	650.3	(35.5)	(5.5)%
Expenses:
Programming amortization	252.4	280.9	(28.5)	(10.1)%
Other operating	74.8	75.2	(0.4)	(0.5)%
Advertising and marketing	120.7	122.3	(1.6)	(1.3)%
General and administrative	69.1	54.5	14.6	26.8%
Depreciation and amortization	135.8	96.8	39.0	40.3%
Restructuring and other	290.3	189.8	100.5	53.0%
Total expenses	943.1	819.5	123.6	15.1%
Operating loss	(328.3)	(169.2)	(159.1)	94.0%
Interest expense	(27.5)	(24.1)	(3.4)	14.1%
Interest and other income	0.9	1.7	(0.8)	(47.1)%
Other expense	(3.8)	(4.3)	0.5	(11.6)%
Loss on extinguishment of debt	—	(0.7)	0.7	nm
Loss from continuing operations	(358.7)	(196.6)	(162.1)	82.5%
Income tax benefit	4.4	0.1	4.3	nm
Net loss	$(354.3)	$(196.5)	$(157.8)	80.3%
_______________________
Revenue. Revenue by segment was as follows for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
Starz Networks	$614.8	$645.9	$(31.1)	(4.8)%
International	—	4.4	(4.4)	nm
	$614.8	$650.3	$(35.5)	(5.5)%
Consolidated revenue decreased $35.5 million. The decrease in Starz Networks revenue reflects declines of $28.3 million from traditional linear services and $14.2 million from OTT services. These decreases were driven by the continued decline in traditional linear revenue due to lower linear households and a higher mix of discounting on OTT services, including multi-month payment plans. OTT revenue also declined $6.3 million from the prior period due to the change in our Canadian operations to a content licensing relationship resulting in no Canadian OTT revenue in the current period.

STARZ ENTERTAINMENT CORP.
During the six months ended June 30, 2026 and the six months ended June 30, 2025, the following original series premiered on STARZ:

Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Title	Premiere Date	Title	Premiere Date
First Quarter:
BMF Documentary Season 2	January 16, 2026	Couple Next Door Season 1	January 17, 2025
The Nowhere Man Season 1	January 16, 2026	Power Book III: Raising Kanan Season 4	March 7, 2025
Outlander Season 8	March 6, 2026
Second Quarter:
Amadeus Season 1	May 8, 2026	Black Mafia Family Season 4	June 6, 2025
Power Book III: Kanan Season 5	June 12, 2026
The Listeners Season 1	June 12, 2026
Programming Amortization. The level of programming amortization for Starz Networks can fluctuate from period to period depending on the number of new original series and first-run output theatrical movies premiering on the network during such period. Therefore, programming amortization generally increases in periods where increased new original series and first-run theatrical movies premiere and decreases in periods where fewer original series and first-run theatrical movies premiere.

	Six Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$252.4	41.1%	$278.6	43.1%	$(26.2)	(9.4)%
International	—	nm	2.3	52.3%	(2.3)	nm
	$252.4	41.1%	$280.9	43.2%	$(28.5)	(10.1)%
_______________________
During the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, Starz Networks' programming amortization expense decreased primarily due to fewer output titles due to the termination of certain live-action films under a post pay-one output licensing agreement in April 2026, partially offset by the timing, and higher number, of original series airing on the Starz Platform.
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

STARZ ENTERTAINMENT CORP.
Other Operating Expenses. Other operating expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$70.9	11.5%	$73.5	11.4%	$(2.6)	(3.5)%
Share-based compensation expense	3.9	nm	1.7	nm	2.2	129.4%
	$74.8	12.2%	$75.2	11.6%	$(0.4)	(0.5)%
_______________________
Starz Networks' other operating expenses decreased by $2.6 million during the six months ended June 30, 2026, resulting from a decrease in residuals offset by an increase in operating employee related expenses The increase in share-based compensation expense was driven by a higher STRZ share price during the period, which increased the value of certain employee equity awards and the related compensation expense recognized.
Advertising and Marketing Expenses. Advertising and marketing expenses by segment were as follows for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$120.7	19.6%	$122.0	18.9%	$(1.3)	(1.1)%
International	—	nm	0.3	6.8%	(0.3)	nm
	$120.7	19.6%	$122.3	18.9%	$(1.6)	(1.3)%
_______________________
Starz Networks' advertising and marketing expenses decreased during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lower originals marketing spend. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.

STARZ ENTERTAINMENT CORP.
General and Administrative Expenses. General and administrative expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$52.9	8.6%	$46.5	7.2%	$6.4	13.8%
International	—	nm	0.4	9.1%	(0.4)	nm
Share-based compensation expense	16.2	nm	7.6	nm	8.6	113.2%
	$69.1	13.0%	$54.5	8.4%	$14.6	26.8%
_______________________
During the six months ended June 30, 2026, Starz Networks' general and administrative expenses increased $6.4 million as compared to the six months ended June 30, 2025, primarily due to an increase in employee related costs and professional services. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025. The increase in share-based compensation expense was driven by a higher STRZ share price during the period, which increased the value of certain employee equity awards and the related compensation expense recognized.
The following table presents share-based compensation expense by financial statement line item:

	Six Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$3.9	$1.7
General and administrative	16.2	7.6
Restructuring and other	0.1	2.4
	$20.2	$11.7
Depreciation and Amortization Expense. Depreciation and amortization of $135.8 million for the six months ended June 30, 2026 increased $39.0 million from $96.8 million in the six months ended June 30, 2025, due primarily to our Starz Traditional Affiliate customer relationship finite-lived intangible asset, which is amortized based on estimated total revenue expected to be generated from the underlying affiliation agreements over its remaining useful life. During the three months ended March 31, 2026, the Company reduced the life of the Starz Traditional Affiliate customer relationship finite-lived intangible asset from 14 years to 12 years, based on the continued decline in linear revenue resulting in higher amortization expense during the six months ended June 30, 2026.

STARZ ENTERTAINMENT CORP.
Restructuring and Other. Restructuring and other increased $100.5 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, and includes restructuring costs, certain transaction-related and other expenses, and unusual charges or benefits, as applicable. The increase is primarily the result of the rationalization of the content portfolio and the termination of certain live-action films under a post pay-one output licensing agreement discussed below, partially offset by lower legal and other costs incurred related to transaction-related expenses as compared to the prior year quarter. Refer to Note 8, Restructuring and other, for further details.

	Six Months Ended
	June 30,
	2026	2025
	(Amounts in millions)
Restructuring and other
Contract termination fees(1)	$147.2	$—
Content impairments(2)	129.8	167.4
Transaction and other costs(3)	6.8	18.5
Severance(4)	6.4	1.5
Share-based compensation	0.1	2.4
	$290.3	$189.8
_______________________
(1)    In April 2026, Starz entered into an agreement to terminate certain live-action films under a post pay-one output licensing agreement. As a result, Starz recognized programming contract termination fees, which were recorded within Restructuring and other costs during the six months ended June 30, 2026.
(2)    During the six months ended June 30, 2026 and June 30, 2025, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
(3)    Transaction and other costs during the six months ended June 30, 2026 and June 30, 2025 reflect costs associated with certain potential strategic transactions, costs associated with certain legal matters, and transaction, integration, and legal costs associated with the Separation.
(4)    Severance costs for the six months ended June 30, 2026 and June 30, 2025, represent a reduction in our work force due to cost-saving initiatives and the continued decline in traditional linear services.
Interest Expense. Interest expense of $27.5 million during the six months ended June 30, 2026 increased $3.4 million from the six months ended June 30, 2025 due primarily to an increase in our programming related obligations.
Interest and Other Income. Interest and other income of $0.9 million during the six months ended June 30, 2026 decreased by $0.8 million compared to interest and other income of $1.7 million for the six months ended June 30, 2025, which was related to guarantee fees from Old Lionsgate received during the six months ended June 30, 2025.
Other Expense. Other expense of $3.8 million during the six months ended June 30, 2026 decreased by $0.5 million compared to other expense of $4.3 million for the six months ended June 30, 2025, which primarily represents the loss recorded related to our monetization of accounts receivable program. See Note 13, Additional Financial Information, to our consolidated financial statements for further details.
Income Tax Benefit. We had an income tax benefit of $4.4 million during the six months ended June 30, 2026, compared to an income tax benefit of $0.1 million for the six months ended June 30, 2025. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets.
Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended June 30, 2026 was $354.3 million. This compares to net loss from continuing operations for the six months ended June 30, 2025 of $196.5 million.

STARZ ENTERTAINMENT CORP.
Non-GAAP Measure
Adjusted OIBDA
Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted for share-based compensation, restructuring and other costs, and unusual gains or losses, (such as goodwill and intangible asset impairment), when applicable.
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
The following table sets forth Adjusted OIBDA by segment:

	Three Months Ended
	June 30,
	2026	2025
	Starz Networks
	(Amounts in millions)
Revenue	$307.9	$319.7
Programming amortization	(114.1)	(162.5)
Other operating	(37.1)	(35.6)
Advertising and marketing	(70.3)	(63.4)
General and administrative	(26.5)	(24.8)
Adjusted OIBDA(1)	$59.9	$33.4

STARZ ENTERTAINMENT CORP.

	Six Months Ended
	June 30, 2026	June 30, 2025
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$614.8	$645.9	$4.4	$650.3
Programming amortization	(252.4)	(278.5)	(2.4)	(280.9)
Other operating	(70.9)	(73.4)	—	(73.4)
Advertising and marketing	(120.7)	(122.1)	(0.2)	(122.3)
General and administrative	(52.9)	(46.4)	(0.6)	(47.0)
Adjusted OIBDA(2)	$117.9	$125.5	$1.2	$126.7
_______________________
(1)    Share-based compensation expense excluded from Adjusted OIBDA for the three months ended June 30, 2026 and June 30, 2025 includes $3.4 million and $0.9 million, respectively, in other operating expenses, and $13.5 million and $4.3 million, respectively, in general and administrative expenses. Refer to Note 6, Capital Stock, for further details.
Starz Networks Adjusted OIBDA of $59.9 million for the three months ended June 30, 2026, increased by $26.5 million from the three months ended June 30, 2025. Such increase was primarily due to lower programming amortization expense which was offset by lower revenue and increases in other operating expenses, advertising and marketing expenses and general and administrative expenses.
(2)     Share-based compensation expense excluded from Adjusted OIBDA for the six months ended June 30, 2026 and June 30, 2025 includes $3.9 million and $1.7 million, respectively, in other operating expenses, and $16.2 million and $7.6 million, respectively, in general and administrative expenses. Refer to Note 6, Capital Stock, for further details.
Starz Networks Adjusted OIBDA of $117.9 million for the six months ended June 30, 2026, decreased by $7.6 million from the six months ended June 30, 2025. Such decrease was primarily due to lower revenue and increased general and administrative expenses offset by lower programming amortization expense, other operating expenses, and advertising and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital resources for the three and six months ended June 30, 2026 were provided principally through cash generated from operations, our $150 million revolving credit facility, programming related obligations, and the monetization of trade accounts receivable as discussed below.
As of June 30, 2026 and June 30, 2025, we had cash and cash equivalents of $59.6 million and $51.6 million, respectively.
Credit Agreement and Existing Notes
As of June 30, 2026, we had $300.0 million and $325.1 million, respectively, outstanding under our new Term Loan A and 5.5% Senior Notes due 2029. No amounts were outstanding under our $150.0 million revolving credit facility. Refer to Note 3, Debt, for a discussion of our corporate debt.
Programming Related Obligations
We utilize programming related obligations to fund certain of our film and television productions or licenses during production through the time the program airs on the Starz Platform. Our programming related obligations include unsecured programming notes and secured production loans. Programming notes and production loans represent individual loans for the license or production of certain of our original series. The Company had $62.1 million of programming notes outstanding which are included in current programming related obligations with repayment dates from July 2026 through August 2026. As of June 30, 2026, current and non-current programming related obligations include secured production loans with outstanding balances of $48.7 million due in January 2027 and $6.8 million due in May 2028.

STARZ ENTERTAINMENT CORP.
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
Under the Starz Networks Strategic Content Review and International Restructuring, the liability associated with the future cash outlay less estimated recoveries for contractual commitments related to programming content restructuring charges and contract termination fees recorded through June 30, 2026 is estimated to be approximately $205.0 million. During the six months ended June 30, 2026, we paid $61.9 million of this programming content restructuring liability. See, Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for further details.
We currently believe that cash flow from operations, cash on hand, availability under our $150 million senior secured revolving credit facility which is undrawn at June 30, 2026, monetization of trade accounts receivable and available programming related obligations will be adequate to meet known operational cash and debt service requirements (i.e. principal and interest payments) for the next twelve months and beyond, including the funding of programming content which includes amounts under our originals licensing and production agreements, theatrical output and library agreements and remaining impairment charges. We monitor our cash flow, liquidity, availability, capital base, content spending, capital expenditures, debt service and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investments in programming content in the short-term and long-term through our cash flow from operations, the monetization of trade accounts receivable, borrowings from our $150.0 million revolving credit facility which is undrawn at June 30, 2026, and available programming related obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, and/or equity or debt financing. If additional financing beyond our existing sources cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and debt ratings assigned by independent rating agencies. Additionally, circumstances such as the war in the Middle East and other global events have from time to time caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of assets and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Material Cash Requirements from Known Contractual Obligations and Commitments
The following table sets forth our significant contractual and other obligations as of June 30, 2026 and the estimated timing of payment:

STARZ ENTERTAINMENT CORP.

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of June 30, 2026 (on-balance sheet arrangements) (1)
Term Loan A	$300.0	$15.0	$285.0
5.5% Senior Notes	325.1	—	325.1
Programming related obligations(2)	117.6	110.8	6.8
Programming related payables(3)	236.0	212.9	23.1
Contract termination liability(4)	147.2	48.0	99.2
Operating lease obligations	54.5	11.4	43.1
	$1,180.4	$398.1	$782.3
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Programming related payables commitments(5)	$184.8	$155.7	$29.1
Interest payments(6)	132.3	39.9	92.4
Other contractual obligations(7)	50.5	45.6	4.9
Contract termination liability accretion	26.1	15.4	10.7
	393.7	256.6	137.1
Total future repayment of debt and other commitments under contractual obligations	$1,574.1	$654.7	$919.4
___________________
(1)Refer to Note 3, Debt, for further information on our corporate debt and financing transactions following the completion of the Separation. Refer to Note 4, Programming Related Obligations, for further information on programming related obligations.
(2)Programming related obligations include outstanding programming notes with a balance of $62.1 million to be repaid from July 2026 through August 2026, and secured production loans with an outstanding total balance of $55.5 million, due in January 2027 and May 2028. Refer to Note 4, Programming Related Obligations, for further information on programming related obligations.
(3)Programming related payables at June 30, 2026 include $41.4 million of restructuring related content liabilities.
(4)The contract termination liability reflects termination fees payable in connection with our agreement to terminate certain live-action films under a post-pay-one output licensing arrangement. The termination cost is based on an agreed fee schedule which includes a measure of theatrical box office performance. Some of the underlying films have not yet been released theatrically, therefore the liability is an estimate and the final termination cost may differ.
(5)Programming related payables commitments include program rights commitments not reflected on the consolidated balance sheets as they do not currently meet the criteria for recognition. Program rights commitments represent contractual commitments under programming license agreements related to third party commitments for our original series in production and films that are not available for exhibition until some future date (see below for further details).
(6)Includes cash interest payments on the Company's corporate debt as of June 30, 2026, including Term Loan A, 5.5% Senior Notes, and operating lease liabilities imputed interest.
(7)Includes contractual obligations related to advertising and marketing spend, executive employment arrangements, and affiliate marketing agreements.
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

STARZ ENTERTAINMENT CORP.
On January 1, 2022, we entered into an exclusive multiyear post pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. The Universal agreement provided us with rights to exhibit these films immediately following their pay-one windows. The programming fees paid by us under this agreement are based on the quantity and domestic theatrical exhibition receipts of qualifying films. In April 2026, Starz entered into an agreement to terminate certain live-action films under this post pay-one output licensing agreement. As a result, Starz recognized a programming contract termination liability, which was recorded in Restructuring and other costs during the three and six months ended June 30, 2026.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue on the balance sheet. As described in Note 5, Fair Value Measurements, to the accompanying financial statements, remaining performance obligations were $53.4 million as of June 30, 2026 and $52.8 million as of December 31, 2025.
Discussion of Operating, Investing, Financing Cash Flows
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Cash and cash equivalents increased by $23.9 million for the six months ended June 30, 2026 and increased by $37.4 million for the six months ended June 30, 2025. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by operating activities for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended
	June 30,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Net cash flows provided by operating activities	$45.0	1.9	$43.1
The increase in cash provided by operating activities in the six months ended June 30, 2026, compared to the six months ended June 30, 2025 is primarily due to lower cash paid for programming content along with the timing of receipts of accounts receivable, and payments of accounts payable, and accrued liabilities. Cash paid for programming content totaled $294.9 million and $394.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
Investing Activities. Cash (used in) provided by investing activities for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended
	June 30,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Capital expenditures	$(9.7)	$(10.8)	$1.1
Deferred purchase price of receivables sold	1.2	0.5	0.7
New Lionsgate revolving credit facility – increases	—	455.5	(455.5)
New Lionsgate revolving credit facility – decreases	—	(321.5)	321.5
Net cash flows (used in) provided by investing activities	$(8.5)	$123.7	$(132.2)
Cash flows used in investing activities for the six months ended June 30, 2026 primarily reflects cash used for capital expenditures. Cash flows provided by investing activities for the six months ended June 30, 2025, primarily reflects cash provided to the LG Studios Business through the Intercompany Revolver partially offset by the cash used for capital expenditures.
Financing Activities. Cash flows used in financing activities for the six months ended June 30, 2026 and June 30, 2025 were as follows:

STARZ ENTERTAINMENT CORP.

	Six Months Ended
	June 30,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Distribution of Exchange Notes to New Lionsgate upon Separation	$—	$(389.9)	$389.9

Debt – borrowings, net of debt issuance and redemption costs	—	388.3	(388.3)
Debt repayments	—	(96.5)	96.5
Net borrowings of debt	—	291.8	(291.8)

Programming related obligations – borrowings	238.2	290.6	(52.4)
Programming related obligations – repayments	(251.0)	(278.7)	27.7
Net (repayments) borrowings from programming related obligations	(12.8)	11.9	(24.7)

Exercise of stock options	0.2	—	0.2

Parent net investment	—	(2.0)	2.0
Net cash flows used in financing activities	$(12.6)	$(88.2)	$75.6
_____________
Cash flows used in financing activities for the six months ended June 30, 2026 reflects $12.8 million in net repayments of our programming related obligations.
Cash flows used in financing activities for the six months ended June 30, 2025 reflects the release of the Company's obligation towards the $389.9 million of Exchange Notes at the date of Separation, net borrowings under the Old Lionsgate Revolving Credit Facility of $291.8 million and from programming related obligations of $11.9 million. In addition, $2.0 million of intercompany activity with Old Lionsgate was reflected as cash flows used in financing activities in the six months ended June 30, 2025.

STARZ ENTERTAINMENT CORP.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency and Interest Rate Risk Management
Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. Our exposure to foreign currency exchange risk is related to transactions in currencies other than the U.S. Dollar. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments may be used in the future to manage our interest rate exposure. We only enter into financial derivative contracts to hedge a specific financial risk.
Interest Rate Risk. Certain of our borrowings, primarily borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same, and our net loss would increase. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and has entered into $150.0 million worth of pay-fixed interest rate exchange swaps to facilitate its interest rate risk management activities. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Refer to Note 12, Derivative Instruments and Hedging Activities, for further details.
Currency Rate Risk. The Company entered into forward foreign exchange contracts in June 2025 to hedge our foreign currency exposures on future programming production costs denominated in British Pounds. These contracts are entered into with a major financial institution as the counterparty. Refer to Note 12, Derivative Instruments and Hedging Activities, for further details.
Our variable interest rate programming notes incur SOFR-based interest at a weighted average rate of approximately 8.1%, and the production loans incur SOFR-based interest of 6.0%.
At June 30, 2026, our Term Loan A had an outstanding carrying value of $294.9 million, with a fair value of $300.0 million, and our 5.5% Senior Notes had an outstanding carrying value of $320.2 million, with a fair value of $294.2 million.
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2026:

		Year Ended December 31,					Fair Value
	2026	2027	2028	2029	Thereafter	Total	June 30, 2026
			(Amounts in millions)
Variable Rates:
Term Loan A	$7.5	$18.0	$274.5	$—	$—	$300.0	$300.0
Average Interest Rate			6.6%
Programming notes	$62.1	$—	$—	$—	$—	$62.1	$62.1
Average Interest Rate	8.1%
Production Loans	$—	$48.7	$6.8	$—	$—	$55.5	$55.5
Average Interest Rate			6.0%
Fixed Rates:
5.5% Senior Notes	$—	$—	$—	$325.1	$—	$325.1	$294.2
Fixed Interest Rate				5.5%

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
As of June 30, 2026, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, Starz is involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, Starz does not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which Starz is currently involved will have a material adverse effect on Starz’s consolidated financial position, results of operations or cash flows. For additional information regarding certain legal proceedings in which Starz is involved, refer to Note 15, Contingencies, for further details.
ITEM 1A. RISK FACTORS.
There were no material changes to the risk factors previously reported in our Annual Report on Form 10-KT for the transition period ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Securities
No common shares were purchased by us during the three months ended June 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
There were no adoptions or terminations of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2026 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”). Nor did any of our directors or officers adopt or terminate a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K for the three months ended June 30, 2026.

STARZ ENTERTAINMENT CORP.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date / Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.2	May 7, 2025
3.1	Articles of Starz Entertainment Corp.	8-K	3.1	May 7, 2025
3.2	Notice of Articles of Starz Entertainment Corp.	8-K	3.2	May 7, 2025
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of June 29, 2021.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of October 31, 2021.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of March 15, 2022.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of July 21, 2022.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of January 12, 2023.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of June 21, 2023.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8	Supplemental Indenture No. 8, dated as of March 29, 2024.	8-K	4.1.8	May 7, 2025
4.1.9	Supplemental Indenture No. 9, dated as of April 23, 2024.	8-K	4.1.9	May 7, 2025
4.1.10	Supplemental Indenture No. 10, dated as of May 8, 2024.	8-K	4.1.10	May 7, 2025
4.1.11	Supplemental Indenture No. 11, dated as of May 13, 2024.	8-K	4.1.11	May 7, 2025
4.1.12	Supplemental Indenture No. 12, dated as of September 25, 2024.	8-K	4.1.12	May 7, 2025
4.1.13	Supplemental Indenture No. 13, dated as of December 31, 2024.	8-K	4.1.13	May 7, 2025
4.1.14	Supplemental Indenture No. 14, dated as of February 3, 2025.	8-K	4.1.14	May 7, 2025
4.1.15	Supplemental Indenture No. 15, dated as of February 3, 2025.	8-K	4.1.15	May 7, 2025
4.1.16	Supplemental Indenture No. 16, dated as of April 3, 2025.	8-K	4.1.16	May 7, 2025
4.1.17	Shareholder Protection Rights Agreement, dated as of March 10, 2026, between the Company and Computershare Investor Services, Inc., as Rights Agent, including as Exhibit A the forms of Rights Certificate, Assignment, and Election to Exercise.	8-K	4.1.17	March 10, 2026
10.1	Separation Letter between Audrey Lee, Starz Entertainment, LLC and Starz Entertainment Corp., dated as of April 15, 2026.	8-K	10.1	April 15, 2026
10.2x	Executive Employment Agreement between Jim Kapenstein and Starz Entertainment Corp., dated as of May 26, 2026.		10.2	August 7, 2026
10.3x	Sign On Bonus Agreement between Jim Kapenstein and Starz Entertainment Corp., dated as of May 26, 2026.		10.3	August 7, 2026
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted as Inline XBRL and contained in Exhibit 101).
*     Management contract or compensatory plan or arrangement.

STARZ ENTERTAINMENT CORP.
x     Filed herewith
xx     Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

STARZ ENTERTAINMENT CORP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2026.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer