Form 10-Q
period 2026-09-30
STARZ ENTERTAINMENT CORP /CN/
filed 2026-10-29
CIK 929351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 28, 2026, 17,258,567 of the registrant’s common shares were outstanding.

STARZ ENTERTAINMENT CORP.

STARZ ENTERTAINMENT CORP.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms "believes," "estimates," "potential," "anticipates," "expects," "intends," "plans," "projects," "forecasts," "may," "will," "could," "would" or "should" or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors found in our Annual Report on Form 10-KT filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 (the "Form 10-KT") as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with our Form 10-KT and the other cautionary statements and information in this report.
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
Unless otherwise indicated or the context requires, all references to the "Company," "Starz," "we," "us," and "our" refer to Starz Entertainment Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries.
All amounts are expressed in U.S. dollars unless otherwise indicated.

STARZ ENTERTAINMENT CORP.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$86.8	$35.7
Accounts receivable, net, including other receivables of $8.3 million and $9.9 million as of September 30, 2026 and December 31, 2025, respectively.	65.9	84.4
Prepaid expenses and other	11.4	12.1
Total current assets	164.1	132.2
Programming content, net	836.5	993.8
Property and equipment, net	47.8	49.1
Intangible assets, net	504.4	690.9
Other assets	41.6	47.2
Total assets	$1,594.4	$1,913.2
LIABILITIES
Current portion of debt	$20.2	$7.5
Accounts payable	68.0	60.0
Programming related payables	149.3	255.2
Other accrued liabilities	133.0	49.1
Residuals	22.7	27.1
Programming related obligations	40.6	87.7
Deferred revenue	59.1	52.8
Total current liabilities	492.9	539.4
Debt	657.5	605.8
Programming related obligations	38.0	41.4
Other liabilities	134.9	72.7
Deferred tax liabilities	2.2	7.9
Total liabilities	1,325.5	1,267.2

Contingencies (Note 15)

EQUITY
Common shares, no par value, unlimited authorized, 17.2 million and 16.7 million shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	743.6	735.1
Accumulated other comprehensive income	22.9	19.4
Accumulated deficit	(497.6)	(108.5)
Total equity	268.9	646.0
Total liabilities and equity	$1,594.4	$1,913.2
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions, except per share amounts)
Revenue
OTT revenue	$226.6	$222.8	$659.0	$669.4
Linear and other revenue	95.8	98.1	278.2	301.8
Total revenue	322.4	320.9	937.2	971.2
Operating expenses:
Programming amortization	141.5	156.8	393.9	437.7
Other operating	37.5	38.8	112.3	114.0
Advertising and marketing	74.2	78.4	194.9	200.7
General and administrative	31.3	28.8	100.4	83.3
Depreciation and amortization	67.4	47.9	203.2	144.7
Restructuring and other	(8.3)	5.0	282.0	194.8
Total expenses	343.6	355.7	1,286.7	1,175.2
Operating loss	(21.2)	(34.8)	(349.5)	(204.0)
Interest expense	(14.0)	(15.8)	(41.5)	(39.9)
Interest and other income	0.1	0.2	1.0	1.9
Other expense	(1.4)	(1.8)	(5.2)	(6.1)
Loss on extinguishment of debt	—	—	—	(0.7)
Loss from continuing operations	(36.5)	(52.2)	(395.2)	(248.8)
Income tax benefit (expense)	1.7	(0.4)	6.1	(0.3)
Net loss from continuing operations	(34.8)	(52.6)	(389.1)	(249.1)
Net income from discontinued operations, net of income taxes	—	—	—	1.0
Net loss	$(34.8)	$(52.6)	$(389.1)	$(248.1)

Per share information attributable to Starz Entertainment Corp. shareholders:
Basic and diluted net loss per common share – continuing operations	$(2.02)	$(3.15)	$(22.98)	$(14.90)
Basic and diluted net income per common share – discontinued operations	—	—	—	0.06
Basic and diluted net loss per common share	$(2.02)	$(3.15)	$(22.98)	$(14.84)

Weighted average number of common shares outstanding:
Basic	17.2	16.7	16.9	16.7
Diluted	17.2	16.7	16.9	16.7
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Net loss from continuing operations	$(34.8)	$(52.6)	$(389.1)	$(249.1)
Net unrealized gain on cash flow hedges, net of tax	1.5	—	3.5	—
Comprehensive loss from continuing operations, net of tax	(33.3)	(52.6)	(385.6)	(249.1)
Net income from discontinued operations	—	—	—	1.0
Comprehensive loss	$(33.3)	$(52.6)	$(385.6)	$(248.1)
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Starz Common Shares		Accumulated Deficit	Parent(1) Net Investment	Accumulated Other Comprehensive Income	Total Equity
	Number	Amount
	(Amounts in millions)
Balance as of December 31, 2024	—	$—	$—	$892.1	$19.2	$911.3
Net loss	—	—	—	(153.0)	—	(153.0)
Net transfers from Parent(1)	—	—	—	8.1	—	8.1
Balance as of March 31, 2025	—	$—	$—	$747.2	$19.2	$766.4
Distribution from Old Lionsgate upon Separation	—	—	—	0.1		0.1
Net loss prior to Separation	—	—	—	(7.3)	—	(7.3)
Issuance of Starz common shares to holders of Old Lionsgate Class A Voting and Class B Non-Voting Common Shares and Separation from Old Lionsgate	16.7	740.0	—	(740.0)	—	—
Net loss after Separation	—	—	(35.2)	—	—	(35.2)
Share-based compensation after Separation	—	5.9	—	—	—	5.9
Share-based liability for modified July Vesting awards	—	(17.6)	—	—	—	(17.6)
Balance at June 30, 2025	16.7	$728.3	$(35.2)	$—	$19.2	$712.3
Net loss	—	—	(52.6)	—	—	(52.6)
Stock-based compensation	—	3.5	—	—	—	3.5
Balance at September 30, 2025	16.7	$731.8	$(87.8)	$—	$19.2	$663.2

Balance as of December 31, 2025	16.7	$735.1	$(108.5)	$—	$19.4	$646.0
Net loss	—	—	(164.9)	—	—	(164.9)
Share-based compensation	0.1	3.2	—	—	—	3.2
Reclassification of unvested pre-spin award expense from equity to liability	—	(6.7)	—	—	—	(6.7)
Other comprehensive gain	—	—	—	—	1.1	1.1
Balance as of March 31, 2026	16.8	$731.6	$(273.4)	$—	$20.5	$478.7
Net loss	—	—	(189.4)	—	—	(189.4)
Share-based compensation	—	5.3	—	—	—	5.3
Exercise of stock options	—	0.4	—	—	—	0.4
Other comprehensive gain	—	—	—	—	0.9	0.9
Balance as of June 30, 2026	16.8	$737.3	$(462.8)	$—	$21.4	$295.9
Net loss			(34.8)			(34.8)
Share-based compensation	—	1.5	—	—	—	1.5
Exercise of stock options	—	0.5	—	—	—	0.5
Vesting of equity awards	0.4	6.3	—	—	—	6.3
Shares withheld for employee taxes upon vesting of equity awards	—	(2.0)	—	—	—	(2.0)
Other comprehensive gain	—	—	—	—	1.5	1.5
Balance as of September 30, 2026	17.2	$743.6	$(497.6)	$—	$22.9	$268.9
__________________________________
(1)    Unless otherwise indicated or as the context requires, references to the "Parent" refer to Lions Gate Entertainment Corp., prior to the Separation.
See accompanying notes.

STARZ ENTERTAINMENT CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Operating Activities:
Net loss	$(389.1)	$(248.1)
Less: net income from discontinued operations, net of tax	—	1.0
Net loss from continuing operations, net of tax	(389.1)	(249.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203.2	144.7
Programming amortization	393.9	437.7
Net content impairment	126.2	167.3
Amortization of debt financing costs and other non-cash interest	3.6	3.1
Share-based compensation	27.3	15.6
Other amortization	6.4	5.8
Loss on extinguishment of debt	—	0.7
Deferred income taxes	—	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	17.1	49.6
Cash paid for programming content(1)	(469.4)	(553.9)
Other assets	(0.4)	(0.2)
Accounts payable and accrued liabilities	139.6	(18.2)
Residuals	(0.8)	(0.1)
Deferred revenue	6.3	8.1
Due to LG Studios Business	—	(35.5)
Net cash flows provided by (used in) operating activities	63.9	(24.2)
Investing activities:
Capital expenditures	(15.5)	(16.0)
Deferred purchase price of receivables sold	1.2	1.2
New Lionsgate revolving credit facility – increases	—	455.5
New Lionsgate revolving credit facility – decreases	—	(321.5)
Net cash flows (used in) provided by investing activities	(14.3)	119.2
Financing activities:
Debt – borrowings, net of debt issuance and redemption costs	232.3	491.3
Debt – repayments	(173.4)	(199.5)
Programming related obligations – borrowings	269.4	412.9
Programming related obligations – repayments	(321.5)	(385.0)
Exercise of stock options	0.8	—
Tax withholding on equity awards	(6.1)	—
Distribution of Exchange Notes to New Lionsgate upon Separation	—	(389.9)
Parent net investment	—	(2.0)
Net cash flows provided by (used in) financing activities	1.5	(72.2)
Net change in cash and cash equivalents	51.1	22.8
Cash and cash equivalents – beginning of period	35.7	14.2
Cash and cash equivalents – end of period	$86.8	$37.0
__________________________________
(1)Cash paid for programming content for the nine months ended September 30, 2025 includes $157.1 million for the licensing of program rights from the LG Studios Business (as defined below).
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
Separation
On May 6, 2025, Lions Gate Entertainment Corp. ("Old Lionsgate" or "Parent") completed the separation of its studio operations (the "LG Studios Business") from its media networks operations (the "Starz Business") pursuant to an arrangement agreement, resulting in two independent publicly traded companies: Lionsgate Studios Corp. ("New Lionsgate"), which now holds the LG Studios Business, and Starz Entertainment Corp., which now holds the Starz Business (the "Separation"). As part of the distribution, Old Lionsgate shareholders received shares in both companies, and Starz Entertainment Corp. subsequently executed a 15‑for‑1 reverse stock split, such that every fifteen (15) Starz common shares were consolidated into one (1) Starz common share. For accounting purposes under U.S. GAAP, New Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity, and the historical results of the Starz Business prior to the transaction have been prepared on a carve‑out basis.
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
Starz Networks Strategic Content Review
During the three and nine months ended September 30, 2026, Starz continued actions initiated in 2025 to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, terminating certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the accompanying financial statements relate to the intangible asset associated with the customer relationships with U.S. MVPDs ("Starz Traditional Affiliates"), which is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset; estimates of future viewership used for the amortization of programming content; the estimated contract termination liability associated with the termination of certain live-action films under a post-pay-one output licensing arrangement, including assumptions regarding expected theatrical box office performance, timing of payments and discount rates; income taxes including the assessment of valuation allowances for deferred tax assets; and impairment assessments for licensed program rights and intangible assets. Actual results could differ from such estimates.
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our consolidated operations. During the nine months ended September 30, 2025, International included our operations in India and Southeast Asia. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Transition Report on Form 10-KT for the nine months ended December 31, 2025.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
Internal-Use Software: In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-06, which modernizes the accounting guidance for internal-use software under ASC 350-40. The update eliminates the previous "project stage" model and introduces a principles-based framework that better aligns with contemporary software development practices. Under the new guidance, entities may begin capitalizing internal-use software costs when two conditions are met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended purpose (the "probable-to-complete" threshold). The ASU also consolidates website development cost guidance into ASC 350-40 and clarifies disclosure requirements for capitalized software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
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

2. Programming Content
The predominant monetization strategy for the Company's programming content (which includes licensed program rights and owned and produced films and television programs) is as a group. Total programming content is as follows:

	September 30, 2026	December 31, 2025
	(Amounts in millions)
Licensed program rights, net of accumulated amortization	$779.1	$941.2

Owned and produced films and television programs:
Released, net of accumulated amortization	23.3	5.1
Complete and not released	—	—
In progress	18.8	36.6
In development	15.3	10.9
	57.4	52.6
Programming content, net	$836.5	$993.8
Amortization of programming content is as follows and is included in programming amortization in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Programming amortization expense:
Licensed program rights	$118.0	$153.4	$367.4	$433.6
Owned and produced films and television programs	23.5	3.4	26.5	4.1
	$141.5	$156.8	$393.9	$437.7

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Debt
Debt is summarized as follows:

	September 30, 2026	December 31, 2025
	(Amounts in millions)
Corporate debt:
Term Loan A(1)	$362.4	$300.0
5.5% Senior Notes	325.1	325.1
Unamortized debt issuance costs	(9.8)	(11.8)
Total debt, net	677.7	613.3
Less current portion of debt(2)	(20.2)	(7.5)
Non-current portion of debt	$657.5	$605.8
_______________
(1)On August 12, 2026, the Company entered into Amendment No. 1 to the Starz Credit Agreement, which increased the aggregate principal amount of the Term Loan A facility from $300.0 million to $367.0 million. During the quarter ended September 30, 2026, the Company made the first scheduled principal repayment of $4.6 million. See "Starz Credit Agreement" below for additional information.
(2)Amount includes the current portion of the outstanding borrowings under the Company's Term Loan A facility, which had an outstanding principal balance of $362.4 million and $300.0 million as of September 30, 2026 and December 31, 2025, respectively.
Repayments under the Term Loan A and 5.5% Senior Notes are as follows and assume a maturity date of December 1, 2028 for Term Loan A (135 days prior to the 5.5% Senior Notes maturity date):

	Year Ended December 31,					Total payments
	2026	2027	2028	2029	2030
	(Amounts in millions)
Principal payments of Term Loan A due as of September 30, 2026:
March 31,	$—	$4.6	$6.4	$—	$—
June 30,	—	4.6	6.4	—	—
September 30,	—	6.4	9.2	—	—
December 31,	4.6	6.4	313.8	—	—
	$4.6	$22.0	$335.8	$—	$—	$362.4

Principal payments of 5.5% Senior Notes due as of September 30, 2026:
April 15, 2029	$—	$—	$—	$325.1	$—	$325.1
Starz Credit Agreement
On May 6, 2025, in connection with the completion of the Separation, Starz entered into a new credit agreement (the "Starz Credit Agreement") with Starz Capital Holdings LLC, as borrower (the "Borrower"), the guarantors referred to therein, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent.
On August 12, 2026, Starz entered into Amendment No. 1 to the Starz Credit Agreement, which increased the commitments under the revolving credit facility by $33.0 million and added a $67.0 million incremental term loan facility having substantially the same terms as the existing term loan facility.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As amended, the Starz Credit Agreement provides for (i) a $367.0 million senior secured term loan credit facility ("Term Loan A") and (ii) a $183.0 million senior secured revolving credit facility. As of September 30, 2026, outstanding borrowings under the Term Loan A facility were $362.4 million. The Starz Credit Agreement and commitments thereunder will mature on the date that is the earlier of five years after the closing date of the facility and 135 days prior to the 5.5% Senior Notes maturity date. Borrowings bear interest at a rate per annum equal to, at the Borrower’s option, either Term SOFR or a base rate, in each case plus an applicable margin initially of 3% for Term SOFR loans and 2% for base rate loans. From and after September 30, 2025, the applicable margin varies based on the Borrower’s Net Total Leverage Ratio (as defined in the Starz Credit Agreement).
Repayments under the Term Loan A assume a maturity date of December 1, 2028 (135 days prior to the 5.5% Senior Notes maturity date).
Starz pays a commitment fee ranging from 0.25% to 0.375% per annum based on the Borrower’s Net Total Leverage Ratio (as defined in the Starz Credit Agreement), in respect of unutilized commitments thereunder.
Borrowings under the Starz Credit Agreement may be used for working capital needs and other general corporate purposes, including the financing of permitted acquisitions and investments.
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
In addition, the Starz Credit Agreement contains financial covenants requiring the Borrower to maintain (A) a Net Total Leverage Ratio, as of the last day of each fiscal quarter ending on and after (i) June 30, 2025, no greater than 4.50 to 1.00; (ii) March 31, 2026, no greater than 4.25 to 1.00; (iii) March 31, 2027, no greater than 4.00 to 1.00; and (iv) March 31, 2028, no greater than 3.50 to 1.00; (B) a Net First Lien Leverage Ratio (as defined in the Starz Credit Agreement) no greater than 3.00 to 1.00; and (C) an Interest Coverage Ratio (as defined in the Starz Credit Agreement) no less than 2.50 to 1.00. As of September 30, 2026, the Company was in compliance with all applicable covenants.
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
Covenants. As of September 30, 2026, the issuer was in compliance with all applicable covenants.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Programming Related Obligations
Programming related obligations primarily consist of programming notes that represent individual unsecured loans for the licensing of the film and television programs and production loans that represent financing arrangements for individual original series produced by the Company.
During the quarter ended September 30, 2026, the Company repaid all outstanding programming notes. Programming notes had an outstanding balance of $87.7 million as of December 31, 2025.
As of September 30, 2026, current and non-current Programming related obligations consisted of secured production loans with outstanding balances of $40.6 million due in January 2027 and $38.0 million due in May 2028. As of December 31, 2025, the production loans had an outstanding balance of $41.4 million and were included in non-current Programming related obligations as they were not current liabilities at that time. The production loans each incurred SOFR-based interest of 6.3%. Production loans are secured by collateral consisting of the underlying intellectual property rights (e.g., the related film or television program).

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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the carrying values and fair values of the Company’s outstanding debt, programming notes, production loans and derivatives:

	September 30, 2026		December 31, 2025
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Assets:
Interest rate exchange swaps(2)	$2.5	$2.5	$—	$—
Liabilities:
Term Loan A	$357.0	$362.4	$293.9	$300.0
5.5% Senior Notes	320.7	277.1	319.4	264.1
Programming Notes	—	—	87.7	87.7
Production Loans	78.6	78.6	41.4	41.4
Interest rate exchange swaps(2)	—	—	0.9	0.9
Foreign currency forward exchange contracts(2)	—	—	nil	nil
________________
(1)The Company measures the fair value of its outstanding debt using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).
(2)Represents the fair value measurements of the Company’s derivative instruments, specifically interest rate swaps, as of September 30, 2026. These instruments are classified within the fair value hierarchy in accordance with ASC 820. Refer to Note 12, Derivative Instruments and Hedging Activities, for further detail.
The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, programming related payables, other accrued liabilities and other liabilities. The carrying values of these financial instruments approximated the fair values of these financial instruments as of September 30, 2026 and December 31, 2025. The Company recorded material, non-recurring fair value adjustments of $126.2 million and $167.4 million during the nine months ended September 30, 2026 and September 30, 2025, respectively, related to content impairments. Refer to Note 8, Restructuring and other, for further detail.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Capital Stock
Common Shares
The Company has an unlimited number of authorized common shares as of September 30, 2026.
Share-based compensation expense from continuing operations, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Share-based compensation expense:
Other operating expense	$1.3	$0.7	$5.2	$2.4
General and administrative	5.0	3.0	21.2	10.6
Restructuring and other	0.8	0.2	0.9	2.6
	$7.1	$3.9	$27.3	$15.6
Rights Agreement
On March 10, 2026, the Board adopted a Shareholder Protection Rights Agreement and declared a dividend of one right per common share, issued to shareholders of record on March 20, 2026. The rights become exercisable upon the acquisition by an acquiring person (as defined in the Shareholder Protection Rights Agreement) of 17.5% or more of the Company’s common shares, and generally entitle holders to purchase one common share at an exercise price of $93.00, subject to adjustment. Refer to the Company’s March 10, 2026 Current Report on Form 8‑K for additional information.

7. Revenue
Revenue by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Revenue
Starz Networks	$322.4	$320.9	$937.2	$966.8
International(1)	—	—	—	4.4
	$322.4	$320.9	$937.2	$971.2
_____________________
(1)    Includes the operations in India and Southeast Asia for the three and nine months ended September 30, 2025.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue included on the balance sheet. Revenue totaling $59.1 million is expected to be recognized in the next twelve months, in relation to performance obligations that are unsatisfied as of September 30, 2026.
Accounts Receivable and Deferred Revenue
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable and deferred revenue. See the accompanying unaudited condensed consolidated balance sheets for accounts receivable and deferred revenue balances at September 30, 2026 and December 31, 2025.
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
Deferred Revenue. Deferred revenue relates primarily to subscribers to the Starz App, who are billed in advance of the start of their monthly or multi-month membership. Revenue is recognized ratably over each applicable membership period when the Company satisfies the corresponding performance obligation. Deferred revenue consists primarily of customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenue of $7.1 million and $50.5 million was recognized during the three and nine months ended September 30, 2026, respectively, related to the balance of deferred revenue at December 31, 2025.

8. Restructuring and Other
Restructuring and other includes restructuring costs, and certain transaction-related and other expenses. During the three and nine months ended September 30, 2026 and September 30, 2025, the Company also incurred certain other unusual charges and benefits. The following table sets forth restructuring and other and these other unusual charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Contract termination fees(1)	$(11.1)	$—	$136.1	$—
Content (recoveries) impairments(2)	(3.6)	—	126.2	167.4
Transaction and other costs(3)	1.2	4.8	8.0	23.3
Severance(4)	4.4	—	10.8	1.5
Share-based compensation(5)	0.8	0.2	0.9	2.6
	$(8.3)	$5.0	$282.0	$194.8
_____________________
(1)    In April 2026, Starz entered into an agreement to terminate certain live-action films under a post-pay-one output licensing agreement. As a result, Starz recognized programming contract termination fees, which were recorded within Restructuring and other costs during the three and nine months ended September 30, 2026. The termination cost is based on an agreed fee schedule which includes a measure of theatrical box office performance. Some of the underlying films have not yet been released theatrically, therefore the liability is an estimate, and the final termination cost may differ.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of the beginning and ending contract termination liability balance showing activity during the year is as follows:

Contract termination liability balance as of January 1, 2026	$—
Accrued contract termination liability(a)	129.3
Contract termination liability accretion	6.8
Payments	(7.5)
Contract termination liability balance as of September 30, 2026	$128.6
(a)    The Company measures the present value of its contract liability termination fee using discounted cash flow techniques. This fair value measurement is classified within Level 2 of the fair value hierarchy as it utilizes observable market inputs, including market-based corporate yield curves, estimated timing of expected cash flows, and credit risk assumptions derived from comparable rated debt instruments. The liability is remeasured each reporting period based on updated assumptions regarding expected cash flows, payment timing, discount rates and credit risk, with the resulting changes reflected above.
During the three months ended September 30, 2026, the Company recorded a reduction to the contract termination liability as a result of changes in estimated termination fees based on updated assumptions, including the expected theatrical box office performance of certain underlying films. The resulting reduction in the estimated liability was recorded within Restructuring and other costs during the period.
(2)    During the nine months ended September 30, 2026 and September 30, 2025, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
Content recoveries during the three months ended September 30, 2026 primarily relate to revisions of estimated license fees for certain programming agreements. As a result of updated assumptions and estimated contractual costs, the Company reduced previously recorded programming liabilities and recognized a recovery during the period.
(3)    Transaction and other costs during the three and nine months ended September 30, 2026 and September 30, 2025 reflect costs associated with certain potential strategic transactions, costs associated with certain legal matters, and transaction, integration, and legal costs associated with the Separation.
(4)    Severance costs for the three and nine months ended September 30, 2026 and September 30, 2025, represent workforce reductions due to cost-saving initiatives and the continued decline in traditional linear services.
(5)     Share-based compensation for the three and nine months ended September 30, 2026 includes the acceleration of vesting for certain equity awards. For the three and nine months ended September 30, 2025, share-based compensation includes a modification of equity awards in connection with the Separation from Lionsgate. In addition, in June 2025, the compensation committee of the Company approved a cash settlement in lieu of share issuance for the restricted share units that vested in July and August 2025.

9. Income Taxes
The income tax provision for the nine months ended September 30, 2026 and following the Separation for the period from May 7, 2025 to September 30, 2025 was calculated by estimating the Company’s annual effective tax rate (estimated annual tax provision divided by estimated annual income or loss before income taxes), and then applying the effective tax rate to income (loss) before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. Prior to the Separation, the Starz Business's U.S. operations and certain of its non-U.S. operations were historically included in the income tax returns of Old Lionsgate or its subsidiaries. Accordingly, for the period from January 1, 2025 to May 6, 2025, income taxes were calculated as if the Starz Business filed income tax returns on a standalone basis, including assumptions regarding the allocation of consolidated tax attributes.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s income tax provision differs from the federal statutory income tax rate applied to income (loss) before taxes due to the level and geographic mix of earnings, changes in tax laws and regulations, changes in uncertain tax positions, as well as changes in valuation allowances on deferred tax assets. The Company’s income tax provision for the 2026 and 2025 periods were impacted by changes in the valuation allowances against certain U.S. and foreign deferred tax assets, net of applicable deferred tax liabilities.
There were no material discrete income tax items or significant changes in uncertain tax positions during the nine months ended September 30, 2026.
On October 13, 2026, the Company received a tax reassessment relating to the previously disclosed examination by the Canada Revenue Agency for the fiscal year ended March 31, 2019, and for the fiscal year ended March 31, 2022, totaling C$156.2 million, or approximately US$111.3 million at current exchange rates. Lionsgate Studios Corp. is required to indemnify the Company for any liability related to this reassessment pursuant to the terms of a May 9, 2024 Tax Matters Agreement. Lionsgate Studios Corp. has informed the Company that it intends to dispute the reassessment with the Canada Revenue Agency.

10. Net Loss Per Share
Basic and diluted net loss per share is calculated based on the weighted average common shares outstanding for the period. For the three and nine months ended September 30, 2026 and September 30, 2025, the Company reported a net loss, and therefore all potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti‑dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share.
For the three and nine months ended September 30, 2026 and September 30, 2025, the following common shares issuable were excluded from net loss per common share because their inclusion would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Stock options and share appreciation rights (SARs)	1.1	1.1	1.1	1.1
Restricted share units	1.6	1.9	1.6	1.9
Total anti-dilutive shares issuable excluded from diluted net loss per common share	2.7	3.0	2.7	3.0

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
As described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, as of September 30, 2026, the Company has one reportable segment: Starz Networks, which includes our operations in the U.S. and Canada. During the nine months ended September 30, 2025, International included operations in India and Southeast Asia. As described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, and effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment information is presented in the table below:

	Three Months Ended
	September 30,
	2026	2025
	Starz Networks	Starz Networks
	(Amounts in millions)
Revenue
OTT revenue	$226.6	$222.8
Linear and other revenue	95.8	98.1
Total revenue	322.4	320.9
Operating expenses:
Programming amortization	141.5	156.8
Payroll(1)	34.4	32.0
Advertising and marketing	74.2	78.4
Other(2)	34.4	35.6
Depreciation and amortization	67.4	47.9
Restructuring and other	(8.3)	5.0
Total expenses	343.6	355.7
Operating loss	(21.2)	(34.8)
Interest expense	(14.0)	(15.8)
Interest and other income	0.1	0.2
Other expense	(1.4)	(1.8)
Loss from continuing operations before income taxes	(36.5)	(52.2)
Income tax benefit	1.7	(0.4)
Net loss from continuing operations	$(34.8)	$(52.6)

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2026	2025
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue
OTT revenue	$659.0	$667.4	$2.0	$669.4
Linear and other revenue	278.2	299.4	2.4	301.8
Total revenue	937.2	966.8	4.4	971.2
Operating expenses:
Programming amortization	393.9	435.3	2.4	437.7
Payroll(1)	104.3	92.2	0.6	92.8
Advertising and marketing	194.9	200.5	0.2	200.7
Other(2)	108.4	104.5	—	104.5
Depreciation and amortization	203.2	144.7	—	144.7
Restructuring and other	282.0	188.1	6.7	194.8
Total expenses	1,286.7	1,165.3	9.9	1,175.2
Operating loss	(349.5)	(198.5)	(5.5)	(204.0)
Interest expense	(41.5)	(39.9)	—	(39.9)
Interest and other income	1.0	1.9	—	1.9
Other expense	(5.2)	(6.1)	—	(6.1)
Loss on extinguishment of debt	—	(0.7)	—	(0.7)
Loss from continuing operations before income taxes	(395.2)	(243.3)	(5.5)	(248.8)
Income tax benefit	6.1	(0.3)	—	(0.3)
Net loss from continuing operations	$(389.1)	$(243.6)	$(5.5)	$(249.1)
______________________________________
(1)    Payroll expense by segment, which includes salaries and employee benefits, is reviewed by the CODM on a quarterly basis.
(2)     Includes total other operating and general and administrative expenses from the accompanying unaudited condensed consolidated statements of operations, less payroll expense per note (1).
The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2026	December 31, 2025
	(Amounts in millions)
Assets
Starz Networks	$1,454.6	$1,818.2
Other unallocated assets(1)	139.8	95.0
	$1,594.4	$1,913.2
_____________________
(1)Other unallocated assets primarily consist of cash and other assets.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Long-lived assets by geographic location are as follows:

	September 30, 2026	December 31, 2025
	(Amounts in millions)
Long-lived assets(1)
United States	$921.0	$1,084.6
_____________
(1)Long-lived assets primarily represent programming content, net, property and equipment, net, and right-of-use assets.

12. Derivative Instruments and Hedging Activities
As of September 30, 2026, the Company had outstanding pay-fixed interest rate exchange swaps with a total notional amount of $150.0 million, converting SOFR-based floating-rate debt to fixed-rate obligations. These effective swaps carry fixed interest rates ranging from 3.58% to 3.62%. These contracts are designated as cash flow hedges.

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
The following table sets forth a summary of the receivables transferred:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$181.6	$134.0	$579.4	$625.7
Net cash proceeds received from third party purchasers	180.5	132.3	575.4	620.8
Loss recorded related to transfers of receivables	$1.1	$1.7	$4.0	$4.9
At September 30, 2026, receivables totaling $125.0 million had been derecognized from the Company’s accompanying unaudited condensed consolidated balance sheets but continued to be serviced by the Company. The comparable amount at December 31, 2025 was $132.9 million.

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Assets
The composition of the Company’s other assets is as follows:

	September 30, 2026	December 31, 2025
	(Amounts in millions)
Other non-current assets
Operating lease right-of-use assets	$36.7	$41.7
Debt issuance costs	2.6	3.0
Accounts receivable	1.2	2.5
Derivative instruments	1.1	—
	$41.6	$47.2
Other Accrued Liabilities and Other Liabilities
The composition of the Company’s other accrued liabilities (current) and other liabilities (non-current) is as follows:

	September 30, 2026	December 31, 2025
	(Amounts in millions)
Other accrued liabilities (current)
Contract termination liability(1)	$59.5	$—
Employee related liabilities	40.3	23.5
Operating lease liabilities	11.9	11.1
Other accrued expenses and short-term liabilities	21.3	14.5
	$133.0	$49.1
Other liabilities (non-current)
Contract termination liability(1)	$69.1	$—
Operating lease liabilities	40.1	48.3
Programming related payables	21.0	19.7
Other long-term liabilities	4.7	4.7
	$134.9	$72.7
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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intercompany Revolver: On May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned subsidiary of Lionsgate Studios ("LGAC International") and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("LGCH1") (which was renamed Starz Capital Holdings 1, Inc. at Separation), entered into a revolving credit agreement (the "Intercompany Revolver"), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time, provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. Amounts advanced by one party were used to repay existing indebtedness owed to the other party thereunder, if any, such that at no time will amounts be owed in both directions. The net amount outstanding under the Intercompany Revolver, at any time, bore interest on the outstanding principal amount at a rate equal to adjusted term SOFR plus 1.75%. In connection with the Separation, all outstanding obligations under the Intercompany Revolver were repaid in full and all commitments thereunder were terminated. The cash flows related to the intercompany revolver are presented as increases and decreases in the New Lionsgate revolving credit facility on the accompanying unaudited condensed consolidated statements of cash flows.
Prior to the Separation, in the normal course of business, the Starz Business entered into transactions with Old Lionsgate and the LG Studios Business which included the following:
Operating expense reimbursement: For the periods prior to the Separation, the LG Studios Business paid certain expenses on behalf of the Company such as certain rent expense, employee benefits, insurance and other administrative operating costs. The Company also paid certain expenses on behalf of the LG Studios Business such as legal expenses, software development costs and severance. Those expenditures are reflected in the unaudited condensed consolidated financial statements of the Company and the LG Studios Business as applicable.
Share-based compensation: For the periods prior to the Separation, Old Lionsgate allocated to the Company share-based compensation related to the Company's employees. In addition, prior to Separation, Old Lionsgate allocated a proportionate amount of its share-based compensation related to the corporate functions provided by Old Lionsgate to the Company.
Parent Net Investment

Nine Months Ended
September 30,
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

STARZ ENTERTAINMENT CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Claims and legal proceedings may be brought against the Company without merit, are inherently uncertain, are difficult to predict, and the Company’s view on these matters may change as events unfold. Reasonably possible losses, if any, are not estimable, however, based on our current understanding and evaluation of the relevant facts and circumstances, as of September 30, 2026, the Company is not a party to any pending claims or legal proceedings for which management believes the resolution would have a material adverse effect on the Company’s financial position, results of operations or cash flows, and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.
For additional detail regarding certain legal proceedings in which Starz is involved, Starz provides the following information:
The Company is party to certain consolidated arbitration claims arising from alleged violation of the federal Video Privacy Protection Act (the "VPPA") and analogous state laws relating to the Company’s alleged use of a third-party pixel on the website for its subscription video service. Although the outcome of this consolidated matter cannot be predicted with certainty, management does not presently believe that the resolution of this matter will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

16. Subsequent Events
There were no subsequent events that occurred after September 30, 2026, through the date of this filing that would require disclosure in the unaudited condensed consolidated financial statements.

STARZ ENTERTAINMENT CORP.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Prior to the Separation, as further discussed below, the business of Starz Entertainment Corp. (the "Company", "we", "us" or "our"), substantially consisted of the Starz Business of Old Lionsgate’s Media Networks segment, consisting of (i) Starz Networks, which includes the distribution in the U.S. and Canada of STARZ branded premium subscription video services through over-the-top ("OTT") streaming platforms and distributors, on a direct-to-consumer basis through the Starz App and through wholesale U.S. and Canada multichannel video programming distributors ("MVPDs"), including cable operators, satellite television providers and telecommunications companies (in the aggregate the "Starz Platform"), and (ii) International, which consisted of the OTT distribution of subscription video services outside the U.S. and Canada. In October 2025, Starz changed its operations in Canada resulting in its partner assuming all operational oversight of the service and Starz moving to a content licensing arrangement.
Refer to Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for further details regarding the Separation, International Restructuring, and Basis of Presentation of the Company and the accompanying financial statements.
Separation
On May 6, 2025, Lions Gate Entertainment Corp. ("Old Lionsgate") completed the separation of its studio operations (the "LG Studios Business") from its media networks operations (the "Starz Business") pursuant to an arrangement agreement, resulting in two independent publicly traded companies: Lionsgate Studios Corp. ("New Lionsgate"), which now holds the LG Studios Business, and Starz Entertainment Corp., which now holds the Starz Business. As part of the distribution, Old Lionsgate shareholders received shares in both companies, and Starz Entertainment Corp. subsequently executed a 15‑for‑1 reverse stock split, such that every fifteen (15) Starz common shares were consolidated into one Starz common share. For accounting purposes under U.S. GAAP, New Lionsgate is considered the accounting spinnor or divesting entity and Starz is considered the accounting spinnee or divested entity, and the historical results of the Starz Business prior to the transaction have been prepared on a carve‑out basis.
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
Starz Networks Strategic Content Review
During the three and nine months ended September 30, 2026, Starz continued actions initiated in 2025 to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, terminating certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
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

STARZ ENTERTAINMENT CORP.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the accompanying financial statements relate to the intangible asset associated with the customer relationships with U.S. MVPDs ("Starz Traditional Affiliates"), which is amortized in the proportion that current period revenue bears to management’s estimate of future revenue over the remaining estimated useful life of the asset; estimates of future viewership used for the amortization of programming content; the estimated contract termination liability associated with the termination of certain live-action films under a post-pay-one output licensing arrangement, including assumptions regarding expected theatrical box office performance, timing of payments and discount rates; income taxes including the assessment of valuation allowances for deferred tax assets; and impairment assessments for licensed program rights and intangible assets. Actual results could differ from such estimates.
Segments
Following the Separation, Starz manages and reports its operating results through one reportable segment, Starz Networks, which includes our consolidated operations. During the nine months ended September 30, 2025, International included our operations in India and Southeast Asia. Effective April 1, 2025, we transferred our operations in India and Southeast Asia to New Lionsgate. Given that Starz and New Lionsgate were under common control at the time of the transfer, no gain or loss was recorded related to the transfer.
Relationship with New Lionsgate
Certain functions that Old Lionsgate provided to Starz prior to the completion of the Separation continue to be provided to us by New Lionsgate under a Transition Services Agreement, while other functions previously provided by Old Lionsgate are now performed using our own resources or third-party service providers. Additionally, under our original series programming license agreements, multiyear theatrical film output licensing agreements and library programming agreements with Old Lionsgate, we continue to distribute New Lionsgate programming. We have incurred certain costs in establishing ourselves as a standalone public company, as well as ongoing additional costs associated with operating as an independent, publicly traded company. See "Components of Results of Operations" below for more information.
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

STARZ ENTERTAINMENT CORP.
Residuals represent amounts payable to various unions or "guilds" such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, related to the exhibition or other exploitation of certain owned and licensed content.
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
General and administrative expenses include salaries and other overhead. Prior to the Separation, Old Lionsgate and Legacy Lionsgate Studios entered into a shared services and overhead sharing agreement (the "Shared Services Agreement"). The Shared Services Agreement allocated to the LG Studios Business all of corporate general and administrative expenses of Old Lionsgate, except for an amount of $10.0 million that was charged annually to the Company until the Separation.
Now that the Separation is complete, we are incurring expenses for, among other things, directors’ and officers’ and other insurance, director fees and internal and external accounting, legal and administrative resources and fees.

STARZ ENTERTAINMENT CORP.
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

STARZ ENTERTAINMENT CORP.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2026 and September 30, 2025.

	Three Months Ended
	September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$226.6	$222.8	$3.8	1.7%
Linear and other revenue	95.8	98.1	(2.3)	(2.3)%
Total revenue	322.4	320.9	1.5	0.5%
Expenses:
Programming amortization	141.5	156.8	(15.3)	(9.8)%
Other operating	37.5	38.8	(1.3)	(3.4)%
Advertising and marketing	74.2	78.4	(4.2)	(5.4)%
General and administrative	31.3	28.8	2.5	8.7%
Depreciation and amortization	67.4	47.9	19.5	40.7%
Restructuring and other	(8.3)	5.0	(13.3)	(266.0)%
Total expenses	343.6	355.7	(12.1)	(3.4)%
Operating loss	(21.2)	(34.8)	13.6	(39.1)%
Interest expense	(14.0)	(15.8)	1.8	(11.4)%
Interest and other income	0.1	0.2	(0.1)	nm
Other expense	(1.4)	(1.8)	0.4	(22.2)%
Loss from continuing operations	(36.5)	(52.2)	15.7	(30.1)%
Income tax benefit (expense)	1.7	(0.4)	2.1	nm
Net loss	$(34.8)	$(52.6)	$17.8	(33.8)%
_______________________
nm – Not meaningful.
Revenue. Consolidated revenue increased $1.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by higher OTT revenue resulting from subscription price increases and higher distribution and other revenue related to international ancillary market sales of Fightland Season 1 and the transition of our Canadian operations to a content licensing relationship. These increases were partially offset by lower linear revenue resulting from the continued decline in traditional linear households.
During the three months ended September 30, 2026 and the three months ended September 30, 2025, the following original series premiered on STARZ:

Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
Title	Premiere Date	Title	Premiere Date
Fightland Season 1	July 31, 2026	Blood of My Blood Season 1	August 8, 2025
Blood of My Blood Season 2	September 25, 2026	Couple Next Door Season 2	September 19, 2025

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

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$141.5	43.9%	$156.8	48.9%	$(15.3)	(9.8)%
_______________________
During the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, programming amortization expense decreased primarily due to fewer premieres of output titles as a result of the termination of certain live-action films under a post-pay-one output licensing agreement entered into in April 2026. The decrease was partially offset by higher development expenses and increased distribution amortization related to international ancillary market sales of Fightland Season 1.
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
Other Operating Expenses. Other operating expenses and share-based compensation expense were as follows for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$36.2	11.2%	$38.1	11.9%	$(1.9)	(5.0)%
Share-based compensation expense	1.3	0.4%	0.7	0.2%	0.6	85.7%
	$37.5	11.6%	$38.8	12.1%	$(1.3)	(3.4)%
_______________________
Starz Networks other operating expenses decreased $1.3 million during the three months ended September 30, 2026 primarily due to a reduction in legal expenses. The increase in share-based compensation expense was driven by a higher STRZ share price during the quarter, which increased the value of certain equity awards and the related compensation expense recognized.

STARZ ENTERTAINMENT CORP.
Advertising and Marketing Expenses. Advertising and marketing expenses were as follows for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$74.2	23.0%	$78.4	24.4%	$(4.2)	(5.4)%
_______________________
Advertising and marketing expenses decreased during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to overall lower direct-to-consumer marketing spend, partially offset by an increase in media spend related to the timing of premieres.
General and Administrative Expenses. General and administrative expenses and share-based compensation expense were as follows for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$26.3	8.2%	$25.8	8.0%	$0.5	1.9%
Share-based compensation expense	5.0	1.6%	3.0	0.9%	2.0	66.7%
	$31.3	9.7%	$28.8	9.0%	$2.5	8.7%
_______________________
During the three months ended September 30, 2026, general and administrative expenses increased $2.5 million as compared to the three months ended September 30, 2025, primarily due to an increase in share-based compensation expense, driven by a higher STRZ share price during the quarter compared to the prior year quarter, which increased the value of certain equity awards and the related compensation expense recognized.
The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$1.3	$0.7
General and administrative	5.0	3.0
Restructuring and other	0.8	0.2
	$7.1	$3.9

STARZ ENTERTAINMENT CORP.
Depreciation and Amortization Expense. Depreciation and amortization expense were as follows for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Depreciation and amortization expenses
Depreciation	$5.7	1.8%	$5.1	1.6%	$0.6	11.8%
Amortization	61.7	19.1%	42.8	13.3%	18.9	44.2%
	$67.4	20.9%	$47.9	14.9%	$19.5	40.7%
_______________________
Depreciation and amortization of $67.4 million for the three months ended September 30, 2026 increased $19.5 million from $47.9 million during the three months ended September 30, 2025, due primarily to our Starz Traditional Affiliate customer relationship finite-lived intangible asset, which is amortized based on estimated total revenue expected to be generated from the underlying affiliation agreements over its remaining useful life. During the three months ended March 31, 2026, the Company reduced the life of the Starz Traditional Affiliate customer relationship finite-lived intangible asset from 14 years to 12 years, based on the continued decline in linear revenue resulting in higher amortization expense during the three months ended September 30, 2026.
Restructuring and Other. Restructuring and other decreased $13.3 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and includes restructuring costs, certain transaction-related and other expenses, and unusual charges or benefits, as applicable. The decrease was primarily driven by a reduction in estimated contract termination fees recorded during the three months ended September 30, 2026 resulting from updated assumptions underlying the termination liability, partially offset by severance costs associated with workforce reduction initiatives. Refer to Note 8, Restructuring and other, for further details.

	Three Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Restructuring and other
Contract termination fees(1)	$(11.1)	$—
Content recoveries(2)	(3.6)	—
Transaction and other costs(3)	1.2	4.8
Severance(4)	4.4	—
Share-based compensation(5)	0.8	0.2
	$(8.3)	$5.0
_______________________
(1)    In April 2026, Starz entered into an agreement to terminate certain live-action films under a post-pay-one output licensing agreement. As a result, Starz recognized programming contract termination fees, which were recorded within Restructuring and other costs during the three months ended September 30, 2026.
During the three months ended September 30, 2026, the Company recorded a reduction to the contract termination liability as a result of changes in estimated termination fees based on updated assumptions, including the expected theatrical box office performance of certain underlying films. The resulting reduction in the estimated liability was recorded within Restructuring and other costs during the period.
(2)    During the three months ended September 30, 2026 and September 30, 2025, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.

STARZ ENTERTAINMENT CORP.
Content recoveries during the three months ended September 30, 2026 primarily relate to revisions of estimated license fees for certain programming agreements. As a result of updated assumptions and estimated contractual costs, the Company reduced previously recorded programming liabilities and recognized a recovery during the period.
(3)    Transaction and other costs during the three months ended September 30, 2026 and September 30, 2025 reflect costs associated with certain potential strategic transactions, costs associated with certain legal matters, and transaction, integration, and legal costs associated with the Separation.
(4)    Severance costs for the three months ended September 30, 2026, represent workforce reductions due to cost-saving initiatives and the continued decline in traditional linear services.
(5)    Share-based compensation for the three months ended September 30, 2026 includes the acceleration of vesting for certain equity awards. For the three months ended September 30, 2025, share-based compensation includes a modification of equity awards in connection with the separation from Lionsgate. In June 2025, the compensation committee of the Company approved a cash settlement in lieu of share issuance for the restricted share units that vested in July and August 2025.
Interest Expense. Interest expense of $14.0 million during the three months ended September 30, 2026 decreased $1.8 million from the three months ended September 30, 2025 primarily due to the paydown of our programming notes in August 2026.
Interest and Other Income. Interest and other income of $0.1 million for the three months ended September 30, 2026 decreased by $0.1 million compared to interest and other income of $0.2 million for the three months ended September 30, 2025.
Other Expense. Other expense of $1.4 million for the three months ended September 30, 2026 decreased by $0.4 million compared to other expense of $1.8 million for the three months ended September 30, 2025, which primarily represents the loss recorded related to our monetization of accounts receivable program. See Note 13, Additional Financial Information, to our consolidated financial statements for further details.
Income Tax Benefit. We had an income tax benefit of $1.7 million for the three months ended September 30, 2026, compared to income tax expense of $(0.4) million for the three months ended September 30, 2025. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets.
Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended September 30, 2026 was $34.8 million. This compares to net loss from continuing operations for the three months ended September 30, 2025 of $52.6 million.

STARZ ENTERTAINMENT CORP.
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended September 30, 2026 and September 30, 2025.

	Nine Months Ended
	September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
OTT revenue	$659.0	$669.4	$(10.4)	(1.6)%
Linear and other revenue	278.2	301.8	(23.6)	(7.8)%
Total revenue	937.2	971.2	(34.0)	(3.5)%
Expenses:
Programming amortization	393.9	437.7	(43.8)	(10.0)%
Other operating	112.3	114.0	(1.7)	(1.5)%
Advertising and marketing	194.9	200.7	(5.8)	(2.9)%
General and administrative	100.4	83.3	17.1	20.5%
Depreciation and amortization	203.2	144.7	58.5	40.4%
Restructuring and other	282.0	194.8	87.2	44.8%
Total expenses	1,286.7	1,175.2	111.5	9.5%
Operating loss	(349.5)	(204.0)	(145.5)	71.3%
Interest expense	(41.5)	(39.9)	(1.6)	4.0%
Interest and other income	1.0	1.9	(0.9)	(47.4)%
Other expense	(5.2)	(6.1)	0.9	(14.8)%
Loss on extinguishment of debt	—	(0.7)	0.7	nm
Loss from continuing operations	(395.2)	(248.8)	(146.4)	58.8%
Income tax benefit (expense)	6.1	(0.3)	6.4	nm
Net loss	$(389.1)	$(249.1)	$(140.0)	56.2%
_______________________
nm – Not meaningful.
Revenue. Revenue by segment was as follows for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
	(Amounts in millions)
Revenue
Starz Networks	$937.2	$966.8	$(29.6)	(3.1)%
International	—	4.4	(4.4)	nm
	$937.2	$971.2	$(34.0)	(3.5)%

STARZ ENTERTAINMENT CORP.
Consolidated revenue decreased $34.0 million. The decrease in Starz Networks revenue reflects declines of $36.8 million driven by the continued decline in traditional linear revenue due to lower linear households. In addition, the decrease in Starz Networks revenue includes an $8.4 million decline in OTT services, primarily related to our Canadian operations which we transitioned to a content licensing relationship in the fourth quarter of 2025. The declines in revenue were partially offset by a $15.6 million increase in distribution and other revenue related to international ancillary market sales of Fightland Season 1 and the transition of our Canadian operations to a content licensing relationship.
During the nine months ended September 30, 2026 and the nine months ended September 30, 2025, the following original series premiered on STARZ:

Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
Title	Premiere Date	Title	Premiere Date
First Quarter:
BMF Documentary Season 2	January 16, 2026	Couple Next Door Season 1	January 17, 2025
The Nowhere Man Season 1	January 16, 2026	Power Book III: Raising Kanan Season 4	March 7, 2025
Outlander Season 8	March 6, 2026
Second Quarter:
Amadeus Season 1	May 8, 2026	Black Mafia Family Season 4	June 6, 2025
Power Book III: Kanan Season 5	June 12, 2026
The Listeners Season 1	June 12, 2026
Third Quarter:
Fightland Season 1	July 31, 2026	Blood of My Blood Season 1	August 8, 2025
Blood of My Blood Season 2	September 25, 2026	Couple Next Door Season 2	September 19, 2025
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

	Nine Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Programming amortization
Starz Networks	$393.9		$435.4	45.0%	$(41.5)	(9.5)%
International	—		2.3	52.3%	(2.3)	nm
	$393.9	42.0%	$437.7	45.1%	$(43.8)	(10.0)%
_______________________
During the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, Starz Networks' programming amortization expense decreased primarily due to fewer premieres of output titles as a result of the termination of certain live-action films under a post-pay-one output licensing agreement entered into in April 2026. The decrease was partially offset by the timing, and higher number, of original series airing on the Starz Platform, higher development expenses and increased distribution amortization expense as a result of the release of Fightland Season 1.
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

STARZ ENTERTAINMENT CORP.
Other Operating Expenses. Other operating expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Other operating expenses
Starz Networks	$107.1	11.4%	$111.6	11.5%	$(4.5)	(4.0)%
Share-based compensation expense	5.2	0.6%	2.4	0.2%	2.8	116.7%
	$112.3	12.0%	$114.0	11.7%	$(1.7)	(1.5)%
_______________________
Starz Networks' other operating expenses decreased by $4.5 million during the nine months ended September 30, 2026, primarily due to a reduction in legal fees and increased capitalization of software development costs. The increase in share-based compensation expense was driven by a higher STRZ share price during the period, which increased the value of certain equity awards and the related compensation expense recognized.
Advertising and Marketing Expenses. Advertising and marketing expenses by segment were as follows for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
Advertising and marketing expenses
Starz Networks	$194.9	nm	$200.4	20.7%	$(5.5)	(2.7)%
International	—	nm	0.3	6.8%	(0.3)	nm
	$194.9	20.8%	$200.7	20.7%	$(5.8)	(2.9)%
_______________________
Starz Networks' advertising and marketing expenses decreased during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to overall lower direct-to-consumer marketing spend, partially offset by an increase in media spend related to the timing of premieres. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025.

STARZ ENTERTAINMENT CORP.
General and Administrative Expenses. General and administrative expenses by segment and share-based compensation expense which is not allocated to our segments were as follows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025		Increase (Decrease)
	Amount	% of Segment Revenue	Amount	% of Segment Revenue	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Starz Networks	$79.2	8.5%	$72.3	7.5%	$6.9	9.5%
International	—	nm	0.4	9.1%	(0.4)	nm
Share-based compensation expense	21.2	2.2%	10.6	1.1%	10.6	100.0%
	$100.4	10.7%	$83.3	8.6%	$17.1	20.5%
_______________________
During the nine months ended September 30, 2026, Starz Networks' general and administrative expenses increased $6.9 million as compared to the nine months ended September 30, 2025, primarily due to an increase in employee-related costs, partially offset by lower corporate overhead allocations previously charged by Old Lionsgate and lower public company-related fees. International declined due to the transfer of our operations in India and Southeast Asia to New Lionsgate effective April 1, 2025. The increase in share-based compensation expense was driven by a higher STRZ share price during the period, which increased the value of certain employee equity awards and the related compensation expense recognized.
The following table presents share-based compensation expense by financial statement line item:

	Nine Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Share-based compensation expense included in:
Operating expense	$5.2	$2.4
General and administrative	21.2	10.6
Restructuring and other	0.9	2.6
	$27.3	$15.6
Depreciation and Amortization Expense. Depreciation and amortization expense were as follows for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30, 2026
	2026		2025		Increase (Decrease)
	Amount	% of Revenue	Amount	% of Revenue	Amount	Percent
	(Amounts in millions)
Depreciation and amortization expenses
Depreciation	$16.7	1.8%	$15.6	1.6%	$1.1	7.1%
Amortization	186.5	19.9%	129.1	13.3%	57.4	44.5%
	$203.2	21.7%	$144.7	14.9%	$58.5	40.4%
_______________________

STARZ ENTERTAINMENT CORP.
Depreciation and amortization of $203.2 million for the nine months ended September 30, 2026 increased $58.5 million from $144.7 million in the nine months ended September 30, 2025, due primarily to our Starz Traditional Affiliate customer relationship finite-lived intangible asset, which is amortized based on estimated total revenue expected to be generated from the underlying affiliation agreements over its remaining useful life. During the three months ended March 31, 2026, the Company reduced the life of the Starz Traditional Affiliate customer relationship finite-lived intangible asset from 14 years to 12 years, based on the continued decline in linear revenue resulting in higher amortization expense during the nine months ended September 30, 2026.
Restructuring and Other. Restructuring and other increased $87.2 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, and includes restructuring costs, certain transaction-related and other expenses, and unusual charges or benefits, as applicable. The increase is primarily the result of the rationalization of the content portfolio and the termination of certain live-action films under a post-pay-one output licensing agreement discussed below, partially offset by lower legal and other costs incurred related to transaction-related expenses as compared to the prior year. Refer to Note 8, Restructuring and other, for further details.

	Nine Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Restructuring and other
Contract termination fees(1)	$136.1	$—
Content impairments(2)	126.2	167.4
Transaction and other costs(3)	8.0	23.3
Severance(4)	10.8	1.5
Share-based compensation(5)	0.9	2.6
	$282.0	$194.8
_______________________
(1)    In April 2026, Starz entered into an agreement to terminate certain live-action films under a post-pay-one output licensing agreement. As a result, Starz recognized programming contract termination fees, which were recorded within Restructuring and other costs during the nine months ended September 30, 2026.
(2)    During the nine months ended September 30, 2026 and September 30, 2025, Starz undertook actions to rationalize its content portfolio as part of its ongoing efforts to right-size its content cost structure in response to the evolving macroeconomic and industry environment, including continued declines in traditional linear services and operating as a standalone company following the Separation. These actions included evaluating programming on the Starz Platform, cancelling certain previously ordered programming, and removing and abandoning content determined to have limited strategic value.
(3)    Transaction and other costs during the nine months ended September 30, 2026 and September 30, 2025 reflect costs associated with certain potential strategic transactions, costs associated with certain legal matters, and transaction, integration, and legal costs associated with the Separation.
(4)    Severance costs for the nine months ended September 30, 2026 and September 30, 2025, represent workforce reductions due to cost-saving initiatives and the continued decline in traditional linear services.
(5)    Share-based compensation for the nine months ended September 30, 2026 includes the acceleration of vesting for certain equity awards. For the nine months ended September 30, 2025, share-based compensation includes a modification of equity awards in connection with the separation from Lionsgate. In June 2025, the compensation committee of the Company approved a cash settlement in lieu of share issuance for the restricted share units that vested in July and August 2025.
Interest Expense. Interest expense of $41.5 million during the nine months ended September 30, 2026 increased $1.6 million from the nine months ended September 30, 2025 primarily reflecting higher interest expense resulting from increased term loan borrowings.

STARZ ENTERTAINMENT CORP.
Interest and Other Income. Interest and other income of $1.0 million during the nine months ended September 30, 2026 decreased by $0.9 million compared to interest and other income of $1.9 million for the nine months ended September 30, 2025, which was related to guarantee fees from Old Lionsgate received during the nine months ended September 30, 2025.
Other Expense. Other expense of $5.2 million during the nine months ended September 30, 2026 decreased by $0.9 million compared to other expense of $6.1 million for the nine months ended September 30, 2025, which primarily represents the loss recorded related to our monetization of accounts receivable program. See Note 13, Additional Financial Information, to our consolidated financial statements for further details.
Income Tax Benefit. We had an income tax benefit of $6.1 million during the nine months ended September 30, 2026, compared to an income tax expense of $0.3 million for the nine months ended September 30, 2025. Our income tax provision differs from the U.S. federal statutory rate multiplied by pre-tax income (loss) due to the income tax effects of state income taxes, and changes in the valuation allowance against our deferred tax assets.
Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 30, 2026 was $389.1 million. This compares to net loss from continuing operations for the nine months ended September 30, 2025 of $249.1 million.

Non-GAAP Financial Measures
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
The Company uses this non-GAAP financial measure, among other measures, to evaluate the operating performance of our business. We believe this measure provides useful information to investors regarding our results of operations before non-operating items. Adjusted OIBDA is considered an important measure of the Company’s performance because this measure eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses.
This non-GAAP financial measure is commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. However, not all companies calculate this measure in the same manner and the measure as presented may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.
A general limitation of this non-GAAP financial measure is that it is not prepared in accordance with U.S. GAAP. This measure should be reviewed in conjunction with the relevant GAAP financial measures and is not presented as an alternative measure of operating loss.

STARZ ENTERTAINMENT CORP.
The following table sets forth Adjusted OIBDA by segment:

	Three Months Ended
	September 30,
	2026	2025
	(Amounts in millions)
Revenue	$322.4	$320.9
Programming amortization	(141.5)	(156.8)
Other operating	(36.2)	(38.1)
Advertising and marketing	(74.2)	(78.4)
General and administrative	(26.3)	(25.8)
Adjusted OIBDA(1)	$44.2	$21.8
_______________________
(1)    Share-based compensation expense excluded from Adjusted OIBDA for the three months ended September 30, 2026 and September 30, 2025 includes $1.3 million and $0.7 million, respectively, in other operating expenses, and $5.0 million and $3.0 million, respectively, in general and administrative expenses. Refer to Note 6, Capital Stock, for further details.
Starz Networks Adjusted OIBDA of $44.2 million for the three months ended September 30, 2026, increased by $22.4 million from the three months ended September 30, 2025. Such increase was primarily due to lower programming amortization and lower advertising and marketing expenses.

	Nine Months Ended
	September 30, 2026	September 30, 2025
	Starz Networks	Starz Networks	International	Total
	(Amounts in millions)
Revenue	$937.2	$966.8	$4.4	$971.2
Programming amortization	(393.9)	(435.3)	(2.4)	(437.7)
Other operating	(107.1)	(111.5)	—	(111.5)
Advertising and marketing	(194.9)	(200.5)	(0.2)	(200.7)
General and administrative	(79.2)	(72.2)	(0.6)	(72.8)
Adjusted OIBDA(2)	$162.1	$147.3	$1.2	$148.5
_______________________
(2)     Share-based compensation expense excluded from Adjusted OIBDA for the nine months ended September 30, 2026 and September 30, 2025 includes $5.2 million and $2.4 million, respectively, in other operating expenses, and $21.2 million and $10.6 million, respectively, in general and administrative expenses. Refer to Note 6, Capital Stock, for further details.
Starz Networks Adjusted OIBDA of $162.1 million for the nine months ended September 30, 2026, increased by $13.6 million from the nine months ended September 30, 2025. Such increase was primarily due to lower programming amortization expense and advertising and marketing expenses, offset by lower revenue and increased general and administrative expenses.

STARZ ENTERTAINMENT CORP.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
Our liquidity and capital resources for the three and nine months ended September 30, 2026 were provided principally through cash generated from operations, our $183.0 million revolving credit facility, programming related obligations, and the monetization of trade accounts receivable as discussed below.
As of September 30, 2026 and September 30, 2025, we had cash and cash equivalents of $86.8 million and $37.0 million, respectively.
Credit Agreement and Existing Notes
As of September 30, 2026, we had $362.4 million and $325.1 million, respectively, outstanding under our new Term Loan A and 5.5% Senior Notes due 2029. No amounts were outstanding under our $183.0 million revolving credit facility. Refer to Note 3, Debt, for a discussion of our corporate debt.
Programming Related Obligations
We utilize programming related obligations to fund certain of our film and television productions or licenses during production through the time the program airs on the Starz Platform. Our programming related obligations include secured production loans which represent individual loans for the license or production of certain of our original series. As of September 30, 2026, current and non-current programming related obligations include secured production loans with outstanding balances of $40.6 million due in January 2027 and $38.0 million due in May 2028.
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
Uses of Cash
The nature of our business is such that significant initial expenditures are required to acquire, produce, and market our programming content, while revenue from the exhibition of our programming content is earned over an extended period of time after their acquisition. As such, our principal uses of cash include payments for licensing, acquisition, and production of our programming content, advertising and marketing expenditures and general and administrative expenses. We also use cash for debt service (i.e. principal and interest payments) requirements, and capital expenditures.
We may from time to time seek to retire or refinance our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions, refinancings, or otherwise. Such retirements or refinancings, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such retirements or refinancings could result in a gain or loss from the early extinguishment of debt. The amounts involved may be material.
Under the Starz Networks Strategic Content Review and International Restructuring, the remaining liability associated with the future cash outlay less estimated recoveries for contractual commitments related to programming content restructuring charges and contract termination fees recorded through September 30, 2026 is estimated to be approximately $178.0 million. During the nine months ended September 30, 2026, we paid $67.1 million of this liability. See, Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, for further details.
We currently believe that cash flow from operations, cash on hand, availability under our $183.0 million senior secured revolving credit facility which is undrawn at September 30, 2026, monetization of trade accounts receivable and available programming related obligations will be adequate to meet known operational cash and debt service requirements (i.e. principal and interest payments) for the next twelve months and beyond, including the funding of programming content which includes amounts under our original series licensing and production agreements, theatrical output and library agreements and remaining impairment charges. We monitor our operating cash flow, including content spending and capital expenditures and our debt service and leverage ratios with the goal of maintaining our credit worthiness and financial flexibility.

STARZ ENTERTAINMENT CORP.
Our current financing strategy is to fund operations and to leverage investments in programming content in the short-term and long-term through our cash flow from operations, the monetization of trade accounts receivable, borrowings from our $183.0 million revolving credit facility which is undrawn at September 30, 2026, and available programming related obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, and/or equity or debt financing. If additional financing beyond our existing sources cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and debt ratings assigned by independent rating agencies. Additionally, circumstances such as the war in the Middle East and other global events have from time to time caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of assets and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Material Cash Requirements from Known Contractual Obligations and Commitments
The following table sets forth our significant contractual and other obligations as of September 30, 2026 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of September 30, 2026 (on-balance sheet arrangements) (1)
Term Loan A	$362.4	$20.2	$342.2
5.5% Senior Notes	325.1	—	325.1
Programming related obligations(2)	78.6	40.6	38.0
Programming related payables(3)	170.3	149.3	21.0
Contract termination liability(4)	128.6	59.5	69.1
Operating lease obligations	52.0	11.9	40.1
	$1,117.0	$281.5	$835.5
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Programming related payables commitments(5)	$163.8	$152.0	$11.8
Interest payments(6)	143.9	44.8	99.1
Other contractual obligations(7)	57.6	44.3	13.3
Contract termination liability accretion	18.4	3.7	14.7
	383.7	244.8	138.9
Total future repayment of debt and other commitments under contractual obligations	$1,500.7	$526.3	$974.4
___________________
(1)Refer to Note 3, Debt, for further information on our corporate debt and financing transactions following the completion of the Separation. Refer to Note 4, Programming Related Obligations, for further information on programming related obligations.
(2)Programming related obligations include secured production loans with an outstanding total balance of $78.6 million, due in January 2027 and May 2028. Refer to Note 4, Programming Related Obligations, for further information on programming related obligations.
(3)Programming related payables at September 30, 2026 include $34.4 million of restructuring related content liabilities.
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

STARZ ENTERTAINMENT CORP.
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
(6)Includes cash interest payments on the Company's corporate debt as of September 30, 2026, including Term Loan A, 5.5% Senior Notes, and operating lease liabilities imputed interest.
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
On January 1, 2022, we entered into an exclusive multiyear post-pay-one output licensing agreement with Universal for live-action films theatrically released in the U.S. The Universal agreement provided us with rights to exhibit these films immediately following their pay-one windows. The programming fees paid by us under this agreement are based on the quantity and domestic theatrical exhibition receipts of qualifying films. In April 2026, Starz entered into an agreement to terminate certain live-action films under this post-pay-one output licensing agreement. As a result, Starz recognized a programming contract termination liability, which was recorded in Restructuring and other costs during the three and nine months ended September 30, 2026.
Remaining Revenue Performance Obligations
Remaining revenue performance obligations represent deferred revenue on the balance sheet. As described in Note 7, Revenue, to the accompanying financial statements, remaining performance obligations were $59.1 million as of September 30, 2026 and $52.8 million as of December 31, 2025.
Discussion of Operating, Investing, Financing Cash Flows
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Cash and cash equivalents increased by $51.1 million for the nine months ended September 30, 2026 and increased by $22.8 million for the nine months ended September 30, 2025. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended
	September 30,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Net cash flows provided by (used in) operating activities	$63.9	(24.2)	$88.1
The increase in cash provided by operating activities in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 is primarily due to lower cash paid for programming content along with the timing of receipts of accounts receivable, and payments of accounts payable, and accrued liabilities. Cash paid for programming content totaled $469.4 million and $553.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Investing Activities. Cash (used in) provided by investing activities for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

STARZ ENTERTAINMENT CORP.

	Nine Months Ended
	September 30,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Capital expenditures	$(15.5)	$(16.0)	$0.5
Deferred purchase price of receivables sold	1.2	1.2	—
New Lionsgate revolving credit facility – increases	—	455.5	(455.5)
New Lionsgate revolving credit facility – decreases	—	(321.5)	321.5
Net cash flows (used in) provided by investing activities	$(14.3)	$119.2	$(133.5)
Cash flows used in investing activities for the nine months ended September 30, 2026 primarily reflects cash used for capital expenditures. Cash flows provided by investing activities for the nine months ended September 30, 2025, primarily reflects cash provided to the LG Studios Business through the Intercompany Revolver partially offset by the cash used for capital expenditures.
Financing Activities. Cash flows used in financing activities for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended
	September 30,		2026 vs 2025
	2026	2025	Net Change
	(Amounts in millions)
Debt – borrowings, net of debt issuance and redemption costs	$232.3	$491.3	$(259.0)
Debt – repayments	(173.4)	(199.5)	26.1
Net borrowings of debt	58.9	291.8	(232.9)

Programming related obligations – borrowings	269.4	412.9	(143.5)
Programming related obligations – repayments	(321.5)	(385.0)	63.5
Net (repayments) borrowings from programming related obligations	(52.1)	27.9	(80.0)

Exercise of stock options	0.8	—	0.8

Tax withholding on equity awards	(6.1)	—	(6.1)

Distribution of Exchange Notes to New Lionsgate upon Separation	—	(389.9)	389.9

Parent net investment	—	(2.0)	2.0
Net cash flows provided by (used in) financing activities	$1.5	$(72.2)	$73.7
_____________
Cash flows provided by financing activities for the nine months ended September 30, 2026 includes $58.9 million of net borrowings of debt, primarily reflecting the $67.0 million drawn under the incremental Term Loan A facility entered into in August 2026, partially offset by principal repayments and debt issuance costs. Financing activities also included $52.1 million of net repayments of programming-related obligations.
Cash flows used in financing activities for the nine months ended September 30, 2025 reflects the release of the Company's obligation towards the $389.9 million of Exchange Notes at the date of Separation, net borrowings under the Old Lionsgate Revolving Credit Facility of $291.8 million and from programming related obligations of $27.9 million. In addition, $2.0 million of intercompany activity with Old Lionsgate was reflected as cash flows used in financing activities during the nine months ended September 30, 2025.

STARZ ENTERTAINMENT CORP.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency and Interest Rate Risk Management
Market risks relating to our operations result primarily from changes in interest rates and, to a lesser extent, changes in foreign currency exchange rates. Our exposure to interest rate risk results primarily from variable-rate borrowings under our debt arrangements, while our exposure to foreign currency exchange rate risk relates to transactions denominated in currencies other than the U.S. Dollar. As part of our overall risk management program, we evaluate our exposure to changes in interest rates and foreign currency exchange rates on an ongoing basis and may utilize derivative financial instruments to manage identified risks.
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
Currency Rate Risk. The Company is exposed to foreign currency exchange rate fluctuations related to certain programming, production and operating costs denominated in foreign currencies. However, the Company does not believe that foreign currency exchange rate fluctuations represent a material market risk as of September 30, 2026.
Our variable interest rate production loans incur SOFR-based interest of 6.3%.
At September 30, 2026, our Term Loan A had an outstanding carrying value of $357.0 million, with a fair value of $362.4 million, and our 5.5% Senior Notes had an outstanding carrying value of $320.7 million, with a fair value of $277.1 million.
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2026:

		Year Ended December 31,					Fair Value
	2026	2027	2028	2029	Thereafter	Total	September 30, 2026
			(Amounts in millions)
Variable Rates:
Term Loan A	$4.6	$22.0	$335.8	$—	$—	$362.4	$362.4
Average Interest Rate			6.8%
Production Loans	$—	$40.6	$38.0	$—	$—	$78.6	$78.6
Average Interest Rate			6.3%
Fixed Rates:
5.5% Senior Notes	$—	$—	$—	$325.1	$—	$325.1	$277.1
Fixed Interest Rate				5.5%

STARZ ENTERTAINMENT CORP.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions.
As of September 30, 2026, the end of the period covered by this report, the Company’s management had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Securities
No common shares were purchased by us during the three months ended September 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
There were no adoptions or terminations of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2026 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act ("Rule 10b5-1 Plan"). Nor did any of our directors or officers adopt or terminate a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K for the three months ended September 30, 2026.

STARZ ENTERTAINMENT CORP.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date / Period End Date
2.1	Arrangement Agreement, dated as of January 29, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.1	May 7, 2025
2.2	Amendment No. 1 to Arrangement Agreement, dated as of March 12, 2025, by and among Lions Gate Entertainment Corp., Lionsgate Studios Holding Corp., Lionsgate Studios Corp., and LG Sirius Holdings ULC.	8-K	2.2	May 7, 2025
3.1	Articles of Starz Entertainment Corp.	8-K	3.1	May 7, 2025
3.2	Notice of Articles of Starz Entertainment Corp.	8-K	3.2	May 7, 2025
4.1	Indenture, dated as of April 1, 2021, by and among Lions Gate Capital Holdings, LLC the Guarantors named therein, and Deutsche Bank Trust Company, as Trustee.	8-K	4.1	May 7, 2025
4.1.1	Supplemental Indenture No. 1, dated as of June 29, 2021.	8-K	4.1.1	May 7, 2025
4.1.2	Supplemental Indenture No. 2, dated as of October 31, 2021.	8-K	4.1.2	May 7, 2025
4.1.3	Supplemental Indenture No. 3, dated as of March 15, 2022.	8-K	4.1.3	May 7, 2025
4.1.4	Supplemental Indenture No. 4, dated as of July 21, 2022.	8-K	4.1.4	May 7, 2025
4.1.5	Supplemental Indenture No. 5, dated as of January 12, 2023.	8-K	4.1.5	May 7, 2025
4.1.6	Supplemental Indenture No. 6, dated as of June 21, 2023.	8-K	4.1.6	May 7, 2025
4.1.7	Supplemental Indenture No. 7, dated as of May 6, 2025.	8-K	4.1.7	May 7, 2025
4.1.8	Supplemental Indenture No. 8, dated as of March 29, 2024.	8-K	4.1.8	May 7, 2025
4.1.9	Supplemental Indenture No. 9, dated as of April 23, 2024.	8-K	4.1.9	May 7, 2025
4.1.10	Supplemental Indenture No. 10, dated as of May 8, 2024.	8-K	4.1.10	May 7, 2025
4.1.11	Supplemental Indenture No. 11, dated as of May 13, 2024.	8-K	4.1.11	May 7, 2025
4.1.12	Supplemental Indenture No. 12, dated as of September 25, 2024.	8-K	4.1.12	May 7, 2025
4.1.13	Supplemental Indenture No. 13, dated as of December 31, 2024.	8-K	4.1.13	May 7, 2025
4.1.14	Supplemental Indenture No. 14, dated as of February 3, 2025.	8-K	4.1.14	May 7, 2025
4.1.15	Supplemental Indenture No. 15, dated as of February 3, 2025.	8-K	4.1.15	May 7, 2025
4.1.16	Supplemental Indenture No. 16, dated as of April 3, 2025.	8-K	4.1.16	May 7, 2025
4.1.17	Shareholder Protection Rights Agreement, dated as of March 10, 2026, between the Company and Computershare Investor Services, Inc., as Rights Agent, including as Exhibit A the forms of Rights Certificate, Assignment, and Election to Exercise.	8-K	4.1.17	March 10, 2026
10.1*	Separation Letter between Audrey Lee, Starz Entertainment, LLC and Starz Entertainment Corp., dated as of April 15, 2026.	8-K	10.1	April 15, 2026
10.2*	Executive Employment Agreement between Jim Kapenstein and Starz Entertainment Corp., dated as of May 26, 2026.	10-Q	10.2	August 7, 2026
10.3*	Sign On Bonus Agreement between Jim Kapenstein and Starz Entertainment Corp., dated as of May 26, 2026.	10-Q	10.3	August 7, 2026
10.4	Amendment No. 1 and Incremental Amendment, dated as of August 12, 2026, among Starz Entertainment Corp., as parent, Starz Capital Holdings LLC, as borrower, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto.	8-K	10.1	August 17, 2026
10.5*	Executive Employment Agreement between Alison Hoffman and Starz Entertainment Corp., dated as of September 15, 2026.	8-K	10.1	September 15, 2026
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

STARZ ENTERTAINMENT CORP.

104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (formatted as Inline XBRL and contained in Exhibit 101).
*     Management contract or compensatory plan or arrangement.
x     Filed herewith
xx     Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing.

STARZ ENTERTAINMENT CORP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2026.

STARZ ENTERTAINMENT CORP.
By:	/s/ SCOTT MACDONALD
Scott Macdonald
Chief Financial Officer